Form 10-Q
period 2013-08-04
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2013-09-10
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2013

- OR -

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

HD Supply Holdings, Inc.	Yes ☐ No ☒

HD Supply, Inc.	Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

HD Supply Holdings, Inc.	Yes ☒ No ☐

HD Supply, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

HD Supply Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒

HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 6, 2013:

HD Supply Holdings, Inc.	192,080,428 shares of common stock, par value $0.01 per share

HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

EXPLANATORY NOTE

This Form 10-Q is a combined quarterly report being filed separately by two registrants: HD Supply Holdings, Inc. and HD Supply, Inc.  Unless the context indicates otherwise, any reference in this report to “Holdings” refers to HD Supply Holdings, Inc., any reference to “HDS” refers to HD Supply, Inc., the indirect wholly-owned subsidiary of Holdings, and any references to “HD Supply,” the “Company,” “we,” “us” and “our” refer to HD Supply Holdings, Inc. together with its direct and indirect subsidiaries, including HDS.  Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Forward-looking statements and information

This quarterly report includes forward-looking statements and cautionary statements.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms.  These forward-looking statements include all matters that are not historical facts.  They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control.  We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our Registration Statement on Form S-1, as amended (File No. 333-187872), that was declared effective on June 26, 2013 (the “Registration Statement”) and, in the case of Holdings, those described from time to time in Holdings’ other filings with the U.S. Securities and Exchange Commission (“SEC”) and, in the case of HDS, those described from time to time in HDS’s other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•         inherent risks of the maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets;

•         our ability to achieve profitability;

•         our ability to service our debt and to refinance all or a portion of our indebtedness;

•         limitations and restrictions in the agreements governing our indebtedness;

•         the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

•         the loss of any of our significant customers;

•         competitive pricing pressure from our customers;

•         our ability to identify and acquire suitable acquisition candidates on favorable terms;

•         cyclicality and seasonality of the maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets;

•         our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•         our ability to manage fixed costs;

•         the development of alternatives to distributors in the supply chain;

•         our ability to manage our working capital through product purchasing and customer credit policies;

•         potential material liabilities under our self-insured programs;

•         our ability to attract, train and retain highly qualified associates and key personnel;

•         limitations on our income tax net operating loss carryforwards in the event of an ownership change;

•         our ability to identify and integrate new products; and

•         the significant influence our sponsors have over corporate decisions.

You should read this report completely and with the understanding that actual future results may be materially different from expectations.  All forward-looking statements made in this report are qualified by these cautionary statements.  These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012

Net Sales	$2,257	$2,059	$4,325	$3,895
Cost of sales	1,596	1,465	3,066	2,778
Gross Profit	661	594	1,259	1,117
Operating expenses:
Selling, general and administrative	450	408	889	805
Depreciation and amortization	61	83	120	166
Total operating expenses	511	491	1,009	971
Operating Income	150	103	250	146
Interest expense	144	158	291	324
Loss on extinguishment & modification of debt	46	—	87	220
Other (income) expense, net	20	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(60)	(55)	(148)	(398)
Provision (benefit) for income taxes	12	1	55	34
Income (Loss) from Continuing Operations	(72)	(56)	(203)	(432)
Income from discontinued operations, net of tax	—	—	—	16
Net Income (Loss)	$(72)	$(56)	$(203)	$(416)
Other comprehensive income— foreign currency translation adjustment	(3)	(3)	(4)	—
Total Comprehensive Income (Loss)	$(75)	$(59)	$(207)	$(416)

Weighted Average Common Shares Outstanding
Basic and Diluted (in thousands)	153,433	130,554	142,006	130,555

Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$(0.47)	$(0.43)	$(1.43)	$(3.31)
Income (Loss) from Discontinued Operations	$—	$—	$—	$0.12
Net Income (Loss)	$(0.47)	$(0.43)	$(1.43)	$(3.19)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 4, 2013	February 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$109	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $22 and $23	1,221	1,008
Inventories	1,108	987
Deferred tax asset	3	42
Other current assets	47	49
Total current assets	2,488	3,163
Property and equipment, net	401	395
Goodwill	3,139	3,138
Intangible assets, net	406	473
Other assets	153	165
Total assets	$6,587	$7,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$815	$693
Accrued compensation and benefits	116	160
Current installments of long-term debt	10	899
Other current liabilities	266	291
Total current liabilities	1,207	2,043

Long-term debt, excluding current installments	5,678	6,430
Deferred tax liabilities	111	104
Other liabilities	344	348
Total liabilities	7,340	8,925

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 192 million and 131 million shares issued and outstanding at August 4, 2013 and February 3, 2013, respectively	2	1
Paid-in capital	3,739	2,695
Accumulated deficit	(4,488)	(4,285)
Accumulated other comprehensive loss	(6)	(2)
Total stockholders’ equity (deficit)	(753)	(1,591)
Total liabilities and stockholders’ equity (deficit)	$6,587	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 4, 2013	July 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(203)	$(416)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122	170
Provision for uncollectibles	2	3
Non-cash interest expense	16	51
Payment of PIK interest & discounts upon extinguishment of debt	(364)	—
Loss on extinguishment & modification of debt	87	220
Stock-based compensation expense	8	10
Deferred income taxes	45	26
Gain on sale of a business	—	(9)
Changes in assets and liabilities:
(Increase) decrease in receivables	(221)	(200)
(Increase) decrease in inventories	(125)	(200)
(Increase) decrease in other current assets	(2)	(2)
(Increase) decrease in other assets	—	2
Increase (decrease) in accounts payable and accrued liabilities	52	17
Increase (decrease) in other long-term liabilities	6	4
Net cash provided by (used in) operating activities	(577)	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64)	(52)
Proceeds from sales of property and equipment	5	2
Proceeds from sale of investments	936	—
Proceeds from sale of a business	—	464
(Payment) settlement for acquisition of a business, net of cash acquired	2	(196)
Other investing activities	—	(3)
Net cash provided by (used in) investing activities	879	215
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of transaction fees	1,040	—
Borrowings of long-term debt	79	2,817
Repayments of long-term debt	(1,619)	(3,288)
Borrowings on long-term revolver debt	520	1,004
Repayments on long-term revolver debt	(320)	(372)
Debt issuance and modification fees	(34)	(73)
Other financing activities	1	—
Net cash provided by (used in) financing activities	(333)	88
Effect of exchange rates on cash and cash equivalents	(1)	—
Increase (decrease) in cash and cash equivalents	$(32)	$(21)
Cash and cash equivalents at beginning of period	141	111
Cash and cash equivalents at end of period	$109	$90

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012

Net Sales	$2,257	$2,059	$4,325	$3,895
Cost of sales	1,596	1,465	3,066	2,778
Gross Profit	661	594	1,259	1,117
Operating expenses:
Selling, general and administrative	450	408	889	805
Depreciation and amortization	61	83	120	166
Total operating expenses	511	491	1,009	971
Operating Income	150	103	250	146
Interest expense	144	158	291	324
Loss on extinguishment & modification of debt	46	—	87	220
Other (income) expense, net	20	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(60)	(55)	(148)	(398)
Provision (benefit) for income taxes	12	1	55	34
Income (Loss) from Continuing Operations	(72)	(56)	(203)	(432)
Income from discontinued operations, net of tax	—	—	—	16
Net Income (Loss)	$(72)	$(56)	$(203)	$(416)
Other comprehensive income— foreign currency translation adjustment	(3)	(3)	(4)	—
Total Comprehensive Income (Loss)	$(75)	$(59)	$(207)	$(416)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 4, 2013	February 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$109	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $22 and $23	1,221	1,008
Inventories	1,108	987
Deferred tax asset	3	42
Other current assets	47	49
Total current assets	2,488	3,163
Property and equipment, net	401	395
Goodwill	3,139	3,138
Intangible assets, net	406	473
Other assets	153	165
Total assets	$6,587	$7,334

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$815	$693
Accrued compensation and benefits	116	160
Current installments of long-term debt	10	899
Other current liabilities	266	291
Total current liabilities	1,207	2,043

Long-term debt, excluding current installments	5,678	6,430
Deferred tax liabilities	111	104
Other liabilities	344	348
Total liabilities	7,340	8,925

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding at August 4, 2013 and February 3, 2013	—	—
Paid-in capital	3,741	2,696
Accumulated deficit	(4,488)	(4,285)
Accumulated other comprehensive loss	(6)	(2)
Total stockholder’s equity (deficit)	(753)	(1,591)
Total liabilities and stockholder’s equity (deficit)	$6,587	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 4, 2013	July 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(203)	$(416)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122	170
Provision for uncollectibles	2	3
Non-cash interest expense	16	51
Payment of PIK interest & discounts upon extinguishment of debt	(364)	—
Loss on extinguishment & modification of debt	87	220
Stock-based compensation expense	8	10
Deferred income taxes	45	26
Gain on sale of a business	—	(9)
Changes in assets and liabilities:
(Increase) decrease in receivables	(221)	(200)
(Increase) decrease in inventories	(125)	(200)
(Increase) decrease in other current assets	(2)	(2)
(Increase) decrease in other assets	—	2
Increase (decrease) in accounts payable and accrued liabilities	52	17
Increase (decrease) in other long-term liabilities	6	4
Net cash provided by (used in) operating activities	(577)	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64)	(52)
Proceeds from sales of property and equipment	5	2
Proceeds from sale of investments	936	—
Proceeds from sale of a business	—	464
(Payment) settlement for acquisition of a business, net of cash acquired	2	(196)
Other investing activities	—	(3)
Net cash provided by (used in) investing activities	879	215
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from parent	1,038	—
Borrowings of long-term debt	79	2,817
Repayments of long-term debt	(1,619)	(3,288)
Borrowings on long-term revolver debt	520	1,004
Repayments on long-term revolver debt	(320)	(372)
Debt issuance and modification fees	(34)	(73)
Other financing activities	3
Net cash provided by (used in) financing activities	(333)	88
Effect of exchange rates on cash and cash equivalents	(1)	—
Increase (decrease) in cash and cash equivalents	$(32)	$(21)
Cash and cash equivalents at beginning of period	141	111
Cash and cash equivalents at end of period	$109	$90

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

HD Supply Holdings, Inc. (“Holdings”) indirectly owns all of the outstanding common stock of HD Supply, Inc. (“HDS”).

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply”), is one of the largest industrial distribution companies in North America.  The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through over 600 locations across 46 U.S. states and 9 Canadian provinces, the Company serves these markets with an integrated go-to-market strategy.  HD Supply has approximately 15,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. HD Supply’s broad range of end-to-end product lines and services include over one million stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and White Cap. Other operating segments include Crown Bolt, Repair & Remodel, Creative Touch Interiors (“CTI”), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Initial Public Offering

On June 26, 2013, Holdings’ Registration Statement (File No. 333-187872) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”). Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock to be sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share.  On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,038 million, net of underwriters’ discounts and commissions and paid and unpaid offering expenses of approximately $17 million (including the payment to the Equity Sponsors, as defined below, of a transaction fee of approximately $11 million). As of August 4, 2013, approximately $14 million of offering expenses have been paid.

The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS’s outstanding 10.50% Senior Subordinated Notes due 2021 (the “January 2013 Senior Subordinated Notes”), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date (See Note 4, Debt), and (2) pay related fees and expenses, including the payment to the Equity Sponsors, as defined below, of an aggregate fee to terminate the consulting agreements of approximately $18 million (See Note 3, Related Parties). The remaining net proceeds were used for general corporate purposes.

Basis of Presentation

On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings’ common stock, resulting in 130,583,916 shares of common stock issued, including 5,500 of Treasury shares, and 130,578,416 shares of common stock outstanding.  The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. There are no preferred shares issued or outstanding.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC that permit reduced disclosure for interim periods. The consolidated balance sheet as of February 3, 2013 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with HD Supply’s financial statements for the year ended February 3, 2013, which includes all disclosures required by GAAP, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2013, relating to its initial public offering.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ending February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended August 4, 2013 and July 29, 2012 both included 13 weeks and the six months ended August 4, 2013 and July 29, 2012 both included 26 weeks.

Principles of Consolidation

The consolidated financial statements of HD Supply Holdings, Inc. present the results of operations, financial position and cash flows of HD Supply Holdings, Inc. and its wholly-owned subsidiaries.  The consolidated financial statements of HD Supply, Inc. present the results of operations, financial position and cash flows of HD Supply, Inc. and its wholly-owned subsidiaries.  All material intercompany balances and transactions are eliminated.  Results of operations of businesses acquired are included from their respective dates of acquisition.  The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with GAAP.  Actual results could differ from these estimates.

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims.  The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At August 4, 2013 and February 3, 2013, self-insurance reserves totaled approximately $93 million and $94 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for approximately $477 million. Upon closing, the Company received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, the Company recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the IPVF operations and the gain on sale of the business are classified as discontinued operations. The

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net sales	$—	$—	$—	$127
Gain on sale of discontinued operations	—	—	—	9
Income (loss) before provision for income taxes	—	—	—	16
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$16

NOTE 3 — RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to HD Supply, or to a wholly-owned subsidiary of HD Supply, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc.  Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings’ common stock valued at $325 million.

After completion of Holdings’ initial public offering on July 2, 2013, the Equity Sponsors continue to hold more than 50% of Holdings’ common stock and Home Depot holds less than 10% of Holdings’ common stock.

Equity Sponsors

Consulting Agreements—In connection with the closing of the Transactions, HD Supply entered into consulting agreements with the Equity Sponsors, pursuant to which the Equity Sponsors provided HD Supply with financial advisory and management consulting services and HD Supply paid the Equity Sponsors a $5 million annual aggregate fee (“Sponsor Management Fee”) and an aggregate fee equal to a specified percentage of the transaction value of certain types of transactions that HD Supply completes (“Sponsor Transaction Fee”), plus out-of-pocket expenses. The original term of these agreements ran through August 2017.

As specified in the agreements, HD Supply paid the Equity Sponsors a Sponsor Transaction Fee of approximately $11 million as a result of HD Supply’s initial public offering on July 2, 2013.  The Sponsor Transaction Fee was considered an offering expense and, therefore, is presented as a reduction of proceeds from the initial public offering in the consolidated financial statements.

On July 2, 2013, in connection with the initial public offering, HD Supply paid the Equity Sponsors an aggregate fee of approximately $18 million to terminate the consulting agreements. The termination fee represents the estimated net present value of the Sponsor Management Fee payments over the remaining term of the consulting agreements. This charge is included in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended August 4, 2013 include $1 million and $2 million, respectively, in Sponsor Management Fees and related expenses.  The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended July 29, 2012 include $2 million and $3 million, respectively, in Sponsor Management Fees and related expenses.  These fees and expenses are included in Selling, general and administrative expense.

Debt—Management of the Company has been informed that, as of August 4, 2013, affiliates of certain of the Equity Sponsors beneficially owned approximately $34 million aggregate principal amount of the Company’s outstanding indebtedness.  On February 8, 2013, HDS redeemed its outstanding 13.5% Senior Subordinated Notes due 2015 (“2007 Senior Subordinated Notes”) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date.  Affiliates of certain of the Equity Sponsors owned approximately $348 million aggregate principal amount, or 39%, of the 2007 Senior Subordinated Notes that were redeemed and had such notes redeemed.

NOTE 4 - DEBT

HDS’s long-term debt as of August 4, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	August 4, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$500	1.69	$300	1.96
Term Loans due 2017, net of unamortized discount of $21 million and $26 million as of August 4, 2013 and February 3, 2013, respectively	969	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $19 million and $21 million as of August 4, 2013 and February 3, 2013, respectively	1,269	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$5,688		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$5,678		$6,430

(1) Represents the stated rate of interest, without including the effect of discounts or premiums.

On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes due 2021 at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, Debt-Modifications and Extinguishments, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

On June 28, 2013, HDS amended its Senior ABL Facility to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred debt costs.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. The soft call option provides for a premium equal to 1.0% of the aggregate principal amount of Term Loans being prepaid if, on or prior to August 15, 2013, HDS enters into certain repricing transactions.  In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million.

On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

Senior Credit Facilities

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the “Term Loan Facility,” the term loans thereunder, the “Term Loans”) providing for Term Loans in an aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the “Term Loan Maturity Date”). The Term Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 4, 2013, HDS has $888 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $51 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Secured Notes

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Notes

HDS’s 11.5% Senior Notes due 2020 (the “October 2012 Senior Unsecured Notes”) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 7.5% Senior Notes due 2020 (the “February 2013 Senior Unsecured Notes”) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of August 4, 2013, HDS is in compliance with all such covenants that were in effect on such date.

First Quarter 2012 Refinancing Transactions

On April 12, 2012, HDS consummated the following transactions (the “Refinancing Transactions”) in connection with the refinancing of the senior portion of its debt structure:

•                  the issuance of $950 million of its First Priority Notes;

•                  the issuance of $675 million of its Second Priority Notes;

•                  the issuance of approximately $757 million of 14.875% Senior Notes due 2020 (the “April 2012 Senior Notes”);

•                  entry into the Term Loan Facility; and

•                  entry into the Senior ABL Facility.

The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Notes, the Term Loan Facility and the Senior ABL Facility were used to (i) repay all amounts outstanding under the 2007 Senior Secured Credit Facility (Senior Secured Credit Facility dated as of August 30, 2007), (ii) repay all amounts outstanding under the 2007 ABL Credit Facility (ABL Credit Facility dated as of August 30, 2007), (iii) repurchase all remaining outstanding 2007 Senior Notes (12.0% Senior Notes dated as of August 30, 2007) and (iv) pay related fees and expenses.

Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 2007 Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Notes.

As a result of the Refinancing Transactions, HDS incurred $75 million in debt issuance costs and recorded a $220 million loss on extinguishment of debt, which included a $150 million premium payment to redeem the 2007 Senior Notes, $46 million to write off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write off the remaining unamortized asset associated with Home Depot’s guarantee of HDS’s payment obligations for principal and interest under the Term Loan under the 2007 Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

On February 1, 2013, HDS repurchased and cancelled all of its April 2012 Senior Notes at 100% of the aggregate principal balance, including capitalized paid-in kind (“PIK”) interest, plus a $422 million make-whole premium, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013.

NOTE 5 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

requirements about fair value measurements.  These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3 — Unobservable inputs in which little or no market activity exists.

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of August 4, 2013 and February 3, 2013 (amounts in millions):

	As of August 4, 2013		As of February 3, 2013
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$500	$488	$300	$292
Term Loans and Notes	5,190	5,737	7,034	7,573
Total	$5,690	$6,225	$7,334	$7,865

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts or premiums.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.  Management’s fair value estimates were based on quoted prices for recent trades of HDS’s  long-term debt, recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

NOTE 6 — STOCK-BASED COMPENSATION

On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the “Stock Incentive Plan”), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14,818,000 shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

In connection with HD Supply’s initial public offering, HD Supply granted an aggregate 929,900 options to its senior management.  The options have an exercise price of $18.00, vest on the third anniversary of the June 26, 2013 grant date, and have an estimated fair value of $10.25 per option.  The Company expects to record approximately $9 million of stock-based compensation for the options over the options’ vesting period.

On June 26, 2013, HD Supply granted an aggregate 331,431 shares of restricted stock to certain employees. The restricted stock vests in five equal annual installments on each of the first through fifth anniversaries of May 9, 2013. The Company expects to record approximately $6 million of stock-based compensation for the restricted stock over the restricted stock’s vesting period.

On July 2, 2013, HD Supply’s non-employee directors were awarded an aggregate 41,031 restricted stock units (“RSUs”) pursuant to HD Supply’s Board of Director Compensation Policy that became effective on the consummation of HD Supply’s initial public offering on July 2, 2013. The RSUs vest on the earlier of (i) the first anniversary of the grant date or (ii) the date of the Company’s next annual meeting after the grant date.  On a date selected by the Company that is within thirty days following the vesting date, vested RSUs will be settled into an equal number of shares of the Company’s common stock, unless the director has elected to defer settlement of the RSU until termination of board service, in which case the award will be settled at service

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

termination. The Company expects to record less than $1 million of stock-based compensation for the RSUs over the RSU’s vesting period.

NOTE 7 — INCOME TAXES

As of August 4, 2013, the Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2013 is a 36.8% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as acquisitions and settlements of audits.  The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service (the “IRS”).  Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes.  The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance.  During the three and six months ended August 4, 2013, the impact of the tax amortization of the indefinite lived intangibles increased income tax expense by $9 million and $46 million, respectively.

As of February 3, 2013, the Company’s unrecognized tax benefits in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $193 million.  During the six months ended August 4, 2013, the balance for unrecognized tax benefits decreased $1 million as result of state audit settlements for tax positions in a prior period.  As of August 4, 2013, the Company’s unrecognized tax benefits were $192 million.  During the three and six months ended August 4, 2013, the gross accrual for interest related to unrecognized tax benefits increased $3 million and $5 million, respectively, as a result of interest accruals on tax positions in a prior period.  The Company’s ending net accrual for interest related to unrecognized tax benefits as of February 3, 2013 was $22 million and increased to $24 million as of August 4, 2013.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets.  With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets.  As of August 4, 2013, the Company’s U.S. valuation allowance was $1,030 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

See Note 10, Commitments and Contingencies, for discussion of the Internal Revenue Service audit of the Company’s U.S. federal income tax returns.

NOTE 8—LOSS PER COMMON SHARE

The following loss per common share is provided for HD Supply Holdings, Inc.

Basic loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options, restricted stock, and restricted stock units are anti-dilutive because the Company incurred net losses.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended August 4, 2013 and July 29, 2012 (in millions, except per share and share data):

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Loss from continuing operations	$(72)	$(56)	$(203)	$(432)
Income (loss) from discontinued operations, net of tax	—	—	—	16
Net income (loss)	$(72)	$(56)	$(203)	$(416)

Weighted average common shares outstanding, basic and diluted (in thousands) (1)	153,433	130,554	142,006	130,555

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.47)	$(0.43)	$(1.43)	$(3.31)
Income (loss) from discontinued operations, net of tax	—	—	—	0.12
Net income (loss)	$(0.47)	$(0.43)	$(1.43)	$(3.19)

(1)         Weighted average common shares outstanding in fiscal 2013 reflect 130.6 million shares outstanding on February 3, 2013 and the issuance of 61 million shares on July 2, 2013 for Holdings’ initial public offering.

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Stock options	15,107	14,548	14,913	14,455
Restricted stock & restricted stock units	336	—	168	—

NOTE 9 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of August 4, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	August 4, 2013	February 3, 2013
Trade receivables, net of allowance for doubtful accounts	$1,136	$926
Vendor rebate receivables	67	66
Other receivables	18	16
Total receivables, net	$1,221	$1,008

Other Current Liabilities

Other current liabilities as of August 4, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	August 4, 2013	February 3, 2013
Accrued interest	$118	$147
Accrued non-income taxes	38	34
Other	110	110
Total other current liabilities	$266	$291

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 4, 2013 and July 29, 2012 was $304 million and $351 million, respectively.  Additionally, during first quarter 2013, the Company paid $364 million of original issue

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discounts and paid-in-kind (“PIK”) interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

Cash paid for income taxes, net of refunds, in the six months ended August 4, 2013 and July 29, 2012 was approximately $5 million and $2 million, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

HD Supply carried back tax net operating losses (“NOL”) from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot’s U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the “Agreement”) between HD Supply and Home Depot, Home Depot paid HD Supply the refund proceeds resulting from the NOL carrybacks.

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. In May 2012, the IRS issued a formal Revenue Agent’s Report (“RAR”) challenging approximately $299 million (excluding interest) of the cash refunds resulting from HD Supply’s NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from HD Supply’s carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million.  As of August 4, 2013, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $18 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in its deferred tax assets by approximately $63 million before any valuation allowance.

The Company believes that its positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, HD Supply has challenged the proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS.  During the administrative appeal period and as allowed under statute, the Company intends to vigorously defend its positions rather than pay any amount related to the proposed adjustments. In the event of an unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount related to the proposed adjustments to Home Depot pursuant to the terms of the Agreement (or to the IRS), the Company’s cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

See Note 7, Income Taxes, for further disclosures on the Company’s income taxes.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance.  For all such other matters, management believes the possibility of losses from such matters are remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

NOTE 11 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for HD Supply Canada, which is organized based on geographic location and Corporate, which provides general corporate overhead support. Both HD Supply Canada and Corporate are included within “Corporate and Other.” The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

HD Supply has four reportable segments, each of which is presented below:

•                  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations (“MRO”) products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

•                  Waterworks—Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and wastewater industries for non-residential and residential uses.

•                  Power Solutions—Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries.

•                  White Cap—White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate & Other.” Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors (“CTI”), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets which operates across nine provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments, Corporate & Other and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended August 4, 2013
Net Sales	$638	$601	$456	$336	$226	$2,257
Adjusted EBITDA	125	50	18	24	1	218
Depreciation(1) & Software Amortization	11	3	2	4	9	29
Other Intangible Amortization	20	1	4	5	3	33

Three Months Ended July 29, 2012
Net Sales	$571	$527	$440	$307	$214	$2,059
Adjusted EBITDA	109	39	20	18	6	192
Depreciation(1) & Software Amortization	10	2	2	3	7	24
Other Intangible Amortization	19	24	4	5	8	60

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Corporate & Other	Total Continuing Operations
Six Months Ended August 4, 2013
Net Sales	$1,199	$1,124	$918	$646	$438	$4,325
Adjusted EBITDA	225	88	36	38	(5)	382
Depreciation(1) & Software Amortization	22	5	3	8	17	55
Other Intangible Amortization	40	2	9	10	6	67

Six Months Ended July 29, 2012
Net Sales	$1,068	$988	$855	$573	$411	$3,895
Adjusted EBITDA	194	67	34	26	4	325
Depreciation(1) & Software Amortization	19	4	3	6	15	47
Other Intangible Amortization	38	48	9	10	15	120

(1) Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Total Adjusted EBITDA	$218	$192	$382	$325
Depreciation and amortization	62	84	122	167
Stock-based compensation	5	5	8	10
Management fees and expenses	1	2	2	3
Other	—	(2)	—	(1)
Operating income (loss)	150	103	250	146
Interest expense	144	158	291	324
Loss on extinguishment & modification of debt	46	—	87	220
Other (income) expense, net	20	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(60)	(55)	(148)	(398)
Provision (benefit) for income taxes	12	1	55	34
Income (loss) from continuing operations	$(72)	$(56)	$(203)	$(432)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—SUBSIDIARY GUARANTORS

HD Supply, Inc. (the “Debt Issuer” or “HDS”) has issued First Priority Notes, Second Priority Notes, October 2012 Senior Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada and a non-operating subsidiary in the United States that previously held an investment of HDS’s 2007 Senior Subordinated Notes, which was eliminated in consolidation. During fiscal 2012, the investment in the 2007 Senior Subordinated Notes was contributed to the Debt Issuer in a non-cash transaction. The Debt Issuer retired this portion of the 2007 Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

In connection with the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HD Supply, Inc., for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended August 4, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,136	$122	$(1)	$2,257
Cost of sales	—	1,504	92	—	1,596
Gross Profit	—	632	30	(1)	661
Operating expenses:
Selling, general and administrative	22	407	22	(1)	450
Depreciation and amortization	4	56	1	—	61
Total operating expenses	26	463	23	(1)	511
Operating Income (Loss)	(26)	169	7	—	150
Interest expense	145	73	1	(75)	144
Interest (income)	(75)	—	—	75	—
Net (earnings) loss of equity affiliates	(127)	—	—	127	—
Loss on extinguishment & modification of debt	46	—	—	—	46
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(35)	96	6	(127)	(60)
Provision (benefit) for income taxes	37	(25)	—	—	12
Income (Loss) from Continuing Operations	(72)	121	6	(127)	(72)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	(72)	121	6	(127)	(72)
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$(75)	$121	$3	$(124)	$(75)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended July 29, 2012
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$1,954	$105	$—	$2,059
Cost of sales	—	1,388	77	—	1,465
Gross Profit	—	566	28	—	594
Operating expenses:
Selling, general and administrative	16	371	21	—	408
Depreciation and amortization	3	79	1	—	83
Total operating expenses	19	450	22	—	491
Operating Income (Loss)	(19)	116	6	—	103
Interest expense	179	75	—	(96)	158
Interest (income)	(75)	—	(21)	96	—
Net (earnings) loss of equity affiliates	(65)	—	—	65	—
Other (income) expense, net	—	—	—	—	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(58)	41	27	(65)	(55)
Provision (benefit) for income taxes	(2)	(6)	9	—	1
Income (Loss) from Continuing Operations	(56)	47	18	(65)	(56)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$(56)	$47	$18	$(65)	$(56)
Other comprehensive income — foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$(59)	$47	$15	$(62)	$(59)

	Six Months Ended August 4, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$4,102	$224	$(1)	$4,325
Cost of sales	—	2,900	166	—	3,066
Gross Profit	—	1,202	58	(1)	1,259
Operating expenses:
Selling, general and administrative	41	805	44	(1)	889
Depreciation and amortization	8	111	1	—	120
Total operating expenses	49	916	45	(1)	1,009
Operating Income (Loss)	(49)	286	13	—	250
Interest expense	292	148	1	(150)	291
Interest (income)	(149)	(1)	—	150	—
Net (earnings) loss of equity affiliates	(196)	—	—	196	—
Loss on extinguishment & modification of debt	87	—	—	—	87
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(103)	139	12	(196)	(148)
Provision (benefit) for income taxes	100	(46)	1	—	55
Income (Loss) from Continuing Operations	(203)	185	11	(196)	(203)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	(203)	185	11	(196)	(203)
Other comprehensive income (loss) — foreign currency translation adjustment	(4)	—	(4)	4	(4)
Total Comprehensive Income (Loss)	$(207)	$185	$7	$(192)	$(207)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended July 29, 2012
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$3,690	$205	$—	$3,895
Cost of sales	—	2,627	151	—	2,778
Gross Profit	—	1,063	54	—	1,117
Operating expenses:
Selling, general and administrative	36	726	43	—	805
Depreciation and amortization	7	158	1	—	166
Total operating expenses	43	884	44	—	971
Operating Income (Loss)	(43)	179	10	—	146
Interest expense	367	150	—	(193)	324
Interest (income)	(150)	(2)	(41)	193	—
Net (earnings) loss of equity affiliates	(72)	—	—	72	—
Loss on extinguishment & modification of debt	220	—	—	—	220
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(408)	31	51	(72)	(398)
Provision (benefit) for income taxes	16	(3)	21	—	34
Income (Loss) from Continuing Operations	(424)	34	30	(72)	(432)
Income (loss) from discontinued operations, net of tax	8	8	—	—	16
Net Income (Loss)	$(416)	$42	$30	$(72)	$(416)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—
Total Comprehensive Income (Loss)	$(416)	$42	$30	$(72)	$(416)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of August 4, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$59	$18	$32	$—	$109
Receivables, net	4	1,138	79	—	1,221
Inventories	—	1,047	61	—	1,108
Deferred tax asset	—	48	1	(46)	3
Intercompany receivable	—	1	—	(1)	—
Other current assets	10	33	4	—	47
Total current assets	73	2,285	177	(47)	2,488

Property and equipment, net	64	332	5	—	401
Goodwill	—	3,133	6	—	3,139
Intangible assets, net	—	402	4	—	406
Deferred tax asset	40	—	6	(40)	6
Investment in subsidiaries	2,955	—	—	(2,955)	—
Intercompany notes receivable	2,774	558	—	(3,332)	—
Other assets	141	5	1	—	147
Total assets	$6,047	$6,715	$199	$(6,374)	$6,587

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$755	$47	$—	$815
Accrued compensation and benefits	30	82	4	—	116
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	46	—	—	(46)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	151	103	12	—	266
Total current liabilities	250	940	64	(47)	1,207

Long-term debt, excluding current installments	5,678	—	—	—	5,678
Deferred tax liabilities	—	151	—	(40)	111
Intercompany notes payable	558	2,774	—	(3,332)	—
Other liabilities	314	24	6	—	344
Total liabilities	6,800	3,889	70	(3,419)	7,340

Stockholder’s equity (deficit)	(753)	2,826	129	(2,955)	(753)
Total liabilities and stockholder’s equity (deficit)	$6,047	$6,715	$199	$(6,374)	$6,587

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of February 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$91	$15	$35	$—	$141
Cash equivalents restricted for debt redemption	936	—	—	—	936
Receivables, net	4	937	67	—	1,008
Inventories	—	928	59	—	987
Deferred tax asset	—	48	1	(7)	42
Intercompany receivable	—	1	—	(1)	—
Other current assets	9	37	3	—	49
Total current assets	1,040	1,966	165	(8)	3,163

Property and equipment, net	66	323	6	—	395
Goodwill	—	3,132	6	—	3,138
Intangible assets, net	—	469	4	—	473
Deferred tax asset	48	—	6	(48)	6
Investment in subsidiaries	2,854	—	—	(2,854)	—
Intercompany notes receivable	2,774	634	—	(3,408)	—
Other assets	153	6	—	—	159
Total assets	$6,935	$6,530	$187	$(6,318)	$7,334

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$638	$41	$—	$693
Accrued compensation and benefits	46	108	6	—	160
Current installments of long-term debt	899	—	—	—	899
Deferred tax liabilities	7	—	—	(7)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	183	98	10	—	291
Total current liabilities	1,149	844	58	(8)	2,043

Long-term debt, excluding current installments	6,430	—	—	—	6,430
Deferred tax liabilities	—	152	—	(48)	104
Intercompany notes payable	634	2,774	—	(3,408)	—
Other liabilities	313	28	7	—	348
Total liabilities	8,526	3,798	65	(3,464)	8,925

Stockholder’s equity (deficit)	(1,591)	2,732	122	(2,854)	(1,591)
Total liabilities and stockholder’s equity (deficit)	$6,935	$6,530	$187	$(6,318)	$7,334

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended August 4, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$(550)	$(26)	$(1)	$—	$(577)
Cash flows from investing activities
Capital expenditures	$(11)	$(52)	$(1)	$—	$(64)
Proceeds from sale of property and equipment	—	5	—	—	5
Settlement of acquisition of a business	—	2	—	—	2
Proceeds from sale of investments	936	—	—	—	936
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—
Proceeds from (payments of) intercompany notes	—	76	—	(76)	—
Net cash flows from investing activities	$927	$31	$(1)	$(78)	$879

Cash flows from financing activities
Equity contribution (return of capital)	$1,038	$(2)	$—	$2	$1,038
Borrowings (repayments) of intercompany notes	(76)	—	—	76	—
Borrowings of long-term debt	79	—	—	—	79
Repayments of long-term debt	(1,619)	—	—	—	(1,619)
Borrowings on long-term revolver	520	—	—	—	520
Repayments of long-term revolver	(320)	—	—	—	(320)
Debt issuance and modification fees	(34)	—	—	—	(34)
Other financing activities	3	—	—	—	3
Net cash flows from financing activities	$(409)	$(2)	—	$78	$(333)
Effect of exchange rates on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash & cash equivalents	(32)	3	(3)	—	(32)
Cash and cash equivalents at beginning of period	91	15	35	—	141
Cash and cash equivalents at end of period	$59	$18	$32	$—	$109

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Six Months Ended July 29, 2012
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$(318)	$(18)	$37	$(25)	$(324)
Cash flows from investing activities
Capital expenditures	(14)	(38)	—	—	(52)
Proceeds from sale of property and equipment	—	2	—	—	2
Purchase of debt investments	—	—	(1)	1	—
Payment for a business acquired	—	(196)	—	—	(196)
Proceeds from sale of a business	463	—	1	—	464
Proceeds from (payments of) intercompany notes	—	59	—	(59)	—
(Investments in) return of capital of equity affiliates	(169)	—	—	169	—
Other investing activities	—	—	(3)	—	(3)
Net cash flows from investing activities	280	(173)	(3)	111	215

Cash flows from financing activities
Dividend payment	—	—	(25)	25	—
Equity contribution (return of capital)	—	204	(35)	(169)	—
Borrowings (repayments) of intercompany notes	(59)	—	—	59	—
Borrowings of long-term debt	2,817	—	—	—	2,817
Repayments of long-term debt	(3,287)	—	—	(1)	(3,288)
Borrowings on long-term revolver	997	—	7	—	1,004
Repayments of long-term revolver	(372)	—	—	—	(372)
Debt issuance and modification fees	(73)	—	—	—	(73)
Net cash flows from financing activities	23	204	(53)	(86)	88
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(15)	$13	$(19)	$—	$(21)
Cash and cash equivalents at beginning of period	49	12	50	—	111
Cash and cash equivalents at end of period	$34	$25	$31	$—	$90

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive income: reclassifications — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company’s financial position or results of operations.

Release of cumulative translation adjustment — In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

Presentation of an unrecognized tax benefit — In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2013-11.

HD SUPPLY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

HD Supply Holdings, Inc. (“Holdings”) indirectly owns all of the outstanding common stock of HD Supply, Inc. (“HDS”). Unless otherwise indicated, the disclosures below apply to both Holdings and HDS. See “Explanatory Note.”

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply”), is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through over 600 locations across 46 U.S. states and 9 Canadian provinces. We have approximately 15,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

We operate our Company through four reportable segments: Facilities Maintenance, Waterworks, Power Solutions and White Cap.

Facilities Maintenance. Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. The markets that Facilities Maintenance serves include multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

Waterworks. Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and wastewater industries for residential and non-residential uses.  Waterworks serves non-residential, residential, water systems, sewage systems and other markets. Products include pipes, fittings, valves, hydrants and meters for use in the construction, maintenance and repair of water and wastewater systems as well as fire-protection systems. Waterworks has complemented its core products through additional offerings, including smart meters (AMR/AMI), HDPE pipes and specific engineered treatment plant products and services.

Power Solutions. Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries. Power Solutions serves utilities and electrical markets. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in non-residential and residential construction.

White Cap. White Cap distributes specialized hardware, tools and engineered materials to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

In addition to the reportable segments, our consolidated financial results include “Corporate & Other.” Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors (“CTI”), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving The Home Depot, Inc. (“Home Depot”) and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets which operates across nine provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Acquisitions

We enter into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones.  In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

On December 3, 2012, we purchased substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP (collectively “Water Products”). These businesses distribute water, sewer, gas and related products, such as pipes, valves, fittings, hydrants, pumps and meters, and offer maintenance products and repair services primarily to municipalities and contractors.  The businesses are operated as part of the Waterworks segment.

On June 29, 2012, we purchased Peachtree Business Products LLC (“Peachtree”). Headquartered in Marietta, Georgia, Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of the Facilities Maintenance segment.

Discontinued operations

On March 26, 2012, we sold all of the issued and outstanding equity interests in our Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for approximately $477 million. Upon closing, we received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, we recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, we received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the IPVF operations and the gain on sale of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detail related to the results of operations of the discontinued operations, see “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units, particularly Waterworks and Power Solutions, fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

We ship products to customers predominantly by internal fleet and to a lesser extent by third-party carriers. Net sales are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers.

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses.

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts) including the cost of inbound freight and the sale price to our customers. The cost of outbound freight (including internal transfers), purchasing, receiving and warehousing are included in Selling, general and administrative expenses within operating expenses. Our Gross profits may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in Cost of sales.

Operating expenses

Operating expenses are primarily comprised of selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees.  In addition, operating expenses include depreciation and amortization.

Adjusted EBITDA and Adjusted net income (loss)

We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance. We believe the presentation of Adjusted EBITDA enhances investors’ overall understanding of the financial performance of our business. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”) and does not purport to be an alternative to Net income (loss) as a measure of operating performance. We believe Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.  In addition, we present Adjusted net income (loss) to measure our overall profitability as we believe it is an important measure of our performance.  Adjusted net income (loss) is not a recognized term under GAAP and does not purport to be an alternative to Net income (loss) as a measure of operating performance. Adjusted net income (loss) is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, further adjusted for certain non-cash, non-recurring or unusual items, net of tax. We further believe that Adjusted EBITDA and Adjusted net income (loss) are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted net income (loss) measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income (loss) may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is defined in HDS’s Senior Term Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Term Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Senior Term Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our Registration Statement on Form S-1, as amended (File No. 333-187872), under “Description of Certain Indebtedness.”

Adjusted EBITDA and Adjusted net income (loss) have limitations as analytical tools and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•      Adjusted EBITDA and Adjusted net income (loss) do not reflect changes in, or cash requirements for, our working capital needs;

•      Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

•      Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

•      Adjusted EBITDA and Adjusted net income (loss) do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•      although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net income (loss)	$(72)	$(56)	$(203)	$(416)
Less income (loss) from discontinued operations, net of tax	—	—	—	16
Income (loss) from continuing operations	(72)	(56)	(203)	(432)
Interest expense, net	144	158	291	324
Provision (benefit) for income taxes	12	1	55	34
Depreciation and amortization (i)	62	84	122	167
Loss on extinguishment & modification of debt (ii)	46	—	87	220
Stock-based compensation (iii)	5	5	8	10
Management fee & related expenses paid to Equity Sponsors (iv)	1	2	2	3
Costs related to initial public offering (v)	20	—	20	—
Other	—	(2)	—	(1)
Adjusted EBITDA	$218	$192	$382	$325

(i)      Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(ii)     Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.  Also includes the costs of debt modification.

(iii)    Represents the stock-based compensation costs.

(iv)    The Company entered into consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with the Company’s initial public offering in the second quarter of fiscal 2013.

(v)     Represents the costs expensed in connection with the initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net income (loss)	$(72)	$(56)	$(203)	$(416)
Less income (loss) from discontinued operations, net of tax	—	—	—	16
Income (loss) from continuing operations	(72)	(56)	(203)	(432)
Plus: Provision (benefit) for income taxes	12	1	55	34
Less: Cash income taxes	(3)	(2)	(5)	(2)
Plus: Amortization of acquisition-related intangible assets (other than software)	33	60	67	120
Plus: Loss on extinguishment & modification of debt (i)	46	—	87	220
Plus: Costs related to the initial public offering (ii)	20	—	20	—
Adjusted net income (loss)	$36	$3	$21	$(60)

(i)      Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.  Also includes the costs of debt modifications.

(ii)     Represents the costs expensed in connection with the initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

Seasonality

In a typical year, our operating results are impacted by seasonality.  Historically, sales of our products have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods.  Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ending February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended August 4, 2013 (“second quarter 2013”) and July 29, 2012 (“second quarter 2012”) both included 13 weeks. The six months ended August 4, 2013 and July 29, 2012 both included 26 weeks.

Consolidated results of operations

	Three Months Ended		Percentage	Six Months Ended		Percentage
	August 4, 2013	July 29, 2012	Increase (Decrease)	August 4, 2013	July 29, 2012	Increase (Decrease)
Net Sales	$2,257	$2,059	9.6%	$4,325	$3,895	11.0%
Gross Profit	661	594	11.3	1,259	1,117	12.7
Operating expenses:
Selling, general and administrative	450	408	10.3	889	805	10.4
Depreciation and amortization	61	83	(26.5)	120	166	(27.7)
Total operating expenses	511	491	4.1	1,009	971	3.9
Operating Income	150	103	45.6	250	146	71.2
Interest expense	144	158	(8.9)	291	324	(10.2)
Loss on extinguishment & modification of debt	46	—	*	87	220	*
Other (income) expense, net	20	—	*	20	—	*
Income (Loss) from Continuing Operations Before Income Taxes	(60)	(55)	(9.1)	(148)	(398)	62.8
Provision (benefit) for income taxes	12	1	*	55	34	61.8
Income (Loss) from Continuing Operations	(72)	(56)	(28.6)	(203)	(432)	53.0
Income (loss) from discontinued operations, net of tax	—	—	*	—	16	*
Net Income (Loss)	$(72)	$(56)	(28.6)	$(203)	$(416)	51.2
Non-GAAP financial data:
Adjusted EBITDA	$218	$192	13.5%	$382	$325	17.5%
Adjusted net income (loss)	$36	$3	*	$21	$(60)	*

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	August 4, 2013	July 29, 2012	Increase (Decrease)	August 4, 2013	July 29, 2012	Increase (Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	29.3	28.8	50	29.1	28.7	40
Operating expenses:
Selling, general and administrative	19.9	19.8	10	20.6	20.7	(10)
Depreciation and amortization	2.8	4.0	(120)	2.7	4.3	(160)
Total operating expenses	22.7	23.8	(110)	23.3	25.0	(170)
Operating Income	6.6	5.0	160	5.8	3.7	210
Interest expense	6.4	7.7	(130)	6.7	8.3	(160)
Loss on extinguishment & modification of debt	2.0	—	200	2.0	5.6	(360)
Other (income) expense, net	0.9	—	90	0.5	—	50
Income (Loss) from Continuing Operations Before Income Taxes	(2.7)	(2.7)	—	(3.4)	(10.2)	680
Provision (benefit) for income taxes	0.5	—	50	1.3	0.9	40
Income (Loss) from Continuing Operations	(3.2)	(2.7)	(50)	(4.7)	(11.1)	640
Income (loss) from discontinued operations, net of tax	—	—	—	—	0.4	(40)
Net Income (Loss)	(3.2)	(2.7)	(50)	(4.7)	(10.7)	600
Non-GAAP financial data:
Adjusted EBITDA	9.7	9.3	40	8.8	8.3	50
Adjusted net income (loss)	1.6	0.1	150	0.5	(1.5)	200

* Not meaningful

Highlights

Net sales in second quarter 2013 increased $198 million, or 9.6%, compared to second quarter 2012.  Each of our four reportable segments realized increases in Net sales. Operating income in second quarter 2013 increased $47 million, or 45.6%, as compared to second quarter 2012.  Our growth initiatives and investments in the business resulted in an increase to Adjusted EBITDA of $26 million, or 13.5%, in second quarter 2013 as compared to second quarter 2012.

During second quarter 2013, we completed an initial public offering of approximately 61 million shares of our common stock, resulting in net proceeds of approximately $1.0 billion, net of underwriters’ discounts and commissions and paid and unpaid offering expenses of approximately $17 million.  We used the net proceeds from the offering to redeem all $950 million of HDS’s outstanding 10.50% Senior Subordinated Notes due 2021 (the “January 2013 Senior Subordinated Notes”) and pay related transaction fees and other expenses. The remaining net proceeds were used for general corporate purposes.  As a result of the debt repayment, HDS incurred a loss on extinguishment of debt of approximately $44 million. In addition, we amended HDS’s Senior ABL Facility, as defined below, to, among other changes, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under the HDS’s Term Loan Facility, as defined below, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred debt costs for the portion of the amendment considered an extinguishment. As of August 4, 2013, our liquidity was $946 million. (See “Liquidity and Capital Resources — External Financing” for further information.)

Net sales

Net sales in second quarter 2013 increased $198 million, or 9.6%, compared to second quarter 2012 and $430 million, or 11.0%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

Each of our reportable segments experienced an increase in Net sales in second quarter 2013 and in the first six months of fiscal 2013 as compared to the same periods in fiscal 2012.  The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume and recent acquisitions.  Organic sales growth was 7.8% for second quarter 2013 and 9.1% in the first six months of fiscal 2013 as compared to the same periods in fiscal 2012. Our fiscal 2012 acquisitions provided $37 million and $78 million of non-organic sales growth in second quarter 2013 and in the first six months of fiscal 2013, respectively.

Gross profit

Gross profit increased $67 million, or 11.3%, during second quarter 2013 as compared to second quarter 2012 and $142 million, or 12.7%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

The increase in Gross profit, driven by our Facilities Maintenance, Waterworks, and White Cap businesses, was primarily due to sales growth from initiatives, market volume and product mix. Second quarter 2013 and the first six months of fiscal 2013 included a reduction to Gross profit of $6 million and $12 million, respectively, due to the negotiated price reduction under the amended strategic purchase agreement between Crown Bolt and The Home Depot, Inc. (“Home Depot”). While the amendment extended the agreement five years through January 31, 2020, retaining Crown Bolt as the exclusive supplier of certain products to Home Depot, it eliminated the minimum purchase requirement and additionally reduced future pricing.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 50 basis points to 29.3% in second quarter 2013 as compared to 28.8% in second quarter 2012.  In the first six months of fiscal 2013, gross margin of 29.1% increased approximately 40 basis points as compared to the same period in fiscal 2012.  The improvement in gross margin in both periods was driven by our Facilities Maintenance, Waterworks and White Cap businesses.

Operating expenses

Operating expenses increased $20 million, or 4.1%, during second quarter 2013 as compared to second quarter 2012 and $38 million, or 3.9%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

Selling, general and administrative expenses increased $42 million, or 10.3%, in second quarter 2013 as compared to second quarter 2012 and $84 million, or 10.4%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.  The increase in both periods is primarily as a result of increases in variable expenses due to higher sales volume and investments in growth initiatives.  Depreciation and amortization expense decreased $22 million, or 26.5%, in second quarter 2013 as compared to second quarter 2012 and $46 million, or 27.7%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012. The decrease in both periods is primarily as a result of certain acquisition-related intangible assets, recorded in 2007 when HD Supply separated from Home Depot, becoming fully amortized during fiscal 2012.

Operating expenses as a percentage of Net sales decreased approximately 110 basis points to 22.7% in second quarter 2013 as compared to second quarter 2012 and approximately 170 basis points to 23.3% in the first six months of fiscal 2013 as compared to the same periods in fiscal 2012.  The decrease in both periods was driven by the lower Depreciation and amortization expense, which resulted in an approximately 120 basis points decrease in second quarter 2013 and 160 basis points in the first six months of fiscal 2013. Selling, general and administrative expenses as a percentage of Net sales were relatively flat in both periods; increasing approximately 10 basis points in second quarter 2013 and decreasing approximately 10 basis points in the first six months of fiscal 2013. The increase in second quarter 2013 was due to the impact of investments in the business, primarily at Power Solutions and White Cap, substantially offset by the leverage of fixed costs through sales volume increases, primarily at Waterworks and Facilities Maintenance.  Selling, general and administrative expenses as a percentage of Net sales decreased in the year-to-date period due the leverage of fixed costs through sales volume increases, primarily at Waterworks and Power Solutions.  These improvements were partially offset by increases in Selling, general and administrative expenses as a percentage of Net sales at Facilities Maintenance and White Cap due to the impact of the investment in sales force additions and greenfields to support continued growth.

Operating income (loss)

Operating income increased $47 million, or 45.6%, during second quarter 2013 as compared to second quarter 2012 and $104 million, or 71.2%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.  The improvement in both periods was due to higher Net sales and Gross profit and the reduction in Depreciation and amortization expense.

Operating income as a percentage of Net sales increased approximately 160 basis points in second quarter 2013 as compared to second quarter 2012 and approximately 210 basis points in the first six months of fiscal 2013 as compared to the same periods in fiscal 2012.  The improvement in both periods was driven by the reduction in Depreciation and amortization expense and improvements in gross margins.

Interest expense

Interest expense decreased $14 million, or 8.9%, during second quarter 2013 as compared to second quarter 2012 and $33 million, or 10.2%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.   The decrease in interest expense is due to a lower average interest rate on our outstanding indebtedness, partially offset by a higher average outstanding balance.

Loss on extinguishment & modification of debt

In second quarter 2013, we redeemed all $950 million outstanding aggregate principal amount of HDS’s January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof. As a result, in second quarter 2013, HDS incurred a $44 million loss on extinguishment of debt, which includes a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

Also in second quarter 2013, we amended HDS’s Senior ABL Facility to, among other changes, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred debt costs for the portion of the amendment considered an extinguishment in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

In first quarter 2013, we redeemed all of the $889 million outstanding of HDS’s 13.5% Senior Subordinated Notes due 2015 (the “2007 Senior Subordinated Notes”) at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

In addition, during first quarter 2013, we amended HDS’s Term Loan Facility to lower the borrowing margin by 275 basis points and replace the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. A portion of the amendment was considered an extinguishment in accordance with ASC 470-50, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  A significant portion of the amendment of HDS’s Term Loan Facility was considered a modification in accordance with ASC 470-50.  As a result, HDS incurred approximately $1 million in financing fees that were expensed.

In connection with the refinancing of the senior portion of our debt structure in first quarter 2012, HDS recorded a charge of $220 million in accordance with ASC 470-50.  This charge consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes dated as of August 30, 2007, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized asset associated with Home Depot’s guarantee of HDS’s payment obligations for principal and interest under the Term Loan under the 2007 Senior Secured Credit Facility that was terminated in the April 2012 Refinancing Transactions.

For additional information on the fiscal 2013 transactions, see “Liquidity and Capital Resources — External Financing.” For additional information on the fiscal 2012 transactions, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

In connection with the initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information on this transaction, see “Note 3, Related Parties,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in second quarter 2013 was $12 million compared to $1 million in second quarter 2012.  The effective rate for continuing operations for second quarter 2013 was a provision of 19.8%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for second quarter 2012 was a provision of 2.8%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

The provision for income taxes from continuing operations in the first six months of fiscal 2013 was $55 million compared to $34 million in the first six months of fiscal 2012.  The effective rate for continuing operations for the first six months of 2013 was a provision of 36.8%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for the first six months of fiscal 2012 was a provision of 8.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The tax expense for the first six months of fiscal 2012 was partially offset by an adjustment to the Company’s valuation allowance as a result of the Peachtree acquisition.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $26 million, or 13.5%, in second quarter 2013 as compared to second quarter 2012 and $57 million, or 17.5%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012. The increase in Adjusted EBITDA in second quarter 2013 was driven by Facilities Maintenance, Waterworks, and White Cap.  Each of our reportable segments experienced an increase in Adjusted EBITDA in the first six months of fiscal 2013 as compared to the same period in fiscal 2012.

The increase in Adjusted EBITDA in second quarter 2013 and the first six months of fiscal 2013 was primarily due to the increases in Net sales and Gross profit.  Second quarter 2013 and the first six months of fiscal 2013 included a reduction to Adjusted EBITDA of $6 million and $12 million, respectively, due to the negotiated price reduction under the amended strategic purchase agreement between Crown Bolt and Home Depot.  Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points to 9.7% in second quarter 2013 as compared to second quarter 2012 and approximately 50 basis points in the first six months of fiscal 2013 as compared to the same period in fiscal 2012, primarily due to gross margin improvements.

Adjusted net income (loss)

Adjusted net income (loss) increased $33 million in second quarter 2013 to $36 million as compared to $3 million in second quarter 2012 and $81 million in the first six months of fiscal 2013 to $21 million as compared to an adjusted net loss of $60 million in the first six months of fiscal 2012.  The increase in Adjusted net income (loss) in both periods is attributable to the sales growth, improving gross margins, and a reduction in interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Six Months Ended
Dollars in millions	August 4, 2013	July 29, 2012	Increase (Decrease)		August 4, 2013	July 29, 2012	Increase (Decrease)
Net sales	$638	$571	11.7%		$1,199	$1,068	12.3%
Operating income	$94	$80	17.5%		$163	$137	19.0%
% of Net sales	14.7%	14.0%	70	bps	13.6%	12.8%	80	bps
Depreciation and amortization	31	29	6.9%		62	57	8.8%
Adjusted EBITDA	$125	$109	14.7%		$225	$194	16.0%
% of Net sales	19.6%	19.1%	50	bps	18.8%	18.2%	60	bps

Net Sales

Net sales increased $67 million, or 11.7%, in second quarter 2013 as compared to second quarter 2012 and increased $131 million, or 12.3%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

New growth initiatives contributed approximately $36 million of the year-over-year increase in second quarter 2013. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries.  Net sales in second quarter 2013 were also positively impacted by favorable market conditions in the multifamily and hospitality industries and by approximately $13 million from the acquisition of Peachtree in June 2012. Organic sales growth was 9.4% in second quarter 2013 as compared to second quarter 2012.

In the year-to-date period, new growth initiatives contributed approximately $66 million of the year-over-year increase and Peachtree contributed approximately $30 million of non-organic Net sales. Organic sales growth was 9.5% in the first six months of 2013 as compared to the same period in fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA increased $16 million, or 14.7%, in second quarter 2013 as compared to second quarter 2012 and increased $31 million, or 16.0%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in both periods was due to new growth initiatives and the Peachtree acquisition. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth, and by other variable expenses driven by the volume increase.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in second quarter 2013 as compared to second quarter 2012 and increased approximately 60 basis points in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.  The increase in both periods was driven primarily by the expansion of gross margins. The improvement in second quarter 2013 included gross margin expansions of approximately 30 basis points and a slight decline in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases. The improvement in the first six months of fiscal 2013 included gross margin expansions of approximately 90 basis points, which were partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and the Peachtree acquisition.

Waterworks

	Three Months Ended				Six Months Ended
Dollars in millions	August 4, 2013	July 29, 2012	Increase (Decrease)		August 4, 2013	July 29, 2012	Increase (Decrease)
Net sales	$601	$527	14.0%		$1,124	$988	13.8%
Operating income	$46	$13	*		$81	$15	*
% of Net sales	7.7%	2.5%	520	bps	7.2%	1.5%	570	bps
Depreciation and amortization	4	26	(84.6)%		7	52	(86.5)%
Adjusted EBITDA	$50	$39	28.2%		$88	$67	31.3%
% of Net sales	8.3%	7.4%	90	bps	7.8%	6.8%	100	bps

* not meaningful

Net Sales

Net sales increased $74 million, or 14.0%, in second quarter 2013 as compared to second quarter 2012 and increased $136 million, or 13.8%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

Growth initiatives, including fusible plastics, storm drainage, treatment plant initiatives, and greenfields, contributed approximately $52 million and $88 million of the year-over-year increase in second quarter 2013 and the year-to-date period, respectively. Net sales in second quarter 2013 and the year-to-date period were negatively affected by decreases in prices due to commodity price deflation, primarily PVC and ductile iron products. The December 2012 acquisition of Water Products contributed Net sales of approximately $25 million in second quarter 2013 and $48 million in the first six months of fiscal 2013. Organic sales growth was 9.5% in second quarter 2013 as compared to second quarter 2012 and 8.9% in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 28.2%, in second quarter 2013 as compared to second quarter 2012 and increased $21 million, or 31.3%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in both periods was due to new growth initiatives and, to a lesser extent, the Water Products acquisition, partially offset by increased Selling, general and administrative expense, primarily personnel and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points in second quarter 2013 as compared to second quarter 2012 and increased approximately 100 basis points in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.  The improvement in both periods was due to the expansion of gross margins and a decline in Selling, general and administrative expense as a percentage of Net sales.  Both periods included gross margin expansions of approximately 50 basis points primarily driven by growth initiatives, product sourcing and the Water Products acquisition.  Selling, general and administrative expense as a percentage of Net sales declined approximately 40 basis points and 50 basis points in second quarter 2013 and the year-to-date period of fiscal 2013, respectively, primarily due to the leverage of fixed costs through sales volume increases.

Power Solutions

	Three Months Ended				Six Months Ended
Dollars in millions	August 4, 2013	July 29, 2012	Increase (Decrease)		August 4, 2013	July 29, 2012	Increase (Decrease)
Net sales	$456	$440	3.6%		$918	$855	7.4%
Operating income	$12	$14	(14.3)%		$24	$22	9.1%
% of Net sales	2.6%	3.2%	(60	)bps	2.6%	2.6%	—
Depreciation and amortization	6	6	—		12	12	—
Adjusted EBITDA	$18	$20	(10.0)%		$36	$34	5.9%
% of Net sales	3.9%	4.5%	(60	)bps	3.9%	4.0%	(10	)bps

Net Sales

Net sales increased $16 million, or 3.6%, in second quarter 2013 as compared to second quarter 2012 and increased $63 million, or 7.4%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in Net sales in both second quarter 2013 and the year-to-date period was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission projects and product and service expansion.

Adjusted EBITDA

Adjusted EBITDA decreased $2 million, or 10.0%, in second quarter 2013 as compared to second quarter 2012 and increased $2 million, or 5.9%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

The decrease in Adjusted EBITDA in second quarter 2013 was driven by an increase in Selling, general and administrative expenses as compared to second quarter 2012 due to investments in growth initiatives, marketing and expansion of products and services, partially offset by an increase in Net sales volumes.  The increase in Adjusted EBITDA in the year-to-date period was primarily due to volume increases in Net sales and the leverage of fixed costs through sales volume increases and efforts to control expenses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 60 basis points in second quarter 2013 as compared to second quarter 2012 and approximately 10 basis points in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.  The decrease in second quarter 2013 was due to an increase in Selling, general and administrative expense as a percentage of Net sales, partially offset with improvements to gross margin. Adjusted EBITDA as a percentage of Net sales in the year-to-date period of 3.9% was relatively flat as compared to the same period in the prior year.

White Cap

	Three Months Ended				Six Months Ended
Dollars in millions	August 4, 2013	July 29, 2012	Increase (Decrease)		August 4, 2013	July 29, 2012	Increase (Decrease)
Net sales	$336	$307	9.4%		$646	$573	12.7%
Operating income	$15	$10	50.0%		$20	$10	100.0%
% of Net sales	4.5%	3.3%	120	bps	3.1%	1.7%	140	bps
Depreciation and amortization	9	8	12.5%		18	16	12.5%
Adjusted EBITDA	$24	$18	33.3%		$38	$26	46.2%
% of Net sales	7.1%	5.9%	120	bps	5.9%	4.5%	140	bps

Net Sales

Net sales increased $29 million, or 9.4%, in second quarter 2013 as compared to second quarter 2012 and increased $73 million, or 12.7%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

Growth initiatives contributed approximately $21 million of the year-over-year increase in second quarter 2013, of which approximately $8 million was driven by greenfield initiatives and approximately $7 million was driven by our Managed Sales Approach (“MSA”), with the remainder driven by category management and direct marketing initiatives.  MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management.  Growth initiatives contributed approximately $50 million of the year-over-year increase in the first six months of fiscal 2013, of which approximately half was driven by our MSA, with the remainder driven by category management, direct marketing and greenfield initiatives.  In addition, Net sales were positively impacted in both periods by the gradual improvement in the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $6 million, or 33.3%, in second quarter 2013 as compared to second quarter 2012 and increased $12 million, or 46.2%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives, market volume, and product mix. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in second quarter 2013 as compared to second quarter 2012 and increased approximately 140 basis points in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.  The increase in both periods was primarily due to gross margin improvements of approximately 190 basis points in second quarter 2013 and approximately 180 basis points in the year-to-date period, driven by sourcing initiatives and product mix.  This improvement was partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and greenfields to support continued growth in our business.

Liquidity and capital resources

Sources and uses of cash

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis.  We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

On July 2, 2013, Holdings completed an initial public offering of its common stock, resulting in net proceeds of approximately $1,038 million, net of underwriters’ discounts and commissions and paid and unpaid offering expenses of approximately $17 million (including the payment to the Equity Sponsors of a transaction fee of approximately $11 million). The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS’s outstanding January 2013 Senior Subordinated Notes, including the payment of a $29 million premium to redeem the notes and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee to terminate the consulting agreements of approximately $18 million. The remaining net proceeds were used for general corporate purposes.

During the first six months of fiscal 2013, the Company’s use of cash was primarily driven by the payment of interest on debt and net debt repayments, substantially offset by the net proceeds of the initial public offering and the receipt of cash from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes.  This net use of cash was partially offset by cash receipts from operations.

As of August 4, 2013, our combined liquidity of approximately $946 million was comprised of $109 million in cash and cash equivalents and $837 million of additional available borrowings (excluding $51 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions

	Six Months Ended		Increase
	August 4, 2013	July 29, 2012	(Decrease)

Operating activities	$(577)	$(324)	$(253)
Investing activities	879	215	664
Financing activities	(333)	88	(421)

Working capital

Working capital, excluding cash and cash equivalents, was $1,172 million as of August 4, 2013, increasing approximately $193 million as compared to $979 million as of July 29, 2012.  The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes, partially offset by an increase in Accounts Payable and a decrease in deferred tax assets.

Operating activities

Cash flow from operating activities in the first six months of fiscal 2013 was a use of $577 million compared with cash used by operating activities of $324 million in the first six months of fiscal 2012.  The use of cash in the first six months of fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans.  Additionally, cash interest paid in the first six months of fiscal 2013 unrelated to extinguishments was $304 million, compared to $351 million in the first six months of fiscal 2012.  Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased $64 million in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

Investing activities

During the first six months of fiscal 2013, cash provided by investing activities was $879 million, primarily due to the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $64 million of capital expenditures.

During the first six months of fiscal 2012, cash provided by investing activities was $215 million, primarily driven by $464 million of proceeds from the sale of a business, net, offset by $196 million payments for a business acquisition and $52 million in capital expenditures.

Financing activities

During the first six months of fiscal 2013, cash used in financing activities was $333 million, primarily due to net debt payments of $1,340 million, including an aggregate $59 million in contractually required premiums paid to extinguish the 2007 Senior Subordinated Notes and January 2013 Senior Subordinated Notes prior to maturity, and payments of $34 million for debt issuance and modification costs.  This was substantially offset by $1,040 million in net proceeds from the initial public offering of our common stock.

During the first six months of fiscal 2012, cash provided by financing activities was $88 million, due to net debt borrowings of $161 million, offset by payments of $73 million for debt issuance costs.

External Financing

As of August 4, 2013, we had an aggregate principal amount of $5.7 billion of outstanding debt, net of unamortized discounts of $21 million and including unamortized premiums of $19 million, and $888 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $51 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

HDS’s long-term debt as of August 4, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	August 4, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$500	1.69	$300	1.96
Term Loans due 2017, net of unamortized discount of $21 million and $26 million as of August 4, 2013 and February 3, 2013, respectively	969	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $19 million and $21 million as of August 4, 2013 and February 3, 2013, respectively	1,269	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$5,688		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$5,678		$6,430

(1) Represents the stated rate of interest, without including the effect of discounts or premiums.

On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in second quarter 2013, HDS incurred a $44 million loss on extinguishment of debt, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

On June 28, 2013, HDS amended its Senior ABL Facility to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or, if earlier, the maturity date under HDS’s Term Loan Facility); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred debt costs.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. The soft call option provides for a premium equal to 1.0% of the aggregate principal amount of Term Loans being prepaid if, on or prior to August 15, 2013, HDS enters into certain repricing transactions.  In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million.

On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

Senior Credit Facilities

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the “Term Loan Facility,” the term loans thereunder, the “Term Loans”) providing for Term Loans in an aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans.  As of August 4, 2013, HDS has $888 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $51 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Secured Notes

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Unsecured Notes

HDS’s 11.5% Senior Notes due 2020 (the “October 2012 Senior Unsecured Notes”) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 7.5% Senior Notes due 2020 (the “February 2013 Senior Unsecured Notes”) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions.  As of August 4, 2013, HDS is in compliance with all such covenants that were in effect on such date.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Registration Statement.

New accounting guidance

Comprehensive income: reclassifications — In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company’s financial position or results of operations.

Release of cumulative translation adjustment — In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

Presentation of unrecognized tax benefits — In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2013-11.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our Registration Statement.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures are effective.

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures are effective.

(b)        Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

Item 1A. Risk Factors

We discuss in our Registration Statement and our and HDS’s other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our Registration Statement.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Registration Statement and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2013, our Registration Statement (File No. 333-187872) was declared effective by the SEC for our initial public offering of our common stock, par value $0.01 per share (“Common Stock”). We registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock to be sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, we completed the offering of 61,170,212 shares of Common Stock, at a price of $18.00 per share, for an aggregate offering price of $1.1 billion, and the offering terminated. The offering was made through an underwriting group led by BofA Merrill Lynch, Barclays Capital Inc., J.P. Morgan Securities LLC, and Credit Suisse (USA) LLC, which acted as active book-running managers. Additional book-running managers were Citigroup, Deutsche Bank Securities, Goldman, Sachs & Co., Morgan Stanley, UBS Investment Bank, Wells Fargo Securities, Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., Raymond James & Associates, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, SunTrust Robinson Humphrey, Inc., Drexel Hamilton, LLC, and Guzman & Company.

At the closing, we received net proceeds of approximately $1,038 million, after deducting the underwriters’ discounts and commissions of approximately $47 million and paid and unpaid offering expenses of approximately $17 million (including the payment to the Equity Sponsors of a transaction fee of approximately $11 million).  As of August 4, 2013, approximately $14 million of offering expense have been paid. As described in our Registration Statement under the heading “Use of Proceeds,” we used the net proceeds from the offering to repay all $950 million of HDS’s outstanding January 2013 Senior Subordinated Notes due 2021 and pay related fees and expense, including the payment to the Equity Sponsors of an aggregate fee to terminate consulting agreements of approximately $18 million in connection with the offering. The remaining net proceeds were used for general corporate purposes.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description

2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)

2.2	Letter Agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)

2.3

Amendment, dated as of August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and HDS Investment Holding, Inc. and HDS Acquisition Subsidiary, Inc.(1)

3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc.(14)

3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc.(14)

3.3	Certificate of Incorporation of HD Supply, Inc.(1)

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc.(15)

3.5	Amended and Restated By-Laws of HD Supply, Inc.(15)

4.1

Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)

4.2

First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)

4.3

Second Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)

4.4

Third Supplemental Indenture, dated as of August 2, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)

4.5

Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

4.6

First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

4.7

Second Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)

Exhibit Number	Exhibit Description

4.8

Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)

4.9

First Supplemental Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)

4.10

Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)

4.11

First Supplemental Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)

4.12

Exchange and Registration Rights Agreement, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein, relating to the 7.50% Senior Notes due 2020.(11)

4.13	Form of 8 1/8% Senior Secured First Priority Note due 2019 (included in Exhibit 4.1 hereto).

4.14	Form of 11% Senior Secured Second Priority Note due 2020 (included in Exhibit 4.5 hereto).

4.15	Form of 11.50% Senior Note due 2020 (included in Exhibit 4.8 hereto).

4.16	Form of 7.50% Senior Note due 2020 of HD Supply, Inc. (included in Exhibit 4.12 hereto).

4.17	Form of Common Stock Certificate.(13)

4.18	Second Amended and Restated Stockholders Agreement, dated as of September 21, 2007, among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)

4.19	Amendment to Second Amended and Restated Stockholders Agreement, dated as of July 2, 2013 among HD Supply Holdings, Inc. and the stockholders from time to time party thereto.(17)

4.20	Amended and Restated Registration Rights Agreement, dated as of September 17, 2007, by and among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)

4.21	Amendment to Amended and Restated Registration Rights Agreement, dated as of July 2, 2013, by and among HD Supply Holdings, Inc. and the stockholders from time to time party thereto.(17)

10.1

Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.(7)

10.2

Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)

10.3

ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc., as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party thereto, GE Canada Finance Holding Company, as Canadian agent

Exhibit Number	Exhibit Description

and Canadian collateral agent for the lenders party thereto, and the other parties thereto.(7)

10.4

ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(8)

10.5

U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of General Electric Capital Corporation, as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)

10.6

Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)

10.7

Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)

10.8

Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)

10.9

Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)

10.10

Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)

10.11

ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)

10.12

Collateral Agreement, dated as of April 12, 2012, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)

10.13

Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)

10.14

Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)

10.15	Collateral Agreement, dated as of April 12, 2012, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent,

Exhibit Number	Exhibit Description

relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

10.16

Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)

10.17

Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)

10.18

Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(11)

10.19

Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent, and GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent.(17)

10.20

Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, General Electric Capital Corporation, as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)

10.21

Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)

10.22

Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)

10.23

Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)

10.24

ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)

10.25

ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)

10.26

First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior

Exhibit Number	Exhibit Description

Secured First Priority Notes due 2019.(7)

10.27

First Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)

10.28

Second Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

10.29

Second Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

10.30	HDS Investment Holding, Inc. Stock Incentive Plan.(5)

10.31	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007.(1)

10.32	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo.(3)

10.33	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Anesa T. Chaibi.(3)

10.34	Letter of Employment, dated as of April 14, 2010, by and between HD Supply, Inc. and Ronald J. Domanico.(4)

10.35	Letter of Employment, dated as of March 18, 2010, by and between HD Supply, Inc. and John Stegeman.(3)

10.36	Letter of Employment, dated as of August 3, 2012, by and between HD Supply, Inc. and Mark Fabere.(11)

10.37

Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc.(1)

10.38	Strategic Purchase Agreement, dated August 30, 2007, between Home Depot USA, Inc. and HD Supply Distribution Services, LLC.(1)†

10.39	Amendment to Strategic Purchase Agreement, dated as of February 3, 2013, between Home Depot U.S.A., Inc. and HD Supply Distribution Services, LLC.(11)†

10.40	Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD

Exhibit Number	Exhibit Description

Supply, Inc.(1)

10.41

Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, L.L.C., HDS Investment Holding, Inc. and HD Supply, Inc.(1)

10.42

Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC, Clayton, Dubilier & Rice Holdings, L.P., HDS Investment Holding, Inc. and HD Supply, Inc.(16)

10.43	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc.(1)

10.44	Form of Director Indemnification Agreement.(17)

10.45	Form of Employee Stock Option Agreement.(3)

10.46	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan.(13)

10.47	HD Supply Holdings, Inc. Annual Incentive Plan.(13)

10.48	HD Supply Holdings, Inc. Employee Stock Purchase Plan.(13)

10.49	Commitment Letter, dated May 30, 2013, by and among HD Supply, Inc. and the Committed Lenders named therein.(12)

10.50	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement.(13)

10.51	Form of Director Restricted Stock Unit Agreement.(13)

10.52	Form of Director Deferred Stock Unit Agreement.(13)

10.53	Board of Directors Compensation Policy.(13)

31.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (17)

31.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (17)

31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc.

Exhibit Number	Exhibit Description

pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (17)

(1)	Previously filed in Amendment No. 1 to Form S-4 of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009.

(2)	Previously filed in Amendment No. 2 to Form S-4 of HD Supply, Inc. (File No. 333-159809) filed on July 27, 2009.

(3)	Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010.

(4)	Previously filed in Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 11, 2010.

(5)	Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 14, 2011.

(6)	Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on March 23, 2012.

(7)	Previously filed in Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012.

(8)	Previously filed in Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012.

(9)	Previously filed in Form S-4 of HD Supply, Inc. (File No. 333-185158) filed on November 27, 2012.

(10)	Previously filed in Amendment No. 2 to Form S-4 of HD Supply, Inc. (File No. 333-185158) filed on January 18, 2013.

(11)	Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 16, 2013.

(12)	Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on June 4, 2013.

(13)	Previously filed in Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013.

(14)	Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(15)	Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

(16)	Previously filed in Amendment No. 2 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 4, 2013.

(17)	Filed herewith.

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 10, 2013	By:	/S/JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 10, 2013	By:	/S/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer