Form 10-Q
period 2013-11-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2013-12-10
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2013

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

HD Supply Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 5, 2013:

HD Supply Holdings, Inc.	192,080,428 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

INDEX TO FORM 10-Q

		Page

	Explanatory Note	3

	Forward-looking statements and information	3

Part I.	Financial Information

Item 1.	Financial Statements

	HD Supply Holdings, Inc.

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended November 3, 2013 and October 28, 2012 (unaudited)	5

	Consolidated Balance Sheets as of November 3, 2013 and February 3, 2013 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months ended November 3, 2013 and October 28, 2012 (unaudited)	7

	HD Supply, Inc.

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended November 3, 2013 and October 28, 2012 (unaudited)	8

	Consolidated Balance Sheets as of November 3, 2013 and February 3, 2013 (unaudited)	9

	Consolidated Statements of Cash Flows for the Nine Months ended November 3, 2013 and October 28, 2012 (unaudited)	10

	Notes to Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

Part II.	Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 5.	Other Information	53

Item 6.	Exhibits	53

Signatures		54

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control.  We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including, in the case of Holdings, those factors discussed in “Risk factors” in our Registration Statement on Form S-1, as amended (File No. 333-187872), that was declared effective on June 26, 2013 (the “IPO Registration Statement”) and those described from time to time in Holdings’ other filings with the U.S. Securities and Exchange Commission (“SEC”) and, in the case of HDS, those factors discussed in “Risk factors” in our Registration Statement on Form S-4, as amended (File No. 333-191470), that was declared effective on October 18, 2013 and those described from time to time in HDS’s other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•         inherent risks of the maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets;

•         our ability to achieve and maintain profitability;

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

•         the significant influence our equity sponsors have over corporate decisions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net Sales	$2,297	$2,146	$6,622	$6,041
Cost of sales	1,629	1,530	4,695	4,308
Gross Profit	668	616	1,927	1,733
Operating expenses:
Selling, general and administrative	447	418	1,336	1,223
Depreciation and amortization	61	84	181	250
Total operating expenses	508	502	1,517	1,473
Operating Income	160	114	410	260
Interest expense	118	165	409	489
Loss on extinguishment & modification of debt	—	—	87	220
Other (income) expense, net	—	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	42	(51)	(106)	(449)
Provision (benefit) for income taxes	(9)	2	46	36
Income (Loss) from Continuing Operations	51	(53)	(152)	(485)
Income from discontinued operations, net of tax	—	3	—	19
Net Income (Loss)	$51	$(50)	$(152)	$(466)
Other comprehensive loss— foreign currency translation adjustment	—	—	(4)	—
Total Comprehensive Income (Loss)	$51	$(50)	$(156)	$(466)

Weighted Average Common Shares Outstanding (thousands)
Basic	191,750	130,555	158,587	130,555
Diluted	197,392	130,555	158,587	130,555

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.27	$(0.41)	$(0.96)	$(3.71)
Income (Loss) from Discontinued Operations	$—	$0.02	$—	$0.15
Net Income (Loss)	$0.27	$(0.38)	$(0.96)	$(3.57)

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.26	$(0.41)	$(0.96)	$(3.71)
Income (Loss) from Discontinued Operations	$—	$0.02	$—	$0.15
Net Income (Loss)	$0.26	$(0.38)	$(0.96)	$(3.57)

(1)         May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 3, 2013	February 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$120	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $21 and $23	1,224	1,008
Inventories	1,070	987
Deferred tax asset	2	42
Other current assets	41	49
Total current assets	2,457	3,163

Property and equipment, net	404	395
Goodwill	3,139	3,138
Intangible assets, net	372	473
Other assets	146	165
Total assets	$6,518	$7,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$809	$693
Accrued compensation and benefits	119	160
Current installments of long-term debt	10	899
Other current liabilities	173	291
Total current liabilities	1,111	2,043

Long-term debt, excluding current installments	5,656	6,430
Deferred tax liabilities	97	104
Other liabilities	352	348
Total liabilities	7,216	8,925

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 192 million and 131 million shares issued and outstanding at November 3, 2013 and February 3, 2013, respectively	2	1
Paid-in capital	3,744	2,695
Accumulated deficit	(4,438)	(4,285)
Accumulated other comprehensive loss	(6)	(2)
Total stockholders’ equity (deficit)	(698)	(1,591)
Total liabilities and stockholders’ equity (deficit)	$6,518	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 3, 2013	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(152)	$(466)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	184	255
Provision for uncollectibles	4	3
Non-cash interest expense	23	86
Payment of PIK interest & discounts upon extinguishment of debt	(364)	—
Loss on extinguishment & modification of debt	87	220
Stock-based compensation expense	12	13
Deferred income taxes	35	27
Gain on sale of a business	—	(12)
Other	(2)	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(226)	(215)
(Increase) decrease in inventories	(87)	(197)
(Increase) decrease in other current assets	4	(4)
(Increase) decrease in other assets	—	2
Increase (decrease) in accounts payable and accrued liabilities	(42)	(46)
Increase (decrease) in other long-term liabilities	14	6
Net cash provided by (used in) operating activities	(510)	(327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96)	(80)
Proceeds from sales of property and equipment	6	5
Proceeds from sale of investments	936	—
Purchase of investments	—	(985)
Proceeds from sale of a business	—	481
(Payment) settlement for acquisition of a business, net of cash acquired	2	(196)
Other investing activities	—	(2)
Net cash provided by (used in) investing activities	848	(777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of transaction fees	1,039	—
Borrowings of long-term debt	79	4,140
Repayments of long-term debt	(1,621)	(3,290)
Borrowings on long-term revolver debt	736	1,192
Repayments on long-term revolver debt	(556)	(797)
Debt issuance and modification fees	(34)	(95)
Other financing activities	—	1
Net cash provided by (used in) financing activities	(357)	1,151
Effect of exchange rates on cash and cash equivalents	(2)	—
Increase (decrease) in cash and cash equivalents	$(21)	$47
Cash and cash equivalents at beginning of period	141	111
Cash and cash equivalents at end of period	$120	$158

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012

Net Sales	$2,297	$2,146	$6,622	$6,041
Cost of sales	1,629	1,530	4,695	4,308
Gross Profit	668	616	1,927	1,733
Operating expenses:
Selling, general and administrative	447	418	1,336	1,223
Depreciation and amortization	61	84	181	250
Total operating expenses	508	502	1,517	1,473

Operating Income	160	114	410	260

Interest expense	118	165	409	489
Loss on extinguishment & modification of debt	—	—	87	220
Other (income) expense, net	—	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	42	(51)	(106)	(449)
Provision (benefit) for income taxes	(9)	2	46	36
Income (Loss) from Continuing Operations	51	(53)	(152)	(485)
Income from discontinued operations, net of tax	—	3	—	19
Net Income (Loss)	$51	$(50)	$(152)	$(466)
Other comprehensive loss— foreign currency translation adjustment	—	—	(4)	—
Total Comprehensive Income (Loss)	$51	$(50)	$(156)	$(466)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 3, 2013	February 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$120	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $21 and $23	1,224	1,008
Inventories	1,070	987
Deferred tax asset	2	42
Other current assets	41	49
Total current assets	2,457	3,163

Property and equipment, net	404	395
Goodwill	3,139	3,138
Intangible assets, net	372	473
Other assets	146	165
Total assets	$6,518	$7,334

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$809	$693
Accrued compensation and benefits	119	160
Current installments of long-term debt	10	899
Other current liabilities	173	291
Total current liabilities	1,111	2,043

Long-term debt, excluding current installments	5,656	6,430
Deferred tax liabilities	97	104
Other liabilities	352	348
Total liabilities	7,216	8,925

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding at November 3, 2013 and February 3, 2013	—	—
Paid-in capital	3,746	2,696
Accumulated deficit	(4,438)	(4,285)
Accumulated other comprehensive loss	(6)	(2)
Total stockholder’s equity (deficit)	(698)	(1,591)
Total liabilities and stockholder’s equity (deficit)	$6,518	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 3, 2013	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(152)	$(466)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	184	255
Provision for uncollectibles	4	3
Non-cash interest expense	23	86
Payment of PIK interest & discounts upon extinguishment of debt	(364)	—
Loss on extinguishment & modification of debt	87	220
Stock-based compensation expense	12	13
Deferred income taxes	35	27
Gain on sale of a business	—	(12)
Other	(2)	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(226)	(215)
(Increase) decrease in inventories	(87)	(197)
(Increase) decrease in other current assets	4	(4)
(Increase) decrease in other assets	—	2
Increase (decrease) in accounts payable and accrued liabilities	(42)	(46)
Increase (decrease) in other long-term liabilities	14	6
Net cash provided by (used in) operating activities	(510)	(327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96)	(80)
Proceeds from sales of property and equipment	6	5
Proceeds from sale of investments	936	—
Purchase of investments	—	(985)
Proceeds from sale of a business	—	481
(Payment) settlement for acquisition of a business, net of cash acquired	2	(196)
Other investing activities	—	(2)
Net cash provided by (used in) investing activities	848	(777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from parent	1,039	—
Borrowings of long-term debt	79	4,140
Repayments of long-term debt	(1,621)	(3,290)
Borrowings on long-term revolver debt	736	1,192
Repayments on long-term revolver debt	(556)	(797)
Debt issuance and modification fees	(34)	(95)
Other financing activities	—	1
Net cash provided by (used in) financing activities	(357)	1,151

Effect of exchange rates on cash and cash equivalents	(2)	—

Increase (decrease) in cash and cash equivalents	$(21)	$47
Cash and cash equivalents at beginning of period	141	111
Cash and cash equivalents at end of period	$120	$158

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

HD Supply Holdings, Inc. (‘‘Holdings’’) indirectly owns all of the outstanding common stock of HD Supply, Inc. (“HDS”).

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply”), is one of the largest industrial distribution companies in North America.  The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through over 600 locations across 46 U.S. states and 9 Canadian provinces, the Company serves these markets with an integrated go-to-market strategy.  HD Supply has more than 15,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services include over one million stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and White Cap. Other operating segments include Crown Bolt, Repair & Remodel, Creative Touch Interiors (‘‘CTI’’), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Initial Public Offering

On June 26, 2013, Holdings’ Registration Statement (File No. 333-187872) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”). Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock to be sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share.  On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters’ discounts and commissions and offering expenses of approximately $16 million (including the payment to the Equity Sponsors, as defined below, of a transaction fee of approximately $11 million).

The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS’s outstanding 10.50% Senior Subordinated Notes due 2021 (the “January 2013 Senior Subordinated Notes”), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date (See Note 5, Debt), and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See Note 3, Related Parties). The remaining net proceeds were used for general corporate purposes.

Basis of Presentation

On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings’ common stock, resulting in 130,583,916 shares of common stock issued, including 5,500 Treasury shares, and 130,578,416 shares of common stock outstanding.  Holdings’ accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. There are no preferred shares issued or outstanding.

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

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with Holdings’ financial statements for the year ended February 3, 2013, which include all disclosures required by GAAP, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2013, relating to its initial public offering.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ended February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended November 3, 2013 and October 28, 2012 both included 13 weeks and the nine months ended November 3, 2013 and October 28, 2012 both included 39 weeks.

Principles of Consolidation

The consolidated financial statements of HD Supply Holdings, Inc. present the results of operations, financial position and cash flows of HD Supply Holdings, Inc. and its wholly-owned subsidiaries, including HD Supply, Inc.  The consolidated financial statements of HD Supply, Inc. present the results of operations, financial position and cash flows of HD Supply, Inc. and its wholly-owned subsidiaries.  All material intercompany balances and transactions are eliminated.  Results of operations of businesses acquired are included from their respective dates of acquisition.  The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with GAAP.  Actual results could differ from these estimates.

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims.  The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At each of November 3, 2013 and February 3, 2013, self-insurance reserves totaled approximately $94 million.

NOTE 2 — DISCONTINUED OPERATIONS

On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings (‘‘IPVF’’) business to Shale-Inland Holdings, LLC for approximately $477 million, net of $5 million of transaction costs. Upon closing, the Company received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, the Company recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	Nov. 3, 2013	Oct. 28, 2012	Nov. 3, 2013	Oct. 28, 2012
Net sales	$—	$—	$—	$127
Gain on sale of discontinued operations	—	3	—	12

Income (loss) before provision for income taxes	—	3	—	19
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$—	$3	$—	$19

NOTE 3 — RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc.  Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings’ then outstanding common stock.

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

On July 2, 2013, in connection with the initial public offering, HD Supply paid the Equity Sponsors an aggregate fee of approximately $18 million to terminate the consulting agreements. The termination fee represents the estimated net present value of the Sponsor Management Fee payments over the remaining term of the consulting agreements. This charge is included in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended November 3, 2013.

The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 3, 2013 include zero and $2 million, respectively, in Sponsor Management Fees and related expenses.  The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 28, 2012 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses.  These fees and expenses are included in Selling, general and administrative expense.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt—Management of the Company has been informed that, as of November 3, 2013, affiliates of certain of the Equity Sponsors beneficially owned approximately $29 million aggregate principal amount of HDS’s Term Loans, as defined below.  On February 8, 2013, HDS redeemed its outstanding 13.5% Senior Subordinated Notes due 2015 (“2007 Senior Subordinated Notes”) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date.  Affiliates of certain of the Equity Sponsors owned approximately $348 million aggregate principal amount, or 39%, of the 2007 Senior Subordinated Notes that were redeemed.

NOTE 4 — GOODWILL

The carrying amount of goodwill by reporting unit as of November 3, 2013 and February 3, 2013 is as follows (amounts in millions):

	November 3, 2013			February 3, 2013
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,877	(815)	1,062	1,876	(815)	1,061
Power Solutions	304	(99)	205	304	(99)	205
White Cap	183	(74)	109	183	(74)	109
Crown Bolt	215	(150)	65	215	(150)	65
Repair & Remodel	125	(30)	95	125	(30)	95
CTI	67	(67)	—	67	(67)	—
Total goodwill	$4,374	$(1,235)	$3,139	$4,373	$(1,235)	$3,138

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Goodwill impairment testing is performed at the reporting unit level.

Effective February 4, 2013, HD Supply Electrical, Ltd. was merged into HD Supply Utilities Group, Inc., which was renamed HD Supply Power Solutions Group, Inc.  As a result, the financial data of the Electrical and Utilities reporting units are no longer separate and distinguishable within the Power Solutions operating segment and, therefore, the Electrical and Utilities reporting units were combined into the Power Solutions reporting unit for goodwill impairment testing.

Under U.S. GAAP (ASC 350, Intangibles — Goodwill and Other), an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

Under the two-step goodwill impairment test, the first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill.  If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above, exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under U.S. GAAP.

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2013 for the six reporting units with goodwill balances.  In accordance with GAAP, the Company elected to first assess qualitative factors on two reporting units, Facilities Maintenance and White Cap, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, the Company determined that it was not necessary to perform the two-step goodwill impairment test for these two reporting units. The Company bypassed the qualitative analysis on the remaining four reporting units and proceeded with the first step of the two-step goodwill impairment test.

The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation.  Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach.  The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples ranging from seven and a half to eight times the final forecasted year earnings before interest, taxes, depreciation and amortization.  The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12.0% to 13.5%.  For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

There was no indication of impairment in any of the Company’s reporting units during the fiscal 2013 and fiscal 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

During the fourth quarter of fiscal 2012, Crown Bolt reached an agreement to amend and extend its strategic purchasing agreement with Home Depot. While the amendment extends the agreement five years through fiscal 2019, retaining Crown Bolt as the exclusive supplier of certain products to Home Depot, it eliminated the minimum purchase guarantee and adjusted future pricing. These changes resulted in a reduction of expected future cash proceeds from Home Depot. HD Supply, therefore, considered this amendment a triggering event and, as such, the Company performed an additional goodwill impairment analysis for Crown Bolt. As a result of the analysis, the Company recorded a $150 million non-cash goodwill impairment in the fourth quarter of fiscal 2012. At the time of our fiscal 2013 annual testing, the fair value of the Crown Bolt reporting unit exceeded its carrying value by approximately 14%.

The following table presents the changes in goodwill for the nine months ended November 3, 2013 and October 28, 2012 (amounts in millions).

	Nine Months Ended
	November 3, 2013	October 28, 2012
Beginning Balance	$3, 138	$3, 151
Acquisition	1	129
Realization of tax deductible goodwill from a prior acquisition	—	(1)
Ending Balance	$3,139	$3,279

The Company’s discounted cash flow model is based on HD Supply’s expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company’s goodwill could be impaired.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - DEBT

HDS’s long-term debt as of November 3, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	November 3, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$480	1.68	$300	1.96
Term Loans due 2017, net of unamortized discount of $21 million and $26 million	967	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $19 million and $21 million	1,269	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$5,666		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$5,656		$6,430

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

On June 28, 2013, HDS amended its Senior ABL Facility (as defined below) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred debt costs. At the Company’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin.  The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average excess availability for the previous fiscal quarter.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million.

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

Senior Credit Facilities

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 3, 2013, HDS has $961 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $88 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Secured Notes

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘Second Priority Notes’’) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Unsecured Notes

HDS’s 11.5% Senior Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 7.5% Senior Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.  In satisfaction of its obligations under the exchange and registration rights agreement, dated as of February 1, 2013, in October 2013, HDS launched an offer to exchange $1,275 million aggregate principal amount of its outstanding unregistered February 2013 Senior Unsecured Notes (the “Old Notes”) for a like principal

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount of its registered 7.5% Senior Notes due 2020 (the “New Notes”). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), will not contain restrictions on transfer or provisions relating to additional interest, will bear a different CUSIP number from the Old Notes and will not entitle their holders to registration rights.  See Note 15, Subsequent event, for further information regarding the exchange offer.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of November 3, 2013, HDS is in compliance with all such covenants that were in effect on such date.

First Quarter 2012 Refinancing Transactions

On April 12, 2012, HDS consummated the following transactions (the ‘‘Refinancing Transactions’’) in connection with the refinancing of the senior portion of its debt structure:

•                  the issuance of $950 million of its First Priority Notes;

•                  the issuance of $675 million of its Second Priority Notes;

•                  the issuance of approximately $757 million of 14.875% Senior Notes due 2020 (the “April 2012 Senior Notes”);

•                  entry into the Term Loan Facility; and

•                  entry into the Senior ABL Facility.

The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Notes, the Term Loan Facility and the Senior ABL Facility were used to (i) repay all amounts outstanding under the 2007 Senior Secured Credit Facility (Senior Secured Credit Facility dated as of August 30, 2007), (ii) repay all amounts outstanding under the 2007 ABL Credit Facility (ABL Credit Facility dated as of August 30, 2007), (iii) repurchase all remaining outstanding 2007 Senior Notes (12.0% Senior Notes due 2014) and (iv) pay related fees and expenses.

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

NOTE 6 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements.  These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of November 3, 2013 and February 3, 2013 (amounts in millions):

	As of November 3, 2013		As of February 3, 2013
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$480	$467	$300	$292
Term Loans and Notes	5,188	5,733	7,034	7,573
Total	$5,668	$6,200	$7,334	$7,865

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

NOTE 7 — STOCK-BASED COMPENSATION

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

In connection with Holdings’ initial public offering, Holdings granted an aggregate 929,900 options to its senior management.  The options have an exercise price of $18.00, vest on the third anniversary of the June 26, 2013 grant date, and have an estimated fair value of $10.25 per option.  The Company expects to record approximately $9 million of stock-based compensation for the options over the options’ vesting period.

On June 26, 2013, Hodings granted an aggregate 331,431 shares of restricted stock to certain employees. The restricted stock vests in five equal annual installments on each of the first through fifth anniversaries of May 9, 2013. The Company expects to record approximately $6 million of stock-based compensation for the restricted stock over the restricted stock’s vesting period.

On July 2, 2013, Holdings’ non-employee directors were awarded an aggregate 41,031 restricted stock units (“RSUs”) pursuant to HD Supply’s Board of Director Compensation Policy that became effective on the consummation of HD Supply’s initial public offering on July 2, 2013. The RSUs vest on the earlier of (i) the first anniversary of the grant date or (ii) the date of the Company’s next annual meeting after the grant date.  On a date selected by the Company that is within thirty days following the vesting date, vested RSUs will be settled into an equal number of shares of the Company’s common stock, unless the director has elected to defer settlement of the RSU until termination of board service, in which case the award will be settled at service termination. The Company expects to record less than $1 million of stock-based compensation for the RSUs over the RSU’s vesting period.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — INCOME TAXES

As of November 3, 2013, the Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2013 is a 43.4% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as acquisitions and settlements of audits.  The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service (the “IRS”).  Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes.  The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance.  During the three months ended November 3, 2013, the impact of the tax amortization of the indefinite lived intangibles decreased income tax expense by $11 million. During the nine months ended November 3, 2013, the impact of the tax amortization of the indefinite lived intangibles increased income tax expense by $35 million.

As of February 3, 2013, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $193 million.  During the nine months ended November 3, 2013, the balance for unrecognized tax benefits decreased $1 million as result of state audit settlements for tax positions in a prior period.  As of November 3, 2013, the Company’s unrecognized tax benefits were $192 million.  During the three and nine months ended November 3, 2013, the gross accrual for interest related to unrecognized tax benefits increased $1 million and $6 million, respectively, as a result of interest accruals on tax positions in a prior period.  The Company’s ending net accrual for interest related to unrecognized tax benefits as of February 3, 2013 was $22 million and increased to $25 million as of November 3, 2013.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets.  With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets.  As of November 3, 2013, the Company’s U.S. valuation allowance was $1,000 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

See Note 11, Commitments and Contingencies, for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 9—EARNINGS (LOSS) PER COMMON SHARE

The following earnings (loss) per common share is provided for HD Supply Holdings, Inc.

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the sum of the weighted-average common shares outstanding and all dilutive potential common shares outstanding during the respective periods.  Diluted loss per common share equals basic loss per common share for certain periods presented, as the effect of stock options, restricted stock, and restricted stock units are anti-dilutive because the Company incurred net losses in those periods.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended November 3, 2013 and October 28, 2012 (in millions, except per share and share data):

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Income (loss) from continuing operations	$51	$(53)	$(152)	$(485)
Income (loss) from discontinued operations, net of tax	—	3	—	19
Net income (loss)	$51	$(50)	$(152)	$(466)

Weighted average common shares outstanding (in thousands) (1)
Basic	191,750	130,555	158,587	130,555
Diluted	197,392	130,555	158,587	130,555

Basic earnings (loss) per share(2):
Income (loss) from continuing operations	$0.27	$(0.41)	$(0.96)	$(3.71)
Income (loss) from discontinued operations, net of tax	—	0.02	—	0.15
Net income (loss)	$0.27	$(0.38)	$(0.96)	$(3.57)

Diluted earnings (loss) per share(2):
Income (loss) from continuing operations	$0.26	$(0.41)	$(0.96)	$(3.71)
Income (loss) from discontinued operations, net of tax	—	0.02	—	0.15
Net income (loss)	$0.26	$(0.38)	$(0.96)	$(3.57)

(1)         Weighted average common shares outstanding in fiscal 2013 reflect 130.6 million shares outstanding on February 3, 2013 and the issuance of 61 million shares on July 2, 2013 for Holdings’ initial public offering.

(2)         May not foot due to rounding.

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Stock options	898	14,652	15,122	14,521
Restricted stock & restricted stock units	—	—	236	—

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of November 3, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	November 3, 2013	February 3, 2013
Trade receivables, net of allowance for doubtful accounts	$1,124	$926
Vendor rebate receivables	82	66
Other receivables	18	16
Total receivables, net	$1,224	$1,008

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Current Liabilities

Other current liabilities as of November 3, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	November 3, 2013	February 3, 2013
Accrued interest	$21	$147
Accrued non-income taxes	43	34
Other	109	110
Total other current liabilities	$173	$291

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended November 3, 2013 and October 28, 2012 was $512 million and $576 million, respectively.  Additionally, during the first quarter of fiscal 2013, the Company paid $364 million of original issue discounts and paid-in-kind (“PIK”) interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

Cash paid for income taxes, net of refunds, in the nine months ended November 3, 2013 and October 28, 2012 was approximately $6 million and $2 million, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

HD Supply carried back tax net operating losses (‘‘NOL’’) from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot’s U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the ‘‘Agreement’’) between HD Supply and Home Depot, Home Depot paid HD Supply the refund proceeds resulting from the NOL carrybacks.

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. In May 2012, the IRS issued a formal Revenue Agent’s Report (‘‘RAR’’) challenging approximately $299 million (excluding interest) of the cash refunds resulting from HD Supply’s NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from HD Supply’s carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million.  As of November 3, 2013, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $18 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in its deferred tax assets by approximately $63 million before any valuation allowance.

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

See Note 8, Income Taxes, for further disclosures on the Company’s income taxes.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance.  For all other matters, except as noted below, management believes the possibility of losses from such matters is remote, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

NOTE 12 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for HD Supply Canada, which is organized based on geographic location and Corporate, which provides general corporate overhead support. Both HD Supply Canada and Corporate are included within “Corporate & Other.” The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

HD Supply has four reportable segments, each of which is presented below:

•                  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations (‘‘MRO’’) products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

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

In addition to the reportable segments, the Company’s consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interiors (‘‘CTI’’), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets operating across nine Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments, Corporate & Other and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended Nov. 3, 2013
Net Sales	$610	$633	$472	$352	$230	$2,297
Adjusted EBITDA	119	55	21	27	4	226
Depreciation(1) & Software Amortization	12	2	1	4	9	28
Other Intangible Amortization	20	1	5	5	3	34
Three Months Ended Oct. 28, 2012
Net Sales	$587	$553	$468	$318	$220	$2,146
Adjusted EBITDA	112	42	21	22	7	204
Depreciation(1) & Software Amortization	9	3	2	3	7	24
Other Intangible Amortization	21	24	5	5	6	61

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Corporate & Other	Total Continuing Operations
Nine Months Ended Nov. 3, 2013
Net Sales	$1,809	$1,757	$1,390	$998	$668	$6,622
Adjusted EBITDA	344	143	57	65	(1)	608
Depreciation(1) & Software Amortization	34	7	4	12	26	83
Other Intangible Amortization	60	3	14	15	9	101
Nine Months Ended Oct. 28, 2012
Net Sales	$1,655	$1,541	$1,323	$891	$631	$6,041
Adjusted EBITDA	306	109	55	48	11	529
Depreciation(1) & Software Amortization	28	7	5	9	22	71
Other Intangible Amortization	59	72	14	15	21	181

(1) Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Total Adjusted EBITDA	$226	$204	$608	$529
Depreciation and amortization	62	85	184	252
Stock-based compensation	4	3	12	13
Management fees and expenses	—	1	2	4
Other	—	1	—	—
Operating income	160	114	410	260
Interest expense	118	165	409	489
Loss on extinguishment & modification of debt	—	—	87	220
Other (income) expense, net	—	—	20	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	42	(51)	(106)	(449)
Provision (benefit) for income taxes	(9)	2	46	36
Income (loss) from continuing operations	$51	$(53)	$(152)	$(485)

NOTE 13—SUBSIDIARY GUARANTORS

HDS (the ‘‘Debt Issuer’’) currently has outstanding First Priority Notes, Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the ‘‘Notes’’) guaranteed by certain of its subsidiaries (the ‘‘Guarantor Subsidiaries’’). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (‘‘Non-guarantor Subsidiaries’’) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada and a non-operating subsidiary in the United States that previously held an investment of HDS’s 2007 Senior Subordinated Notes, which was eliminated in consolidation. During fiscal 2012, the investment in the 2007 Senior Subordinated Notes was contributed to the Debt Issuer in a non-cash transaction. The Debt Issuer retired this portion of the 2007 Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

In connection with the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries (amounts in millions):

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended November 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,166	$131	$—	$2,297
Cost of sales	—	1,529	100	—	1,629
Gross Profit	—	637	31	—	668
Operating expenses:
Selling, general and administrative	15	411	21	—	447
Depreciation and amortization	4	56	1	—	61
Total operating expenses	19	467	22	—	508
Operating Income (Loss)	(19)	170	9	—	160
Interest expense	118	75	—	(75)	118
Interest (income)	(73)	(1)	(1)	75	—
Net (earnings) loss of equity affiliates	(137)	—	—	137	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	73	96	10	(137)	42
Provision (benefit) for income taxes	22	(33)	2	—	(9)
Income (Loss) from Continuing Operations	51	129	8	(137)	51
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$51	$129	$8	$(137)	$51
Other comprehensive income (loss) — foreign currency translation adjustment	—	—	—	—	—
Total Comprehensive Income (Loss)	$51	$129	$8	$(137)	$51

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended October 28, 2012
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,036	$110	$—	$2,146
Cost of sales	—	1,448	82	—	1,530
Gross Profit	—	588	28	—	616
Operating expenses:
Selling, general and administrative	16	381	21	—	418
Depreciation and amortization	3	81	—	—	84
Total operating expenses	19	462	21	—	502
Operating Income (Loss)	(19)	126	7	—	114
Interest expense	178	75	1	(89)	165
Interest (income)	(75)	(1)	(13)	89	—
Net (earnings) loss of equity affiliates	(71)	—	—	71	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(51)	52	19	(71)	(51)
Provision (benefit) for income taxes	3	(3)	2	—	2
Income (Loss) from Continuing Operations	(54)	55	17	(71)	(53)
Income (loss) from discontinued operations, net of tax	4	(1)	—	—	3
Net Income (Loss)	$(50)	$54	$17	$(71)	$(50)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—
Total Comprehensive Income (Loss)	$(50)	$54	$17	$(71)	$(50)

	Nine Months Ended November 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$6,268	$355	$(1)	$6,622
Cost of sales	—	4,429	266	—	4,695
Gross Profit	—	1,839	89	(1)	1,927
Operating expenses:
Selling, general and administrative	56	1,216	65	(1)	1,336
Depreciation and amortization	12	167	2	—	181
Total operating expenses	68	1,383	67	(1)	1,517
Operating Income (Loss)	(68)	456	22	—	410
Interest expense	410	223	1	(225)	409
Interest (income)	(222)	(2)	(1)	225	—
Net (earnings) loss of equity affiliates	(333)	—	—	333	—
Loss on extinguishment & modification of debt	87	—	—	—	87
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(30)	235	22	(333)	(106)
Provision (benefit) for income taxes	122	(79)	3	—	46
Income (Loss) from Continuing Operations	(152)	314	19	(333)	(152)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$(152)	$314	$19	(333)	$(152)
Other comprehensive income (loss) — foreign currency translation adjustment	(4)	—	(4)	4	(4)
Total Comprehensive Income (Loss)	$(156)	$314	$15	$(329)	$(156)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended October 28, 2012
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$5,726	$315	$—	$6,041
Cost of sales	—	4,075	233	—	4,308
Gross Profit	—	1,651	82	—	1,733
Operating expenses:
Selling, general and administrative	52	1,107	64	—	1,223
Depreciation and amortization	10	239	1	—	250
Total operating expenses	62	1,346	65	—	1,473
Operating Income (Loss)	(62)	305	17	—	260
Interest expense	545	225	1	(282)	489
Interest (income)	(225)	(3)	(54)	282	—
Net (earnings) loss of equity affiliates	(143)	—	—	143	—
Loss on extinguishment & modification of debt	220	—	—	—	220
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(459)	83	70	(143)	(449)
Provision (benefit) for income taxes	19	(6)	23	—	36
Income (Loss) from Continuing Operations	(478)	89	47	(143)	(485)
Income (loss) from discontinued operations, net of tax	12	7	—	—	19
Net Income (Loss)	$(466)	$96	$47	$(143)	$(466)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—
Total Comprehensive Income (Loss)	$(466)	$96	$47	$(143)	$(466)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of November 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$63	$17	$40	$—	$120
Receivables, net	6	1,129	89	—	1,224
Inventories	—	1,014	56	—	1,070
Deferred tax asset	—	48	2	(48)	2
Intercompany receivable	—	2	—	(2)	—
Other current assets	12	26	3	—	41
Total current assets	81	2,236	190	(50)	2,457
Property and equipment, net	64	335	5	—	404
Goodwill	—	3,133	6	—	3,139
Intangible assets, net	—	368	4	—	372
Deferred tax asset	53	—	6	(53)	6
Investment in subsidiaries	2,919	—	—	(2,919)	—
Intercompany notes receivable	2,774	591	—	(3,365)	—
Other assets	135	5	—	—	140
Total assets	$6,026	$6,668	$211	$(6,387)	$6,518

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15	$747	$47	$—	$809
Accrued compensation and benefits	36	78	5	—	119
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	49	—	—	(48)	1
Intercompany payable	—	—	2	(2)	—
Other current liabilities	51	107	14	—	172
Total current liabilities	161	932	68	(50)	1,111

Long-term debt, excluding current installments	5,656	—	—	—	5,656
Deferred tax liabilities	—	150	—	(53)	97
Intercompany notes payable	591	2,774	—	(3,365)	—
Other liabilities	316	29	7	—	352
Total liabilities	6,724	3,885	75	(3,468)	7,216

Stockholder’s equity (deficit)	(698)	2,783	136	(2,919)	(698)
Total liabilities and stockholder’s equity (deficit)	$6,026	$6,668	$211	$(6,387)	$6,518

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended November 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$(549)	$31	$8	$—	$(510)
Cash flows from investing activities
Capital expenditures	(16)	(79)	(1)	—	(96)
Proceeds from sale of property and equipment	—	6	—	—	6
Settlement of acquisition of a business	—	2	—	—	2
Proceeds from sale of investments	936	—	—	—	936
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—
Proceeds from (payments of) intercompany notes	—	44	—	(44)	—
Net cash flows from investing activities	922	(27)	(1)	(46)	848

Cash flows from financing activities
Equity contribution (return of capital)	1,039	(2)	—	2	1,039
Borrowings (repayments) of intercompany notes	(44)	—	—	44	—
Borrowings of long-term debt	79	—	—	—	79
Repayments of long-term debt	(1,621)	—	—	—	(1,621)
Borrowings on long-term revolver	736	—	—	—	736
Repayments of long-term revolver	(556)	—	—	—	(556)
Debt issuance and modification fees	(34)	—	—	—	(34)
Net cash flows from financing activities	(401)	(2)	—	46	(357)
Effect of exchange rates on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash & cash equivalents	$(28)	$2	$5	$—	$(21)
Cash and cash equivalents at beginning of period	91	15	35	—	141
Cash and cash equivalents at end of period	$63	$17	$40	$—	$120

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Nine Months Ended October 28, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(368)	$19	$72	$(50)	$(327)
Cash flows from investing activities
Capital expenditures	(19)	(59)	(2)	—	(80)
Proceeds from sale of property and equipment	—	5	—	—	5
Purchase of debt investments	—	—	(1)	1	—
Purchase of other investments	(985)	—	—	—	(985)
Proceeds from sale of a business	480	—	1	—	481
Payment for a business acquired	—	(196)	—	—	(196)
Proceeds from (payments of) intercompany notes	—	33	—	(33)	—
(Investments in) return of capital of equity affiliates	(169)	—	—	169	—
Other investing activities	—	—	(2)	—	(2)
Net cash flows from investing activities	(693)	(217)	(4)	137	(777)
Cash flows from financing activities
Dividend payment	—	—	(50)	50	—
Equity contribution (return of capital)	—	204	(35)	(169)	—
Borrowings (repayments) of intercompany notes	(33)	—	—	33	—
Borrowings of long-term debt	4,140	—	—	—	4,140
Repayments of long-term debt	(3,289)	—	—	(1)	(3,290)
Borrowings on long-term revolver	1,192	—	—	—	1,192
Repayments of long-term revolver	(797)	—	—	—	(797)
Debt issuance and modification fees	(95)	—	—	—	(95)
Other financing activities	1	—	—	—	1
Net cash flows from financing activities	1,119	204	(85)	(87)	1,151
Net increase (decrease) in cash & cash equivalents	$58	$6	$(17)	$—	$47
Cash and cash equivalents at beginning of period	49	12	50	—	111
Cash and cash equivalents at end of period	$107	$18	$33	$—	$158

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 — SUBSEQUENT EVENT

On November 22, 2013, HDS completed the offer to exchange $1,275 million aggregate principal amount of its Old Notes for a like principal amount of its registered New Notes with substantially all of the Old Notes tendered in exchange for a like principal amount of the New Notes.

HD SUPPLY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

HD Supply Holdings, Inc. (‘‘Holdings’’) indirectly owns all of the outstanding common stock of HD Supply, Inc. (“HDS”). Unless otherwise indicated, the disclosures below apply to both Holdings and HDS. See “Explanatory Note.”

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply”), is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through over 600 locations across 46 U.S. states and 9 Canadian provinces. We have more than 15,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

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

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors (“CTI”), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving The Home Depot, Inc. (“Home Depot”) and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets operating across nine Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

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

Discontinued operations

On March 26, 2012, we sold all of the issued and outstanding equity interests in our Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for approximately $477 million, net of $5 million of transaction costs. Upon closing, we received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, we recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, we received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

In accordance with ASC 205-20, Discontinued Operations, the results of the IPVF operations and the gain on sale of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detail related to the results of operations of the discontinued operations, see “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Term Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Term Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Senior Term Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our Registration Statement on Form S-1, as amended (File No. 333-187872), under “Description of Certain Indebtedness.”

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	Nov. 3, 2013	Oct. 28, 2012	Nov. 3, 2013	Oct. 28, 2012
Net income (loss)	$51	$(50)	$(152)	$(466)
Less income (loss) from discontinued operations, net of tax	—	3	—	19
Income (loss) from continuing operations	51	(53)	(152)	(485)
Interest expense, net	118	165	409	489
Provision (benefit) for income taxes	(9)	2	46	36
Depreciation and amortization (i)	62	85	184	252
Loss on extinguishment & modification of debt (ii)	—	—	87	220
Stock-based compensation (iii)	4	3	12	13
Management fee & related expenses paid to Equity Sponsors (iv)	—	1	2	4
Costs related to initial public offering (v)	—	—	20	—
Other	—	1	—	—
Adjusted EBITDA	$226	$204	$608	$529

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

(iv)    The Company entered into consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with Holdings’ initial public offering in the second quarter of fiscal 2013.

(v)     Represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	Nov. 3, 2013	Oct. 28, 2012	Nov. 3, 2013	Oct. 28, 2012
Net income (loss)	$51	$(50)	$(152)	$(466)
Less income (loss) from discontinued operations, net of tax	—	3	—	19
Income (loss) from continuing operations	51	(53)	(152)	(485)
Plus: Provision (benefit) for income taxes	(9)	2	46	36
Less: Cash income taxes	(1)	—	(6)	(2)
Plus: Amortization of acquisition-related intangible assets (other than software)	34	61	101	181
Plus: Loss on extinguishment & modification of debt (i)	—	—	87	220
Plus: Costs related to the initial public offering (ii)	—	—	20	—
Adjusted net income (loss)	$75	$10	$96	$(50)

(i)      Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.  Also includes the costs of debt modifications.

(ii)     Represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

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

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ended February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended November 3, 2013 (“third quarter 2013”) and October 28, 2012 (“third quarter 2012”) both included 13 weeks. The nine months ended November 3, 2013 and October 28, 2012 both included 39 weeks.

Consolidated results of operations

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	November 3, 2013	October 28, 2012	Increase (Decrease)	November 3, 2013	October 28, 2012	Increase (Decrease)
Net Sales	$2,297	$2,146	7.0%	$6,622	$6,041	9.6%
Gross Profit	668	616	8.4	1,927	1,733	11.2
Operating expenses:
Selling, general and administrative	447	418	6.9	1,336	1,223	9.2
Depreciation and amortization	61	84	(27.4)	181	250	(27.6)
Total operating expenses	508	502	1.2	1,517	1,473	3.0

Operating Income	160	114	40.4	410	260	57.7
Interest expense	118	165	(28.5)	409	489	(16.4)
Loss on extinguishment & modification of debt	—	—	*	87	220	*
Other (income) expense, net	—	—	*	20	—	*
Income (Loss) from Continuing Operations Before Income Taxes	42	(51)	*	(106)	(449)	76.4
Provision (benefit) for income taxes	(9)	2	*	46	36	27.8
Income (Loss) from Continuing Operations	51	(53)	*	(152)	(485)	68.7
Income (loss) from discontinued operations, net of tax	—	3	*	—	19	*

Net Income (Loss)	$51	$(50)	*	$(152)	$(466)	67.4

Non-GAAP financial data:
Adjusted EBITDA	$226	$204	10.8%	$608	$529	14.9%
Adjusted net income (loss)	$75	$10	*	$96	$(50)	*

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	November 3, 2013	October 28, 2012	Increase (Decrease)	November 3, 2013	October 28, 2012	Increase (Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	29.1	28.7	40	29.1	28.7	40
Operating expenses:
Selling, general and administrative	19.5	19.5	—	20.2	20.2	—
Depreciation and amortization	2.6	3.9	(130)	2.7	4.2	(150)
Total operating expenses	22.1	23.4	(130)	22.9	24.4	(150)
Operating Income	7.0	5.3	170	6.2	4.3	190
Interest expense	5.2	7.7	(250)	6.2	8.1	(190)
Loss on extinguishment & modification of debt	—	—	—	1.3	3.6	(230)
Other (income) expense, net	—	—	—	0.3	—	30
Income (Loss) from Continuing Operations Before Income Taxes	1.8	(2.4)	420	(1.6)	(7.4)	580
Provision (benefit) for income taxes	(0.4)	0.1	(50)	0.7	0.6	10
Income (Loss) from Continuing Operations	2.2	(2.5)	470	(2.3)	(8.0)	570
Income (loss) from discontinued operations, net of tax	—	0.2	(20)	—	0.3	(30)

Net Income (Loss)	2.2	(2.3)	450	(2.3)	(7.7)	540

Non-GAAP financial data:
Adjusted EBITDA	9.8	9.5	30	9.2	8.8	40
Adjusted net income (loss)	3.3	0.5	280	1.4	(0.8)	220

* Not meaningful

Highlights

Net sales in third quarter 2013 increased $151 million, or 7.0%, compared to third quarter 2012.  Each of our four reportable segments realized increases in Net sales despite continued sluggishness in non-residential, increased softness in utility and increased uncertainty in municipal end-markets. Operating income in third quarter 2013 increased $46 million, or 40.4%, as compared to third quarter 2012.  Our growth initiatives and investments in the business resulted in an increase to Adjusted EBITDA of $22 million, or 10.8%, in third quarter 2013 as compared to third quarter 2012.  While the end-markets seem to lack broad momentum, our focus remains on controllable execution. We plan to continue to invest for growth while at the same time identifying opportunities to reduce costs across our businesses, which we expect will strengthen our leadership positions in our end markets. Any one-time charge would be focused to better position us for long-term growth. Our preliminary estimates of a potential charge in the fourth quarter of fiscal 2013 range from $5 million to $20 million. As of November 3, 2013, our liquidity was $993 million. See “Liquidity and Capital Resources — External Financing” for further information.

Net sales

Net sales in third quarter 2013 increased $151 million, or 7.0%, compared to third quarter 2012 and $581 million, or 9.6%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

Each of our reportable segments experienced an increase in Net sales in third quarter 2013 and in the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012.  The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume and recent acquisitions.  Organic sales growth was 6.0% for third quarter 2013 and 8.0% in the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012. Our fiscal 2012 acquisitions provided $21 million and $99 million of non-organic sales growth in third quarter 2013 and in the first nine months of fiscal 2013, respectively.

Gross profit

Gross profit increased $52 million, or 8.4%, during third quarter 2013 as compared to third quarter 2012 and $194 million, or 11.2%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

The increase in Gross profit, driven by our Facilities Maintenance, Waterworks, and White Cap businesses, was primarily due to sales growth from initiatives, market volume and product mix. The negotiated price reduction under the amended strategic purchase agreement between Crown Bolt and The Home Depot, Inc. (“Home Depot”) resulted in a reduction to Gross profit of $6 million and $18 million in third quarter 2013 and the first nine months of fiscal 2013, respectively. While the amendment extended the agreement five years through January 31, 2020, retaining Crown Bolt as the exclusive supplier of certain products to Home Depot, it eliminated the minimum purchase requirement and additionally reduced pricing.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 40 basis points to 29.1% in third quarter 2013 as compared to 28.7% in third quarter 2012.  In the first nine months of fiscal 2013, gross margin of 29.1% increased approximately 40 basis points as compared to the same period in fiscal 2012.  The improvement in gross margin in both periods was driven by our Facilities Maintenance, Waterworks and White Cap businesses.

Operating expenses

Operating expenses increased $6 million, or 1.2%, during third quarter 2013 as compared to third quarter 2012 and $44 million, or 3.0%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

Selling, general and administrative expenses increased $29 million, or 6.9%, in third quarter 2013 as compared to third quarter 2012 and $113 million, or 9.2%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.  The increase in both periods was primarily as a result of increases in variable expenses due to higher sales volume and investments in growth initiatives.  Depreciation and amortization expense decreased $23 million, or 27.4%, in third quarter 2013 as compared to third quarter 2012 and $69 million, or 27.6%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012. The decrease in both periods was primarily as a result of certain acquisition-related intangible assets, recorded in 2007 when HD Supply separated from Home Depot, becoming fully amortized during fiscal 2012.

Operating expenses as a percentage of Net sales decreased approximately 130 basis points to 22.1% in third quarter 2013 as compared to third quarter 2012 and approximately 150 basis points to 22.9% in the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012.  The decrease in both periods was due to the lower Depreciation and amortization expense.  Selling, general and administrative expenses as a percentage of Net sales were flat in both periods due to the impact of investments in the business offsetting the leverage of fixed costs through sales volume increases.

Operating income (loss)

Operating income increased $46 million, or 40.4%, during third quarter 2013 as compared to third quarter 2012 and $150 million, or 57.7%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.  The improvement in both periods was due to higher Net sales and Gross profit and the reduction in Depreciation and amortization expense.

Operating income as a percentage of Net sales increased approximately 170 basis points in third quarter 2013 as compared to third quarter 2012 and approximately 190 basis points in the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012.  The improvement in both periods was driven by the reduction in Depreciation and amortization expense and improvements in gross margins.

Interest expense

Interest expense decreased $47 million, or 28.5%, during third quarter 2013 as compared to third quarter 2012 and $80 million, or 16.4%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.  The decrease in third quarter 2013 was due to a lower average interest rate on our outstanding indebtedness and, to a lesser extent, a lower average outstanding balance. The decrease in the year-to-date period was due to a lower average interest rate on our outstanding indebtedness, partially offset by a higher average outstanding balance.

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

Also in second quarter 2013, we amended HDS’s Senior ABL Facility to, among other changes, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt for the write-off of a pro-rata portion of the unamortized deferred debt costs for the portion of the amendment considered an extinguishment in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

In first quarter 2013, we redeemed all of the remaining $889 million outstanding of HDS’s 13.5% Senior Subordinated Notes due 2015 (the “2007 Senior Subordinated Notes”) at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

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

In connection with the refinancing of the senior portion of our debt structure in first quarter 2012, HDS recorded a charge of $220 million in accordance with ASC 470-50.  This charge consisted of $150 million for the premium paid to the holders of the 2007 Senior Notes (12.0% Senior Notes due 2014), as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized asset associated with Home Depot’s guarantee of HDS’s payment obligations for principal and interest under the Term Loan under the 2007 Senior Secured Credit Facility that was terminated in the April 2012 Refinancing Transactions.

For additional information on the fiscal 2013 transactions, see “Liquidity and Capital Resources — External Financing.” For additional information on the fiscal 2012 transactions, see “Note 5, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

In connection with our initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information on this transaction, see “Note 3, Related Parties,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period.  The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa).  The provision for income taxes from continuing operations in third quarter 2013 was a benefit of $9 million compared to an expense of $2 million in third quarter 2012.  The effective rate for continuing operations for third quarter 2013 was a benefit of 20.1%, reflecting the impact of decreasing the U.S. valuation allowance, decreasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for third quarter 2012 was a provision of 2.9%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

The provision for income taxes from continuing operations in the first nine months of fiscal 2013 was $46 million compared to $36 million in the first nine months of fiscal 2012.  The effective rate for continuing operations for the first nine months of 2013 was a provision of 43.4%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for the first nine months of fiscal 2012 was a provision of 8.0%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The tax expense for the first nine months of fiscal 2012 was partially offset by an adjustment to the Company’s valuation allowance as a result of the Peachtree acquisition.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $22 million, or 10.8%, in third quarter 2013 as compared to third quarter 2012 and $79 million, or 14.9%, in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012. The increase in Adjusted EBITDA in third quarter 2013 was driven by Facilities Maintenance, Waterworks, and White Cap.  Each of our reportable segments experienced an increase in Adjusted EBITDA in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

The increase in Adjusted EBITDA in third quarter 2013 and the first nine months of fiscal 2013 was primarily due to the increases in Net sales and Gross profit.  The negotiated price reduction under the amended strategic purchase agreement between Crown Bolt and Home Depot resulted in a reduction to Adjusted EBITDA of $6 million and $18 million in third quarter 2013 and the first nine months of fiscal 2013, respectively.  Adjusted EBITDA as a percentage of Net sales increased approximately 30 basis points to 9.8% in third quarter 2013 as compared to third quarter 2012 and approximately 40 basis points to 9.2% in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012, primarily due to gross margin improvements.

Adjusted net income (loss)

Adjusted net income increased $65 million in third quarter 2013 to $75 million as compared to $10 million in third quarter 2012 and $146 million in the first nine months of fiscal 2013 to $96 million as compared to an adjusted net loss of $50 million in the first nine months of fiscal 2012.  The increase in Adjusted net income in both periods was attributable to the sales growth, improving gross margins, and a reduction in interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
Dollars in millions	November 3, 2013	October 28, 2012	Increase (Decrease)		November 3, 2013	October 28, 2012	Increase (Decrease)
Net sales	$610	$587	3.9%		$1,809	$1,655	9.3%
Operating income	$87	$82	6.1%		$250	$219	14.2%
% of Net sales	14.3%	14.0%	30	bps	13.8%	13.2%	60	bps
Depreciation and amortization	32	30	6.7%		94	87	8.0%
Adjusted EBITDA	$119	$112	6.3%		$344	$306	12.4%
% of Net sales	19.5%	19.1%	40	bps	19.0%	18.5%	50	bps

Net Sales

Net sales increased $23 million, or 3.9%, in third quarter 2013 as compared to third quarter 2012 and increased $154 million, or 9.3%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

Growth initiatives contributed approximately $15 million of the year-over-year increase in third quarter 2013. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries.  Net sales in third quarter 2013 were also positively impacted by favorable market conditions in the multifamily and hospitality industries. Partially offsetting these favorable impacts to third quarter 2013 sales were strong sales of carbon monoxide detectors in third quarter 2012 as a result of regulation changes, and unusually cooler weather in third quarter 2013, negatively impacting HVAC-related sales. Additionally, institutional sales were weak in third quarter 2013 due to the government shutdown and uncertainty in the market.

In the year-to-date period, growth initiatives contributed approximately $97 million of the year-over-year increase and the acquisition of Peachtree in June 2012 contributed approximately $30 million of non-organic Net sales. Organic sales growth was 7.5% in the first nine months of 2013 as compared to the same period in fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA increased $7 million, or 6.3%, in third quarter 2013 as compared to third quarter 2012 and increased $38 million, or 12.4%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in third quarter 2013 was primarily due to volume increases and growth initiatives.  The increase in the year-to-date period was due to growth initiatives and the Peachtree acquisition. The increases in both periods were partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth, and by other variable expenses driven by the volume increase.

Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in third quarter 2013 as compared to third quarter 2012 and increased approximately 50 basis points in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.  The increase in both periods was driven primarily by the expansion of gross margins. The improvement in third quarter 2013 included gross margin expansions of approximately 40 basis points and a slight decline in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases. The improvement in the first nine months of fiscal 2013 included gross margin expansions of approximately 80 basis points, which were partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and the Peachtree acquisition.

Waterworks

	Three Months Ended				Nine Months Ended
Dollars in millions	November 3, 2013	October 28, 2012	Increase (Decrease)		November 3, 2013	October 28, 2012	Increase (Decrease)
Net sales	$633	$553	14.5%		$1,757	$1,541	14.0%
Operating income	$52	$15		*	$133	$30		*
% of Net sales	8.2%	2.7%	550	bps	7.6%	1.9%	570	bps
Depreciation and amortization	3	27	(88.9)%		10	79	(87.3)%
Adjusted EBITDA	$55	$42	31.0%		$143	$109	31.2%
% of Net sales	8.7%	7.6%	110	bps	8.1%	7.1%	100	bps

* not meaningful

Net Sales

Net sales increased $80 million, or 14.5%, in third quarter 2013 as compared to third quarter 2012 and increased $216 million, or 14.0%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

Growth initiatives, including fusible plastics, storm drainage, treatment plant initiatives, and new locations excluding acquisitions (“greenfields”), contributed approximately $64 million and $153 million of the year-over-year increase in third quarter 2013 and the year-to-date period, respectively. Net sales in third quarter 2013 and the year-to-date period were negatively affected by decreases in prices due to commodity price deflation, primarily PVC and ductile iron products. The December 2012 acquisition of Water Products contributed Net sales of approximately $21 million in third quarter 2013 and $69 million in the first nine months of fiscal 2013. Organic sales growth was 10.6% in third quarter 2013 as compared to third quarter 2012 and 9.5% in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA increased $13 million, or 31.0%, in third quarter 2013 as compared to third quarter 2012 and increased $34 million, or 31.2%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in both periods was due to growth initiatives and, to a lesser extent, the Water Products acquisition, partially offset by increased Selling, general and administrative expense, primarily personnel and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 110 basis points in third quarter 2013 as compared to third quarter 2012 and increased approximately 100 basis points in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.  The improvement in third quarter 2013 was due to the expansion of gross margins by approximately 110 basis points, partially offset by an approximately 10 basis point increase in Selling, general and administrative expense as a percentage of Net sales.  The improvement in Adjusted EBITDA as a percentage of Net sales in the first nine months of fiscal 2013 was due to the expansion of gross margins by approximately 70 basis points and an approximately 30 basis point decline in Selling, general and administrative expense as a percentage of Net sales.  Gross margins improvements in both periods were primarily driven by growth initiatives, product sourcing and the Water Products acquisition. In addition, gross margins were favorably impacted by product mix in third quarter 2013. The increase in Selling, general and administrative expense as a percentage of Net sales in third quarter 2013 was primarily due to impact of the investment in sales force additions and increased commissions due to margin improvements.  The decrease in Selling, general and administrative expense as a percentage of Net sales in the year-to-date period of fiscal 2013 was primarily due to the leverage of fixed costs through sales volume increases.

Power Solutions

	Three Months Ended				Nine Months Ended
Dollars in millions	November 3, 2013	October 28, 2012	Increase (Decrease)		November 3, 2013	October 28, 2012	Increase (Decrease)
Net sales	$472	$468	0.9%		$1,390	$1,323	5.1%
Operating income	$15	$14	7.1%		$39	$36	8.3%
% of Net sales	3.2%	3.0%	20	bps	2.8%	2.7%	10	bps
Depreciation and amortization	6	7	(14.3)%		18	19	(5.3)%
Adjusted EBITDA	$21	$21	—		$57	$55	3.6%
% of Net sales	4.4%	4.5%	(10	)bps	4.1%	4.2%	(10	)bps

Net Sales

Net sales increased $4 million, or 0.9%, in third quarter 2013 as compared to third quarter 2012 and increased $67 million, or 5.1%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in Net sales in third quarter 2013 was primarily attributable to our Canadian utility business, partially offset by lower sales volume with our U.S. utilities customers, primarily driven by the timing of transmission projects.

The increase in Net sales in the year-to-date period was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission projects and product and service expansion.

Adjusted EBITDA

Adjusted EBITDA was flat in third quarter 2013 as compared to third quarter 2012 and increased $2 million, or 3.6%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The positive impact of Net sales volume increases in third quarter 2013 was offset by an increase in Selling, general and administrative expenses as compared to third quarter 2012 due to investments in growth initiatives, marketing and expansion of products and services.  The increase in Adjusted EBITDA in the year-to-date period was primarily due to volume increases in Net sales, partially offset by an increase in Selling, general and administrative expenses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 10 basis points in both third quarter 2013 as compared to third quarter 2012 and in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.  The decrease in third quarter 2013 was due to an increase in Selling, general and administrative expense as a percentage of Net sales, partially offset with improvements to gross margin. The decrease in the first nine months of fiscal 2013 was due to an increase in Selling, general and administrative expense as a percentage of Net sales, while gross margins remained flat.  In both third quarter 2013 and the year-to-date period, Selling, general and administrative expense as a percentage of Net sales increased as a result of investments in the business, including sales force additions and greenfields.

White Cap

	Three Months Ended				Nine Months Ended
Dollars in millions	November 3, 2013	October 28, 2012	Increase (Decrease)		November 3, 2013	October 28, 2012	Increase (Decrease)
Net sales	$352	$318	10.7%		$998	$891	12.0%
Operating income	$18	$14	28.6%		$38	$24	58.3%
% of Net sales	5.1%	4.4%	70	bps	3.8%	2.7%	110	bps
Depreciation and amortization	9	8	12.5%		27	24	12.5%
Adjusted EBITDA	$27	$22	22.7%		$65	$48	35.4%
% of Net sales	7.7%	6.9%	80	bps	6.5%	5.4%	110	bps

Net Sales

Net sales increased $34 million, or 10.7%, in third quarter 2013 as compared to third quarter 2012 and increased $107 million, or 12.0%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

Growth initiatives contributed approximately $24 million of the year-over-year increase in third quarter 2013, driven by our Managed Sales Approach (‘‘MSA’’), category management and direct marketing initiatives, as well as growth from new geographic markets.  MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management.  Growth initiatives contributed approximately $79 million of the year-over-year increase in the first nine months of fiscal 2013.  In addition, although White Cap sales are primarily influenced by non-residential construction, Net sales were positively impacted in both periods by the improvement in the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $5 million, or 22.7%, in third quarter 2013 as compared to third quarter 2012 and increased $17 million, or 35.4%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives, market volume, and product mix. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in third quarter 2013 as compared to third quarter 2012 and increased approximately 110 basis points in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.  The increase in both periods was primarily due to gross margin improvements of approximately 100 basis points in third quarter 2013 and approximately 160 basis points in the year-to-date period, driven by sourcing initiatives and product mix.  This improvement was partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and greenfields to support continued growth in our business.

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

On July 2, 2013, Holdings completed an initial public offering of its common stock, resulting in net proceeds of approximately $1,039 million, net of underwriters’ discounts and commissions and offering expenses of approximately $16 million (including the payment to the Equity Sponsors of a transaction fee of approximately $11 million). The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS’s outstanding January 2013 Senior Subordinated Notes, including the payment of a $29 million premium to redeem the notes and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee to terminate the consulting agreements of approximately $18 million. The remaining net proceeds were used for general corporate purposes.

During the first nine months of fiscal 2013, the Company’s use of cash was primarily driven by the payment of interest on debt and net debt repayments, substantially offset by the net proceeds of the initial public offering and the receipt of cash from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes.  This net use of cash was partially offset by cash receipts from operations.

As of November 3, 2013, our combined liquidity of approximately $993 million was comprised of $120 million in cash and cash equivalents and $873 million of additional available borrowings (excluding $88 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended
Amounts in millions	November 3, 2013	October 28, 2012	Increase (Decrease)

Operating activities	$(510)	$(327)	$(183)
Investing activities	848	(777)	1,625
Financing activities	(357)	1,151	(1,508)

Working capital

Working capital, excluding cash and cash equivalents, was $1,226 million as of November 3, 2013, increasing approximately $105 million as compared to $1,121 million as of October 28, 2012.  The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes and a decrease in accrued interest, partially offset by an increase in Accounts Payable and a decrease in deferred tax assets.

Operating activities

Cash flow from operating activities in the first nine months of fiscal 2013 was a use of $510 million compared with cash used by operating activities of $327 million in the first nine months of fiscal 2012.  The use of cash in the first nine months of fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans.  Additionally, cash interest paid in the first nine months of fiscal 2013 unrelated to extinguishments was $512 million, compared to $576 million in the first nine months of fiscal 2012.  Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased $117 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.

Investing activities

During the first nine months of fiscal 2013, cash provided by investing activities was $848 million, primarily due to the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $96 million of capital expenditures.

During the first nine months of fiscal 2012, cash used in investing activities was $777 million, primarily driven by the investment of $985 million of cash proceeds from the sale of the 11.5% Senior Notes, $196 million payments for a business acquisition and $80 million in capital expenditures.  These payments were partially offset by $481 million of net proceeds from the sale of a business.

Financing activities

During the first nine months of fiscal 2013, cash used in financing activities was $357 million, primarily due to net debt payments of $1,362 million, including an aggregate $59 million in contractually required premiums paid to extinguish the 2007 Senior Subordinated Notes and January 2013 Senior Subordinated Notes prior to maturity, and payments of $34 million for debt issuance and modification costs.  This was substantially offset by $1,039 million in net proceeds from the initial public offering of our common stock.

During the first nine months of fiscal 2012, cash provided by financing activities was $1,151 million, due to net debt borrowings of $1,245 million, which is net of a $150 million contractually required premium paid to extinguish the 12.0% Senior Notes prior to maturity, offset by payments of $95 million for debt issuance costs.

External Financing

As of November 3, 2013, we had an aggregate principal amount of $5.7 billion of outstanding debt, net of unamortized discounts of $21 million and including unamortized premiums of $19 million, and $961 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $88 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

HDS’s long-term debt as of November 3, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	November 3, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$480	1.68	$300	1.96
Term Loans due 2017, net of unamortized discount of $21 million and $26 million	967	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $19 million and $21 million	1,269	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$5,666		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$5,656		$6,430

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

On June 28, 2013, HDS amended its Senior ABL Facility (as defined below) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred debt costs. At the Company’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin.  The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average excess availability for the previous fiscal quarter.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50.  A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million.

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

Senior Credit Facilities

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 3, 2013, HDS has $961 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $88 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Secured Notes

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘Second Priority Notes’’) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Unsecured Notes

HDS’s 11.5% Senior Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HDS’s 7.5% Senior Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.  In October 2013, HDS launched an offer to exchange $1,275 million aggregate principal amount of its outstanding unregistered February 2013 Senior Unsecured Notes (the “Old Notes”) for a like principal amount of its registered 7.5% Senior Notes due 2020 (the “New Notes”). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), and will not contain restrictions on transfer or provisions relating to additional interest, will bear a different CUSIP number from the Old Notes and will not entitle their holders to registration rights. On November 22, 2013, HDS completed the offer to exchange the Old Notes for the New Notes with substantially all of the Old Notes tendered in exchange for a like principal amount of the New Notes.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions.  As of November 3, 2013, HDS is in compliance with all such covenants that were in effect on such date.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our IPO Registration Statement.

Recent accounting pronouncements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our IPO Registration Statement.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of November 3, 2013 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of November 3, 2013 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Item 1A. Risk Factors

We discuss in the IPO Registration Statement and our and HDS’s other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the IPO Registration Statement.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the IPO Registration Statement and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

Item 5. Other Information

Shareholder Proposals

We intend to hold our first Annual Meeting of Shareholders (the “Annual Meeting”) on May 15, 2014, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as the close of business on December 26, 2013. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary, HD Supply Holdings, Inc., 3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia 30339, on or before the close of business on December 26, 2013, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

In accordance with the advance notice requirements contained in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than on January 14, 2014, and no later than the close of business on February 13, 2014, to our Corporate Secretary, HD Supply Holdings, Inc., 3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia 30339. These shareholder notices also must comply with the requirements of our amended and restated bylaws and will not be effective otherwise.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
31.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 10, 2013	By:	/S/JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 10, 2013	By:	/S/JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer