Form 10-K
period 2014-02-02
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2014-03-25
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

           Securities registered pursuant to Section 12 (b) of the Act:

HD Supply Holdings, Inc.: Common stock, par value $0.01 per share HD Supply, Inc.: None	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on which Registered)

           Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

           Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

HD Supply Holdings, Inc.	☒
HD Supply, Inc.	☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

HD Supply Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           The number of shares of the registrant's common stock outstanding as of March 21, 2014:

HD Supply Holdings, Inc.	194,164,759 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2014 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended February 2, 2014.

i

EXPLANATORY NOTE

        This Form 10-K is a combined annual report being filed separately by two registrants: HD Supply Holdings, Inc. and HD Supply, Inc. Unless the context indicates otherwise, any reference in this report to "Holdings" refers to HD Supply Holdings, Inc., any reference to "HDS" refers to HD Supply, Inc., the indirect wholly-owned subsidiary of Holdings, and any references to "HD Supply," the "Company," "we," "us" and "our" refer to HD Supply Holdings, Inc. together with its direct and indirect subsidiaries, including HDS. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Background Information and Glossary of Certain Defined Terms

The 2007 Transactions

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the "Equity Sponsors") formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. ("Home Depot") pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007 Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

Defined Terms for Indebtedness

        In this annual report on Form 10-K, unless otherwise indicated or the context otherwise requires:

  •
  "12.0% Senior Notes" refers to HDS's 12.0% Senior Cash Pay Notes due 2014.

  •
  "2007 ABL Credit Facility" refers to the senior asset based revolving credit facility entered into by HDS (as successor by merger to HDS Acquisition Subsidiary, Inc.) on August 30, 2007 (as amended by Amendment No. 1, dated as of October 3, 2007, Amendment No. 2, dated as of November 1, 2007, and Limited Consent and Amendment No. 3, dated as of March 19, 2010), in an aggregate principal amount of $2,100 million, a portion of which may be used for letters of credit or swing-line loans.

  •
  "2007 Senior Secured Credit Facility" refers to the senior secured credit facility entered into by HDS (as successor by merger to HDS Acquisition Subsidiary, Inc.) on August 30, 2007, as amended on October 2, 2007, November 1, 2007, and March 19, 2010, which consists of a $1,000 million term loan facility and a $300 million revolving credit facility.

  •
  "2007 Senior Subordinated Notes" refers to HDS's 13.5% Senior Subordinated Notes due 2015.

  •
  "2007 Term Loan" refers to the $1,000 million term loan facility under the 2007 Senior Secured Credit Facility.

  •
  "Additional Notes" refers to HDS's 8 1/8% Senior Secured First Priority Notes due 2019 issued on August 2, 2012 in an aggregate principal amount of $300 million.

  •
  "April 2012 First Priority Notes" refers to HDS's 8 1/8% Senior Secured First Priority Notes due 2019 issued on April 12, 2012 in an aggregate principal amount of $950 million.

  •
  "April 2012 Senior Unsecured Notes" refers to HDS's 14.875% Senior Notes due 2020 issued on April 12, 2012 in an aggregate principal amount of $757 million.

  •
  "February 2013 Senior Unsecured Notes" refers to HDS's 7.50% Senior Notes due 2020 issued on February 1, 2013 in an aggregate principal amount of $1,275 million.

  •
  "First Priority Notes" refers collectively to the April 2012 First Priority Notes and the Additional Notes.

  •
  "January 2013 Senior Subordinated Notes" refers to HDS's 10.5% Senior Subordinated Notes due 2021 issued on January 16, 2013 in an aggregate principal amount of $950 million.

  •
  "October 2012 Senior Unsecured Notes" refers to HDS's 11.50% Senior Notes due 2020 issued on October 15, 2012 in an aggregate principal amount of $1,000 million.

  •
  "Priority Notes" refers collectively to the First Priority Notes and the Second Priority Notes.

  •
  "Refinancing Transactions" refers to the transactions described below in "Description of Indebtedness."

  •
  "Second Priority Notes" refers to HDS's 11.0% Senior Secured Second Priority Notes due 2020 issued on April 12, 2012 in an aggregate principal amount of $675 million.

  •
  "Senior ABL Facility" refers to HDS's asset based lending facility issued on April 12, 2012, providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under the borrowing base).

  •
  "Senior Credit Facilities" refers collectively to the Senior ABL Facility and the Term Loan Facility.

  •
  "Senior Notes" refers collectively to the October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes.

  •
  "Term Loan" refers to the term loans issued under the Term Loan Facility.

  •
  "Term Loan Facility" refers to HDS's senior secured credit facility issued on April 12, 2012, providing for Term Loans in an aggregate principal amount of $1,000 million.

  •
  "THD Guarantee" refers to Home Depot's guarantee of our payment obligations for principal and interest of the 2007 Term Loan under the 2007 Senior Secured Credit Facility.

Description of Indebtedness

        The following transactions (the "Refinancing Transactions") occurred on April 12, 2012:

  •
  Entry into a new Term Loan Facility and the repayment of all amounts outstanding under our 2007 Senior Secured Credit Facility.

  •
  Entry into a new ABL Facility and the repayment of all amounts outstanding under our 2007 ABL Credit Facility.

  •
  Bain and Carlyle exchanged certain of the 12.0% Senior Notes held by them prior to the redemption of the 12.0% Senior Notes for a portion of the April 2012 Senior Unsecured Notes (the "Sponsor Exchange").

  •
  CD&R purchased a portion of the April 2012 Senior Unsecured Notes (the "CD&R Purchase" and together with the Sponsor Exchange, the "April 2012 Senior Unsecured Notes Issuance").

  •
  The issuance of the April 2012 First Priority Notes.

  •
  The issuance of the Second Priority Notes.

  •
  The redemption of the remaining 12.0% Senior Notes.

  •
  The termination of the THD Guarantee.

        On August 2, 2012, HDS issued the Additional Notes. The net proceeds from the Additional Notes issuance were used to reduce outstanding borrowings under the Company's ABL Facility.

        On October 15, 2012, HDS issued the October 2012 Senior Unsecured Notes. On November 8, 2012, the net proceeds from the October 2012 Senior Unsecured Notes issuance were used to redeem $930 million aggregate principal amount of 2007 Senior Subordinated Notes at a price of 103.375%.

        On January 16, 2013, HDS issued the January 2013 Senior Subordinated Notes. On February 8, 2013, the net proceeds from the January 2013 Senior Subordinated Notes issuance were used to redeem all of the remaining outstanding principal amount of 2007 Senior Subordinated Notes at a price of 103.375%.

        On February 1, 2013, HDS issued the February 2013 Senior Unsecured Notes due 2020. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of the outstanding principal amount of April 2012 Senior Unsecured Notes at a price equal to the principal amount of the April 2012 Senior Unsecured Notes repurchased plus a make-whole premium (calculated pursuant to the formula set forth in the indenture governing the April 2012 Senior Unsecured Notes to a repurchase date of February 1, 2013). Also on February 1, 2013, the trustee for the April 2012 Senior Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes.

        On February 15, 2013, HDS modified the Term Loan Facility to lower the applicable borrowing margins and replace the hard call provision applicable to optional prepayment of term loans thereunder with a soft call option.

        On June 28, 2013, HDS amended its Senior ABL Facility to reduce the applicable margins, reduce the commitment fee, extend the maturity date, make certain changes to the borrowing base, and reduce the sublimit available for letters of credit.

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes at a redemption price equal to 103%.

        On February 6, 2014, HDS amended its Term Loan Facility to lower the applicable borrowing margins, extend the maturity date, add a soft call provision applicable to optional prepayment of term loans thereunder, and add a provision whereby HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the term loans.

        HDS's Senior Credit Facilities, First Priority Notes, Second Priority Notes, Senior Notes, Senior Subordinated Notes, and 2007 Senior Subordinated Notes are discussed in greater detail in "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Debt" within this annual report on Form 10-K.

Glossary of Certain Other Terms

ASC	Accounting Standards Codification
CTI	Creative Touch Interiors
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2011	Fiscal year ended January 29, 2012
Fiscal 2012	Fiscal year ended February 3, 2013
Fiscal 2013	Fiscal year ended February 2, 2014
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
HDPE	High-density polyethylene
Holdings	HD Supply Holdings, Inc.
Home Depot	The Home Depot, Inc.
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipes, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
Peachtree	Peachtree Business Products LLC
PIK	Paid-in-kind
PVC	Polyvinyl chlorides
RAMSCO	Rexford Albany Municipal Supply Company, Inc.
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
Vendor rebates	Vendors providing for inventory purchase rebates

Forward-looking statements and information

        This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seeks," "intends," "plans," "estimates," "anticipates" or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See "Risk Factors") and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

        You should read this annual report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this annual report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

ITEM 1.    BUSINESS

Our Company

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations ("MRO"); Infrastructure & Power; and Specialty Construction. These market sectors are large and fragmented, and we believe they present opportunities for significant growth. We aspire to be the "First Choice" of customers, associates, suppliers and the communities in which we operate. This aspiration drives our relentless focus and is reflected in the customer and market centricity, speed and precision, intense teamwork, process excellence and trusted relationships that define our culture. We believe this aspiration distinguishes us from other distributors and has created value for our shareholders, driven above-market growth and delivered attractive returns on invested capital.

        We serve our markets with an integrated go-to-market strategy. We operate through approximately 650 locations across 47 U.S. states and seven Canadian provinces. We have more than 15,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

        For the fiscal year ended February 2, 2014, or fiscal 2013, we:

  •
  generated $8.5 billion in Net sales, representing 6.8% growth over the fiscal year ended February 3, 2013, or fiscal 2012, or 8.9% excluding the 53rd week of fiscal 2012;

  •
  generated $764 million of Adjusted EBITDA, representing 11.5% growth over fiscal 2012, or 13.9% excluding the 53rd week of fiscal 2012;

  •
  incurred a Net loss of $218 million, representing an 81.5% improvement over fiscal 2012, and;

  •
  generated $99 million of Adjusted net income, representing an improvement of $228 million over fiscal 2012.

        For a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Adjusted net income, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income (Loss)."

        We believe our long-standing customer relationships and competitive advantage stem from our knowledgeable associates, extensive product and service offerings, national footprint, integrated best-in-class technology, broad purchasing scale and strategic supplier relationships. We believe that our comprehensive supply chain solutions improve the effectiveness and efficiency of our customers' businesses. Our value-add services include customer training, material and product fabrication, kitting, jobsite delivery, will call pick up options, as well as onsite managed inventory, online material management and emergency response capabilities. Furthermore, we believe our product application knowledge, comprehensive product assortment, and sourcing expertise allow our customers to perform reliably and give them the tools to enhance profitability. We reach our customers through a variety of sales channels, including professional outside and inside sales forces, call centers and branch supported direct marketing programs utilizing market-specific product catalogs, and business unit websites. Our distribution network allows us to provide rapid, reliable, on-time delivery and customer pickup throughout the U.S. and Canada. Additionally, we believe our highly integrated, best-in-class technology provides leading e-commerce and integrated workflow capabilities for our customers, while providing us unparalleled pricing, budgeting, reporting and analytical capabilities across our Company. We believe customers view us as an integral part of the value chain due to our extensive product knowledge, expansive product availability and the ability to directly integrate with their systems and workflows.

        Since 2007 we have undertaken significant operating and growth initiatives at all levels. We developed and are implementing a multi-year strategy to optimize our business mix. This strategy includes entering new markets and product lines, streamlining and upgrading our process and technology capabilities, acquiring new capabilities and selling non-core business units. At the same time, we attracted what we believe to be "best of the best" talent capitalizing on relevant experience, teamwork and change navigation. With this transformational execution behind us, we believe our Company is well-positioned to continue to grow in excess of the markets in which we operate.

        We operate our Company through four reportable segments: Facilities Maintenance, Waterworks, Power Solutions and White Cap.

        Facilities Maintenance.    Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. Our Facilities Maintenance business unit serves multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products. Facilities Maintenance operates a distribution center-based model that sells its products primarily through a professional sales force, print catalogs and e-commerce.

        Waterworks.    Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and waste-water industries for residential and non-residential uses. Our Waterworks business unit serves non-residential, residential, water systems, sewage systems and other markets. Products include pipes, fittings, valves, hydrants and meters for use in the construction, maintenance and repair of water and waste-water systems as well as fire-protection systems. Waterworks has complemented its core products through additional offerings, including smart meters (AMR/AMI), fusible piping solutions and specific engineered treatment plant products and services.

        Power Solutions.    Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries. Our Power Solutions business unit serves the utilities and electrical markets. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in non-residential and residential construction.

        White Cap.    White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

        Corporate & Other.    Corporate & Other is comprised of the following business units: Crown Bolt, CTI, Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders' hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Our Repair & Remodel business unit offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets, operating across seven provinces. Corporate & Other also includes costs related to our centralized support functions, which include finance, information technology, human resources, legal, supply chain and other support services and removes inter-segment transactions.

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations, Infrastructure & Power and Specialty Construction market sectors in the U.S. and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain.

Maintenance, Repair & Operations

        In the Maintenance, Repair & Operations market sector, our Facilities Maintenance, Crown Bolt and Repair & Remodel business units serve customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance and Crown Bolt are distribution center based models, while Repair & Remodel operates through retail outlets primarily serving cash and carry customers. We estimate that this market sector currently represents an addressable market in excess of $49 billion annually with demand driven primarily by ongoing maintenance requirements of a broad range of existing structures and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. In addition, we believe that our leadership position in this sector positions us to capitalize on improving business conditions across our addressable market. For example, we expect to benefit from the relative stability of demand for MRO materials during periods of lower vacancy rates within multifamily housing and higher occupancy rates within hospitality.

Infrastructure & Power

        In the Infrastructure & Power market sector, Waterworks and Power Solutions support both established infrastructure and new projects by meeting demand for critical supplies and services used to build and maintain water systems and electrical power generation, transmission and distribution infrastructure. We estimate that this market sector currently represents an addressable market in excess of $46 billion annually with demand in the U.S. driven primarily by an aging and overburdened national infrastructure, general population growth trends and the need for cost-effective energy distribution. The broad geographic presence of our business units, through a regionally organized branch distribution network, reduces our exposure to economic factors in any single region. We believe we have the potential to capitalize on a substantial backlog of deferred projects that will need to be addressed in the coming years as a result of our customers delaying much needed upgrades or repairs during the recent economic downturn as well as a recovery in the non-residential and residential construction markets.

Specialty Construction

        In the Specialty Construction market sector, White Cap and CTI serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market in excess of $20 billion annually with demand driven primarily by residential construction, non-residential construction, industrial and repair and remodeling construction spending. White Cap is our primary business unit serving this sector through the broad national presence of its regionally organized branch distribution network. CTI serves its market through a network of branches and design centers. We believe we are well-positioned to benefit from the recovery from historical lows within the non-residential and residential construction end-markets.

Our History

        In March 1997, Home Depot, the former parent of our operating subsidiaries, acquired Maintenance Warehouse / America Corp., a Texas corporation organized on January 26, 1985, and a leading direct marketer of MRO products to the hospitality and multifamily housing markets. Since 1997, our business has grown rapidly, primarily through the acquisition of more than 40 businesses.

        From fiscal 2000 to fiscal 2004, we extended our presence into new categories while growing existing businesses through 10 acquisitions. New businesses included plumbing and HVAC (through the acquisition of Apex Supply), flooring products and installation (Floors, Inc., Floorworks, Inc., Arvada Hardwood Floor Company) and specialty hardware, tools and materials for construction contractors (White Cap). Growth at existing businesses was driven organically and through "tuck-in" acquisitions, expanding our presence in the Maintenance, Repair & Operations market sector (N-E Thing Supply, Economy Maintenance Supply) and flooring and design services for professional homebuilders (Creative Touch Interiors).

        In fiscal 2005, we accelerated the pace of consolidation by acquiring 18 businesses, the largest of which was National Waterworks, a leading distributor of products used to build, repair and maintain water and wastewater transmission systems. In fiscal 2006, we transformed our business with the acquisition of Hughes Supply, which doubled our Net sales and further established our market leadership in a number of our largest business units, which we supplemented with 11 other strategic acquisitions.

        In 2007, investment funds associated with the Equity Sponsors formed Holdings and purchased HDS and the Canadian subsidiary CND Holdings, Inc. from Home Depot. In connection with the 2007 Acquisition, Home Depot obtained a 12.5% interest in the then outstanding common stock of Holdings.

        Since 2007, we have focused on extending our presence in key growth sectors and exiting less attractive sectors. In February 2008, we sold our Lumber and Building Materials operations to ProBuild Holdings. In June 2009, we purchased substantially all of the assets of ORCO Construction Supply, the second largest construction materials distributor in the U.S., through White Cap. In February 2011, we sold all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada. In May 2011, we purchased all of the assets of RAMSCO, expanding Waterworks in upstate New York. In September 2011, we sold our Plumbing/HVAC operations to Hajoca Corporation. In March 2012, we sold our IPVF business to Shale-Inland Holdings LLC. In June 2012, we acquired Peachtree, which specializes in customizable business and property marketing supplies, to enhance Facilities Maintenance. In December 2012, we purchased substantially all of the assets of Water Products, expanding the geographic footprint of Waterworks.

        On July 2, 2013, Holdings completed the offering of 61,170,212 shares of its common stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million.

        In January 2014, we approved the disposal of Litemor, a specialty lighting distributor within our HD Supply Canada business. For additional information on the discontinued operations, see Note 3, Discontinued Operations, within "Part II. Item 8. Financial Statements and Supplementary Data." Our remaining HD Supply Canada business, Brafasco, an industrial MRO distributor specializing in fasteners, power tools, and safety products throughout Canada, will be integrated with HD Supply White Cap.

Customers and Suppliers

        We maintain a customer base of approximately 500,000 customers, many of which represent long-term relationships. Home Depot is our largest customer, accounting for approximately 3.1% of fiscal 2013 Net sales. We are subject to very low customer concentration with no customer, other than Home Depot, representing more than 1.5% of fiscal 2013 Net sales, reducing our exposure to any single customer.

        We have developed relationships with approximately 15,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

        We operate in a highly fragmented industry and hold leading positions in multiple market sectors. Competition, including our competitors and specific competitive factors, varies for each market sector. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Rexel, Watsco, WESCO and Wolseley plc (Ferguson division).

        We believe the principal competitive factors for our market sectors include local selling capabilities, availability, breadth and cost of materials and supplies, technical knowledge and expertise, value-add service capabilities, customer and supplier relationships, reliability and accuracy of service, effective use of technology, delivery capabilities and timeliness, pricing of products, and the provision of credit. We believe that our competitive strengths and strategy allow us to compete effectively in our market sectors.

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

Products

Maintenance, Repair & Operations:

        Facilities Maintenance:    Electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

        Crown Bolt:    Fasteners, builders hardware, rope and chain, and plumbing accessories primarily consumed in home improvement, do-it-yourself projects and residential construction.

        Repair & Remodel:    Kitchen cabinets, windows, plumbing materials, masonry, electrical equipment, lumber, flooring and tools and tool rentals for small remodeling, home improvement and do-it-yourself residential projects.

Infrastructure & Power:

        Waterworks:    Water and wastewater transmission products including pipe (PVC, Ductile Iron, HDPE), fittings, valves, fire protection, metering systems, storm drain, hydrants, fusion machine rental, valve testing and repair.

        Power Solutions:    Pole line hardware, wire and cable, gear and controls, power equipment, fixtures and lighting, and meters.

Specialty Construction:

        White Cap:    Concrete accessories and chemicals, tools, engineered materials and fasteners, safety, erosion and waterproofing.

        CTI:    Flooring, cabinets, countertops and window coverings, along with comprehensive design center services, for the interior finish of non-residential, residential and senior living projects.

Intellectual property

        Our trademarks and those of our subsidiaries, certain of which are material to our business, are registered or otherwise legally protected in the United States, Canada and elsewhere. We, together with our subsidiaries, own approximately 150 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply (and design), USABluebook, Creative Touch Interiors and White Cap, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See "Risk Factors—If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted."

Employees

        In domestic and international operations, we had approximately 15,500 employees as of February 2, 2014, consisting of approximately 9,500 hourly personnel and approximately 6,000 salaried employees.

        As of February 2, 2014, less than one percent of our hourly workforce was covered by collective bargaining agreements.

Regulation

        Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. The transportation and disposal of many of our products are also subject to federal regulations. The DOT regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. See "Risk Factors—Risks Relating to Our Business—Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations."

Environmental, Health and Safety Matters

        We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our operations, and those of many of the companies we have acquired, to a limited extent involve and have involved the handling, transport and distribution of materials that are, or could be classified as, toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations, or we may be held responsible for such failures by companies we have acquired. In addition, contamination resulting from our current or past operations, and those of many of the companies we have acquired, may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.

Available Information

        We are subject to the reporting and information requirements of the Exchange Act and, as a result, we file periodic reports and other information with the SEC.

        The public may read and copy any such reports or other information that we file with the SEC. Such filings are available to the public over the internet at the SEC's website at http://www.sec.gov. The SEC's website is included in this annual report on Form 10-K as an inactive textual reference only. In addition, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to the public through the "Investor Relations" portion of the Company's website, www.hdsupply.com, as soon as reasonably practical after they are filed with the SEC. We include our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this report. You may also obtain a copy of any information that we file with the SEC at no cost by calling us, or writing to us, at the following address:

HD Supply
3100 Cumberland Boulevard, Suite 1480
Atlanta, Georgia 30339
Attn: General Counsel
(770) 852-9000

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We are subject to inherent risks of the maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets, including risks related to general economic conditions.

        Demand for our products and services depends to a significant degree on spending in our markets. The level of activity in our markets depends on a variety of factors that we cannot control.

        Historically, both new housing starts and residential remodeling have decreased in slow economic periods. In addition, residential construction activity can impact the level of non-residential construction activity. Other factors impacting the level of activity in the non-residential and residential construction markets include:

  •
  changes in interest rates;

  •
  unemployment rates;

  •
  high foreclosure rates and unsold/foreclosure inventory;

  •
  unsold new housing inventory;

  •
  availability of financing (including the impact of disruption in the mortgage markets);

  •
  adverse changes in industrial economic outlook;

  •
  a decrease in the affordability of homes;

  •
  vacancy rates;

  •
  capacity utilization;

  •
  capital spending;

  •
  commercial investment;

  •
  corporate profitability;

  •
  local, state and federal government regulation; and

  •
  shifts in populations away from the markets that we serve.

        Infrastructure spending depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with non-residential building, residential and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 15%, 13% and 10%, respectively, in Net sales for fiscal 2013.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates,

fluctuations in capital, credit and mortgage markets, and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies' underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and may continue to be, adversely impacted by the decline in the new residential construction market since its peak in 2005.

        Most of our business units are dependent to varying degrees upon the new residential construction market. The homebuilding industry has undergone a significant decline from its peak in 2005. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2013 increased 16% from 2012 levels, but remain 64% below their peak in 2005. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2008 to 2013, as compared to peak levels. In addition, the mortgage markets continue to experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans.

        We cannot predict the duration of the current housing industry market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the homebuilding industry will recover to historical levels, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the new residential construction market would have a significant adverse effect on our business, financial condition and operating results. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

The non-residential building construction market continues to experience a downturn which could materially and adversely affect our business, liquidity and results of operations.

        Many of our business units are dependent on the non-residential building construction market and the slowdown and volatility of the United States economy in general is having an adverse effect on our business units that serve this industry. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2013 was flat as compared to 2012 levels, but remains 32% lower than 2008 levels. From time to time, our business units that serve the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business units that serve the non-residential building construction market as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

        We cannot predict the duration of the current market conditions, or the timing or strength of any future recovery of non-residential building construction activity in our markets. Continued weakness in the non-residential building construction market would have a significant adverse effect on our business, financial condition and operating results. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

Residential renovation and improvement activity levels may not return to historic levels which may negatively impact our business, liquidity and results of operations.

        Certain of our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement business units, the recent economic decline adversely affected our home improvement business units as well. According to Moody's Economy.com, residential improvement project spending in the United States increased 3% in 2013, but remains 10% below its peak in 2006. Continued high unemployment levels, high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may continue to limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

        We cannot predict the timing or strength of a significant recovery in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

We may be unable to achieve or maintain profitability.

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal years 2013, 2012 and 2011 we had net losses of $218 million, $1,179 million, and $543 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

  •
  grow our revenue through organic growth or through acquisitions;

  •
  improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;

  •
  achieve improvements in purchasing or to maintain or increase our rebates from vendors through our vendor consolidation and/or low-cost country initiatives;

  •
  improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

  •
  maintain or reduce our overhead and support expenses as we grow;

  •
  effectively evaluate future inventory reserves;

  •
  collect monies owed from customers;

  •
  maintain relationships with our significant customers; and

  •
  integrate any businesses acquired.

        Any of these failures or delays may adversely affect our ability to increase our profitability.

We may be required to take impairment charges relating to our operations which could impact our future operating results.

        As of February 2, 2014, goodwill represented approximately 50% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2013, fiscal 2012 or fiscal 2011. However, during the fourth quarter of fiscal 2012, our Crown Bolt business reached an agreement to amend and extend its strategic purchase agreement with Home Depot. While the amendment extends the agreement five years through fiscal 2019, retaining Crown Bolt as the exclusive supplier of certain products to Home Depot, it eliminates the minimum purchase requirement and adjusted future pricing. These changes resulted in a reduction of expected future cash proceeds from Home Depot. We, therefore, considered this amendment a triggering event and, as such, we performed an additional goodwill impairment analysis for Crown Bolt. As a result of the analysis, we recorded a non-cash, pre-tax goodwill impairment charge of $150 million during the fourth quarter of fiscal 2012.

        We cannot accurately predict the amount and timing of any impairment of assets and we may be required to take additional goodwill or other asset impairment charges relating to certain of our reporting units and asset groups, if weakness in the non-residential and/or residential construction markets and/or the general U.S. economy continues. Similarly, certain company transactions, such as the amendment to the Crown Bolt strategic purchase agreement with Home Depot, could result in additional goodwill impairment charges being recorded. Any such non-cash charges would have an adverse effect on our financial results.

In view of the general economic downturn in the United States, we may be required to close under-performing locations.

        We may have to close under-performing branches from time to time as warranted by general economic conditions and/or weakness in the industries in which we operate. For example, during the economic downturn from 2007 through fiscal 2010, we closed branches and terminated employees as part of our restructuring plans during that timeframe. Any future facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a facility, we remain obligated under the applicable lease.

        Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 3 to 5 years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term. Over the course of the last three fiscal years, we closed or idled facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations.

The industries in which we operate are highly competitive and fragmented, and demand for our products and services could decrease if we are not able to compete effectively.

        The markets in which we operate are fragmented and highly competitive. Our competition includes other distributors and manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. To a limited extent, retailers of electrical fixtures and supplies, building materials, maintenance, repair and operations supplies and contractors' tools also compete with us. We also expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities. Competition varies depending on product line, customer classification and geographic area.

        We compete with many local, regional and, in several markets and product categories, other national distributors. Several of our competitors in one or more of our business units have substantially greater financial and other resources than us. No assurance can be given that we will be able to respond effectively to such competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect our business, financial condition and results of operations. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

        In addition, contracts with municipalities are often awarded and renewed through periodic competitive bidding. We may not be successful in obtaining or renewing these contracts, which could be harmful to our business and financial performance.

Our competitors continue to consolidate, which could cause markets to become more competitive and could negatively impact our business.

        Our competitors in the United States and Canada are consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply.

        There can be no assurance that we will be able to take advantage effectively of this trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in higher purchase price multiples. Furthermore, as our industrial and construction customers face increased foreign competition and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects in these markets.

The loss of any of our significant customers could adversely affect our financial condition.

        Our ten largest customers generated approximately 9% of our Net sales in fiscal 2013, and our largest customer, Home Depot, accounted for approximately 3% of our Net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

        In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer's decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could significantly affect our financial condition, operating results and cash flows. For example, during fiscal 2012 our Crown Bolt business agreed to an amendment of its strategic purchase agreement with Home Depot. While the amendment extended the agreement five years through fiscal 2019, it eliminated the minimum purchase requirement and adjusts future pricing. These changes resulted in a reduction of expected future cash proceeds from Home Depot. We, therefore, considered this amendment a triggering event and, as such, we performed an additional goodwill impairment analysis for Crown Bolt. As a result of the analysis, we recorded a non-cash, pre-tax goodwill impairment charge of $150 million during the fourth quarter of fiscal 2012.

        Generally, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

The majority of our Net sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our financial condition.

        The majority of our Net sales volume in fiscal 2013 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

        Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

We are subject to competitive pricing pressure from our customers.

        Certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The economic downturn has resulted in increased pricing pressures from our customers. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

Future strategic transactions could impact our reputation, business, financial position, results of operations and cash flows and we may not achieve the acquisition component of our growth strategy.

        We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to successfully implement strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

        In addition, although acquisitions may continue to be an important component of our growth strategy, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities, an increase in interest expense and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we overpay for acquisitions.

        Acquisitions involve a number of special risks, including:

  •
  problems implementing disclosure controls and procedures for the newly acquired business;

  •
  unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business;

  •
  potential adverse short-term effects on operating results through increased costs or otherwise;

  •
  diversion of management's attention and failure to recruit new, and retain existing, key personnel of the acquired business;

  •
  failure to successfully implement infrastructure, logistics and systems integration;

  •
  our business growth could outpace the capability of our systems; and

  •
  the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.

A range of factors may make our quarterly revenues and earnings variable.

        We have historically experienced, and in the future expect to continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (i) the cyclical nature of some of the markets in which we compete, including the non-residential and residential construction markets, (ii) general economic conditions in the various local markets in which we compete, (iii) the pricing policies of our competitors, (iv) the production schedules of our customers and (v) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the value of our securities.

The maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets are seasonal and cyclical.

        Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction and maintenance and repair activity in our first and fourth fiscal quarters. In contrast, our highest volume of Net sales historically has occurred in our second fiscal quarter. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our business may be adversely affected. In addition, most of our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. For example, White Cap sells products used primarily in the non-residential and residential construction industry. Generally, during the winter months, construction activity declines due to inclement weather and shorter daylight hours. As a result, operating results for the business units that experience such seasonality may vary significantly from period to period. We anticipate that fluctuations from period to period will continue in the future.

        Disruptions at distribution centers or shipping ports, due to events such as work stoppages, the flooding from Hurricane Sandy in 2012, as well as disruptions caused by tornadoes, blizzards and other storms from time to time, may affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

        In addition, infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Prices of the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of our products. We have a limited ability to control the timing and amount of changes to prices that we pay for our products. In addition, the supply of our products fluctuates based on available manufacturing capacity. A shortage of capacity, or excess capacity, in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

Fluctuating commodity prices may adversely impact our results of operations.

        The cost of steel, aluminum, copper, ductile iron, polyvinyl chlorides ("PVC") and other commodities used in the products we distribute can be volatile. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

If petroleum prices increase, our results of operations could be adversely affected.

        Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within several of our business units, we deliver a significant volume of products to our customers by truck. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.

Product shortages may impair our operating results.

        Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions could arise from shortages of raw materials (including petroleum products), labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our Net sales and profitability. A disruption in the timely availability of our products by our key suppliers would result in a decrease in our revenues and profitability, especially in our business units with supplier concentration, such as our Waterworks business. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would put pressure on our operating margins and have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access products that meet our standards for quality could be adversely affected.

        We buy our products and supplies from suppliers located throughout the world. These suppliers manufacture and source products from the United States and abroad. Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers' control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers' ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

        In addition, since some of the products that we distribute are produced in foreign countries, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as political instability, the financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost may disrupt these supply chains and our ability to access products and supplies. For example, if the government of China were to reduce or withdraw the tax benefits they provide our Chinese suppliers, the cost of some of our products may increase and our margins could be reduced. We expect more of our products will be imported in the future, which will further increase these risks. If we increase the percentage of our products that are sourced from lower-cost countries, these risks will be amplified. Moreover, these risks will be amplified by our ongoing efforts to consolidate our supplier base across our business units. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our Net sales and profitability.

We have substantial fixed costs and, as a result, our operating income is sensitive to changes in our Net sales.

        A significant portion of our expenses are fixed costs (including personnel), which do not fluctuate with Net sales. Consequently, a percentage decline in our Net sales could have a greater percentage effect on our operating income if we do not act to reduce personnel or take other cost reduction actions. Any decline in our Net sales would cause our profitability to be adversely affected. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Our failure to rationalize our fixed assets in the time, and within the costs, we expect could have an adverse effect on our results of operations and financial condition.

A change in our product mix could adversely affect our results of operations.

        Our results may be affected by a change in our product mix. Our outlook, budgeting and strategic planning assume a certain product mix of sales. If actual results vary from this projected product mix of sales, our financial results could be negatively impacted.

The impairment or failure of financial institutions may adversely affect us.

        We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. While we have not realized any significant losses to date, the bankruptcy, receivership, default or similar event involving one of our financial institution counterparties could have a material adverse impact on our access to funding or our ability to meet our financing agreement obligations.

The development of alternatives to distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

        Our customers could begin purchasing more of their product needs directly from manufacturers, which would result in decreases in our Net sales and earnings. Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our customers, which also would negatively impact our business. For example, multiple municipalities may outsource their entire waterworks systems to a single company, thereby increasing such company's leverage in the marketplace and its ability to buy directly from suppliers, which may have a material adverse effect on our operating results.

        In addition to these factors, our customers may elect to establish their own building products manufacturing and distribution facilities, or give advantages to manufacturing or distribution intermediaries in which they have an economic stake. These changes in the supply chain could adversely affect our financial condition, operating results and cash flows.

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.

        Our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

Anti-terrorism measures and other disruptions to the transportation network could impact our distribution system and our operations.

        Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the United States and abroad. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so.

Interruptions in the proper functioning of IT systems could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

        Because we use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, IT systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our business units would be adversely affected.

        Third-party service providers are responsible for managing a significant portion of our information systems. Our business and results of operations may be adversely affected if the third-party service provider does not perform satisfactorily.

The implementation of our technology initiatives could disrupt our operations in the near term, and our technology initiatives might not provide the anticipated benefits or might fail.

        We have made, and will continue to make, significant technology investments in each of our business units and in our administrative functions. Our technology initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers a better experience, while improving the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether.

We may experience a failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result cyber attacks or information security breaches.

        Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

The interests of the Equity Sponsors may differ from the interests of other holders of our securities.

        As a result of the 2007 Transactions, the Equity Sponsors and their affiliates own most of the outstanding capital stock of Holdings. Holdings entered into a stockholders agreement with its stockholders in connection with the closing of the Transactions which contains, among other things, provisions relating to Holdings' governance, transfer restrictions, tag-along rights, drag-along rights, preemptive rights and certain unanimous approval rights. This stockholders agreement provides that the Equity Sponsors are entitled to elect (or cause to be elected) nine out of ten of Holdings' directors, which includes three designees of each Equity Sponsor. One of the directors designated by the Equity Sponsor associated with CD&R shall serve as the chairman. The interests of the Equity Sponsors may differ from our interest and from those of other holders of our outstanding securities in material respects. For example, the Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to other holders of our outstanding securities. The Equity Sponsors are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Equity Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Equity Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Equity Sponsors at a time when such disposition could be detrimental to the other holders of our outstanding securities. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our outstanding notes. In that situation, for example, the holders of our outstanding notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Equity Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in us at any time. Moreover, the Equity Sponsors' majority ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

        Our operations are principally affected by various statutes, regulations and laws in the 47 U.S. states and seven Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

        We deliver products to many of our customers through our own fleet of vehicles. The U.S. Department of Transportation (the "DOT") regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our Selling, general and administrative expenses and reduce our Net income (loss).

        We cannot predict whether future developments in law and regulations concerning our business units will affect our business, financial condition and results of operations in a negative manner. Similarly, we cannot assess whether our business units will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect our business, financial condition or results of operations.

We will need to begin disclosing our use of 'conflict minerals' in certain of the products we distribute, which will impose costs on us and could raise reputational and other risks.

        The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements require due diligence efforts in fiscal year 2013 and thereafter, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a distributor.

The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.

        We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute and install. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. We are currently involved in construction defect and product liability claims relating to our various construction trades and the products we distribute and manufacture and relating to products we have installed. In certain situations, we have undertaken to voluntarily remediate any defects, which can be a costly measure. We also operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents.

        While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we seek indemnification against potential liability for products liability claims from relevant parties, including but not limited to manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification agreements. Moreover, as we increase the number of private label products we distribute, our exposure to potential liability for products liability claims may increase. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our proprietary brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our Company.

        From time to time, we are also involved in government inquiries and investigations, as well as class action, consumer, employment, tort proceedings and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters. The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

        We provide workers' compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we provide medical coverage to some of our employees through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our results of operations and financial condition may be adversely affected if the number and severity of insurance claims increases.

We may see increased costs arising from health care reform.

        In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations, financial position and cash flows could be materially adversely affected.

Our success depends upon our ability to attract, train and retain highly qualified associates and key personnel.

        To be successful, we must attract, train and retain a large number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. We compete with other businesses for these associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified associates in the future, including, in particular, those employed by companies we acquire. A very small proportion of our employees are currently covered by collective bargaining or other similar labor agreements. Historically, the effects of collective bargaining and other similar labor agreements on us have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, the effect on us may be negative. Any inability by us to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

        In addition, our business results depend largely upon our chief executive officer and senior management team as well as our branch managers and sales personnel and their experience, knowledge of local market dynamics and specifications and long-standing customer relationships. We customarily sign employment letters providing for an agreement not to compete with key personnel of companies we acquire in order to maintain key customer relationships and manage the transition of the acquired business. Our inability to retain or hire qualified branch managers or sales personnel at economically reasonable compensation levels would restrict our ability to grow our business, limit our ability to continue to successfully operate our business and result in lower operating results and profitability.

Fluctuations in foreign currency exchange rates may significantly reduce our revenues and profitability.

        As an industrial distributor of manufactured products, our profitability is tied to the prices we pay to the manufacturers from which we purchase our products. Some of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies increases the prices we pay for these products. Even short-term currency fluctuations could adversely impact revenues and profitability if we are unable to pass higher supply costs on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.

        Our ability to compete effectively depends, in part, upon our ability to protect and preserve proprietary aspects of our intellectual property, including our trademarks and customer lists. The use of our intellectual property or similar intellectual property by others could adversely impact our ability to compete, cause us to lose Net sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

        Also, we cannot be certain that the products that we sell do not and will not infringe issued patents or other intellectual property rights of others. Further, we are subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our customers in connection with their use of the products that we distribute. Should we be found liable for infringement, we (or our suppliers) may be required to enter into licensing agreements (if available on acceptable terms or at all) or pay damages and cease making or selling certain products. Moreover, we may need to redesign or sell different products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs, prevent us from selling our products or negatively impact our ability to compete.

Income tax payments may ultimately differ from amounts currently recorded by us. Future tax law changes may materially increase our prospective income tax expense.

        We are subject to income taxation in many jurisdictions in the U.S. as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective.

        We carried back tax net operating losses ("NOL") from our tax years ended on February 3, 2008 and February 1, 2009 to tax years during which we were a member of Home Depot's U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the Internal Revenue Service ("IRS") in the amount of approximately $354 million. Under an agreement (the "Tax Cooperation Agreement") between HD Supply and Home Depot, Home Depot paid to us the refund proceeds resulting from the NOL carrybacks. In connection with an audit of our U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by us. In May 2012, the IRS issued a formal Revenue Agent's Report ("RAR") challenging approximately $299 million (excluding interest) of the cash refunds resulting from our NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from our carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million. As of February 2, 2014, we estimate the interest to which the IRS would be entitled, if successful in all claims, to be approximately $20 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of the Tax Cooperation Agreement, we would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to us in the form of increases in our deferred tax assets by approximately $63 million before any valuation allowance. We believe that our positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, we have challenged the proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS. During the administrative appeal period and as allowed under statute, we intend to vigorously defend our positions rather than pay any amount related to the proposed adjustments. In the event of an unfavorable outcome at the Office of Appeals, we will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If we are ultimately required to pay a significant amount related to the proposed adjustments to Home Depot pursuant to the terms of the Tax Cooperation Agreement (or to the IRS), our cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

Our NOL carryforwards could be limited if we experience an ownership change as defined in the Internal Revenue Code.

        As of February 2, 2014, we have U.S. federal NOL carryforwards of $2.31 billion ($810 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2029. We also have significant state NOL carryforwards, which expire in various years through fiscal 2034. Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by certain stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently estimated and have a negative effect on our future results of operations and financial position.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which may impact our ability to compete.

        Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers' needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete. Furthermore, the success of new products and new product lines will depend on market demand and there is a risk that new products and new product lines will not deliver expected results, which could negatively impact our future sales and results of operations. Our expansion into new markets may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.

We could incur significant costs in complying with environmental, health and safety laws or permits or as a result of satisfying any liability or obligation imposed under such laws or permits.

        Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes, protect the health and safety of our employees and the end users of our products, regulate the materials used in and the recycling of products and impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances. Violations of these laws and regulations or non-compliance with any conditions contained in any environmental permit can result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations and/or facility shutdowns. We could be held liable for the costs to address contamination of any real property we have ever owned, operated or used as a disposal site. We could also incur fines, penalties, sanctions or be subject to third-party claims for property damage, personal injury or nuisance or otherwise as a result of violations of or liabilities under environmental laws in connection with releases of hazardous or other materials. In addition, changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities or the imposition of new permit requirements, may lead to additional compliance or other costs that could have material adverse effect on our business, financial condition or results of operations. See Part I, Item 3. "Legal Proceedings" Of this annual report on Form 10-K.

We may be affected by global climate change or by legal, regulatory or market responses to such potential change.

        Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation is possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our internal fleet of trucks and other vehicles prematurely. In addition, new laws or future regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. Notwithstanding our dedication to being a responsible corporate citizen, it is reasonably possible that such legislation or regulation could impose material costs on us. Moreover, even without such legislation or regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies involved in the transportation of goods could harm our reputation and reduce customer demand for our products and services.

Our failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial position and results of operations.

        We are required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade our systems, including information technology, and we have implemented additional financial and management controls, reporting systems and procedures. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our disclosure controls and internal controls will become more complex, and we may require significantly more resources to ensure that these controls remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, additional management and other resources of our Company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

Future changes in financial accounting standards may significantly change our reported results of operations.

        GAAP is subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

        Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems to implement these changes that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.

        In an exposure draft issued in August 2010 and revised in May 2013, the FASB, together with the International Accounting Standards Board ("IASB"), proposed a comprehensive set of changes in accounting for leases. The lease accounting model contemplated by these changes is a "right of use" model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations. We conduct operations primarily under leases that are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. The effective date has not been determined. After receiving feedback on the leases project through outreach activities, roundtable meetings, and comment letters, the FASB and IASB have begun redeliberations on the proposals included in the May 2013 exposure draft. Changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Fulfilling the obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations.

        Holdings completed its initial public offering in fiscal 2013. As such, Holdings is now subject to the reporting and corporate governance requirements, stock exchange listing standards and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which imposes certain compliance costs and obligations upon us. The changes necessitated by publicly listing Holding's equity requires a significant commitment of additional resources and management oversight which increases our operating costs. These requirements also place significant demands on our finance and accounting and legal staffs and on our financial accounting and information systems. Other expenses associated with our becoming a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

        In addition, beginning with the year ending February 1, 2015 our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. If our independent registered public accounting firm is unable to provide an unqualified report regarding the effectiveness of our internal controls over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities.

Risks Relating to Our Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

        As of February 2, 2014, we had an aggregate principal amount of $5,544 million of outstanding debt, net of unamortized discounts of $19 million and including unamortized premium of $18 million. In fiscal 2013 we incurred $528 million of interest expense.

        The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

  •
  a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

  •
  our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and other purposes may be impaired in the future;

  •
  we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest;

  •
  we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

  •
  our ability to refinance indebtedness may be limited or the associated costs may increase;

  •
  our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

  •
  it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

  •
  we may be more vulnerable to general adverse economic and industry conditions; and

  •
  our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

        If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or refinance our debt. We cannot make assurances that we will be able to refinance our debt on terms acceptable to us, or at all. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

        We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt facilities and the indentures governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, our Senior ABL Facility provides a commitment of up to $1.5 billion subject to a borrowing base. As of February 2, 2014, we are able to borrow an additional $938 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—External Financing."

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

        Our Senior ABL Facility and our Senior Term Facility (together, the "Senior Credit Facilities") contain covenants that, among other things, restrict or limit our subsidiaries' ability to:

  •
  dispose of assets;

  •
  incur additional indebtedness (including guarantees of additional indebtedness);

  •
  prepay or amend our various debt instruments;

  •
  pay dividends and make certain payments;

  •
  create liens on assets;

  •
  engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets;

  •
  engage in certain transactions with affiliates; and

  •
  permit consensual restrictions on our subsidiaries' ability to pay dividends.

        The indentures governing our outstanding notes contain restrictive covenants that, among other things, limit the ability of our subsidiaries to:

  •
  incur additional debt;

  •
  pay dividends, redeem stock or make other distributions;

  •
  make certain investments;

  •
  create liens;

  •
  transfer or sell assets;

  •
  merge or consolidate with other companies; and

  •
  enter into certain transactions with our affiliates.

        Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the indentures governing our outstanding notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or the indentures governing our outstanding notes that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Senior Credit Facilities, could proceed against the collateral securing the secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        Although we believe that our current cash position and the additional committed funding available under our Senior ABL Facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions, and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $13 million based on balances as of February 2, 2014 and excluding the effect of the interest rate floor on our Senior Term Facility. Assuming all revolving loans were fully drawn, each one percentage point increase in interest rates would result in a $25 million increase in annual cash interest expense on our Senior Credit Facilities, excluding the effect of the interest rate floor on our Senior Term Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

We may not be able to repurchase our existing notes upon a change of control.

        Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes, including our First Priority Notes (as defined below), Second Priority Notes, October 2012 Senior Notes and February 2013 Senior Unsecured Notes, until such notes are redeemed in full. Additionally, under the Senior Term Facility and the Senior ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the respective agreements and terminate their commitments to lend. We may not be able to satisfy the obligations upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. Consequently, we may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase our existing notes may be limited by law. In order to avoid the obligations to repurchase our existing notes and events of default and potential breaches of the credit agreement governing the Senior Term Facility, and the credit agreement governing the Senior ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

Risks Relating to Our Common Stock

Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

        Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, our credit facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

The market price of our common stock may be volatile and could decline in the future.

        We cannot assure you that an active public market for our common stock will be sustained. In the absence of a public trading market, you may not be able to liquidate your investment in our common stock. In addition, the market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

  •
  industry or general market conditions;

  •
  domestic and international economic factors unrelated to our performance;

  •
  changes in our customers' preferences;

  •
  new regulatory pronouncements and changes in regulatory guidelines;

  •
  actual or anticipated fluctuations in our quarterly operating results;

  •
  changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

  •
  action by institutional stockholders or other large stockholders (including the Equity Sponsors), including future sales;

  •
  speculation in the press or investment community;

  •
  investor perception of us and our industry;

  •
  changes in market valuations or earnings of similar companies;

  •
  announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

  •
  developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

  •
  failure to complete significant sales;

  •
  any future sales of our common stock or other securities; and

  •
  additions or departures of key personnel.

        In particular, we cannot assure you that you will be able to resell your shares of our common stock at or above the price you paid for them. The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of February 2, 2014, we have 192,392,141 outstanding shares of common stock, a large portion of which are freely tradeable without restriction under the Securities Act unless held by "affiliates", as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of February 2, 2014 are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act. In connection with our initial public offering, we filed registration statements under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of February 2, 2014, there were stock options outstanding to purchase a total of approximately 15 million shares of our common stock. In addition, 14.5 million shares of common stock are reserved for issuance under our omnibus incentive plan and our employee stock purchase plan.

        In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

A few significant stockholders control the direction of our business. If the ownership of our common stock continues to be highly concentrated, it could prevent you and other stockholders from influencing significant corporate decisions.

        As of February 2, 2014, CD&R, Carlyle and Bain each beneficially own approximately 19% of the outstanding shares of our common stock. As a result, the Equity Sponsors exercise significant influence over all matters requiring stockholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock.

        We entered into a stockholders agreement with certain of our stockholders, including the Equity Sponsors and Home Depot, which contains, among other things, provisions relating to our governance and certain unanimous approval rights. This stockholders agreement provides that the Equity Sponsors are currently entitled to elect (or cause to be elected) nine out of ten of HD Supply's directors, which includes three designees of each Equity Sponsor. One of the directors designated by the Equity Sponsor associated with CD&R shall serve as the chairman.

        The interests of our existing stockholders, including our Equity Sponsors, may conflict with the interests of our other stockholders. Our Board of Directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director's interests and our interests. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of HD Supply and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics will not, by themselves, prohibit transactions with our principal stockholders.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

        We are subject to reporting and corporate governance requirements, the listing standards of NASDAQ and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which impose certain compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight which increases our operating costs. These requirements place significant demands on our finance, accounting, internal audit and legal staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

        In addition, beginning with the year ending February 1, 2015 our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. If our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

        Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

  •
  establish a classified Board of Directors, as a result of which our board is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

  •
  limit the ability of stockholders to remove directors if the Sponsors collectively cease to own more than 50% of our voting common stock;

  •
  provide that vacancies on the Board of Directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

  •
  prohibit stockholders from calling special meetings of stockholders if the Sponsors collectively cease to own more than 50% of our voting common stock;

  •
  prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders if the Sponsors collectively cease to own more than 50% of our voting common stock;

  •
  establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
  require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the by-laws and certain provisions of the certificate of incorporation if the Sponsors collectively cease to own more than 50% of our common stock.

        These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

        Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

        We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

        Our Equity Sponsors and Home Depot, collectively, hold more than 50% of our common stock and, as such, we qualify as a "controlled company" within the meaning of the corporate governance rules of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors consist of independent directors;

  •
  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

        Accordingly, we are currently relying on exemptions from certain corporate governance requirements. As a result, we do not currently have a majority of independent directors, our compensation committee and nominating and corporate governance committee do not consist entirely of independent directors and the board committees are not required to perform annual performance evaluations. Additionally, we were only required to have one independent audit committee member at the time of listing of our common stock on NASDAQ, a majority of independent audit committee members within 90 days from the date of listing and all independent audit committee members within one year from the date of listing. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

        In addition, we are a party to a stockholders agreement pursuant to which the Equity Sponsors currently have the ability to cause the election of a majority of our Board. Under the terms of the amended and restated stockholders agreement, the affiliates of the Equity Sponsors who are stockholders of HD Supply are entitled to elect (or cause to be elected) nine out of ten of our directors, which will include three designees of each Equity Sponsor. The tenth director is our Chief Executive Officer. The Equity Sponsors, through their stockholder affiliates, have control over matters requiring stockholder approval and our business. The concentrated holdings of funds affiliated with the Equity Sponsors, certain provisions of the amended and restated stockholders agreement and the majority of the board being comprised of designees of the Equity Sponsors may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of the Equity Sponsors may not always coincide with the interests of the other holders of our common stock. The Equity Sponsors are in the business of making investments in companies, and may from time to time in the future acquire controlling interests in businesses that complement or directly or indirectly compete with certain portions of our business. If the Equity Sponsors pursue such acquisitions in our industry, those acquisition opportunities may not be available to us.

ITEM 2.    PROPERTIES

Properties

        As of February 2, 2014, we had a network of approximately 650 locations, of which approximately 50 were owned and 600 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 18 million square feet while our owned locations comprise approximately 1 million square feet. Our leases typically have an initial term that ranges from 3 to 5 years, and the leases usually provide for the option to renew. We currently lease approximately 55,000 and 145,000 square feet of office space in Atlanta, Georgia and Orlando, Florida, respectively, for our corporate headquarters. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3.    LEGAL PROCEEDINGS

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). At February 2, 2014, there were approximately 70 holders of record of Holdings' common stock. No dividends were declared during fiscal 2013 or fiscal 2012. Holdings' common stock began trading on June 27, 2013.

Holdings common stock market prices*:

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	—	$22.57	$24.75	$24.53
Low	—	$18.66	$19.84	$19.70

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2013 months, commencing June 27, 2013, Holdings' initial day of trading. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on June 27, 2013 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal month-end amounts based on the last trading day in each fiscal month.

Issuer Purchases of Equity Securities

        During the fourth quarter of fiscal 2013, we did not purchase any of our equity securities. On February 21, 2014, Holdings' Board of Directors authorized the utilization of cash received from option exercises to repurchase Holdings' common stock. The timing and amount of share repurchases are subject to management evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of Holdings' common stock.

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on February 2, 2014, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

        During the fourth quarter of fiscal 2013, HD Supply approved the disposal of Litemor, a specialty lighting division of HD Supply Canada. In fiscal 2012, HD Supply disposed of its IPVF business. During fiscal 2011, HD Supply disposed of its Plumbing/HVAC and SESCO/QUESCO operations. In accordance with ASC 205-20, Discontinued Operations, the results of the Litemor, IPVF, Plumbing/HVAC and SESCO/QUESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 3, Discontinued Operations, within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal year ended
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$8,487	$7,943	$6,933	$6,359	$6,231
Cost of sales	6,015	5,644	4,942	4,540	4,483

Gross profit	2,472	2,299	1,991	1,819	1,748
Operating expenses:
Selling, general and administrative	1,733	1,637	1,510	1,435	1,435
Depreciation and amortization	242	336	326	340	358
Restructuring	9	—	—	8	21
Goodwill and other intangible asset impairment	—	152	—	—	219

Total operating expenses	1,984	2,125	1,836	1,783	2,033
Operating income (loss)	488	174	155	36	(285)
Interest expense	528	658	639	623	602
Interest (income)	—	—	—	—	—
Loss (gain) on extinguishment & modification of debt	87	709	—	5	(200)
Other (income) expense, net	20	—	(1)	(6)	(8)

Income (loss) from continuing operations before provision for income taxes and discontinued operations	(147)	(1,193)	(483)	(586)	(679)
Provision (benefit) for income taxes	62	4	79	28	(198)

Income (loss) from continuing operations	(209)	(1,197)	(562)	(614)	(481)
Income (loss) from discontinued operations, net of tax	(9)	18	19	(5)	(33)

Net income (loss)	$(218)	$(1,179)	$(543)	$(619)	$(514)

Weighted Average Common Shares Outstanding(1):
Basic and Diluted (thousands)	166,905	130,561	130,557	130,522	130,485
Basic and Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$(1.25)	$(9.17)	$(4.30)	$(4.70)	$(3.69)
Income (loss) from discontinued operations	(0.05)	0.14	0.15	(0.04)	(0.25)

Net income (loss)	$(1.31)	$(9.03)	$(4.16)	$(4.74)	$(3.94)

Balance sheet data (end of period):
Cash and cash equivalents(2)	$115	$141	$111	$292	$539
Total assets	6,324	7,334	6,738	7,089	7,845
Total debt(3)	5,544	7,329	5,462	5,249	5,775
Total stockholders' equity (deficit)	(764)	(1,591)	(428)	96	688
Other financial data (unaudited):
Working capital (unaudited)(4)	$1,210	$1,120	$1,012	$1,176	$1,925
Adjusted EBITDA(5)	764	685	508	410	342
Adjusted net income (loss)(5)	99	(129)	(244)	(333)	(403)
Capital expenditures	131	115	115	49	58
Depreciation & amortization(6)	245	339	328	343	364
Amortization of acquisition-related intangibles (other than software)	135	243	244	244	243
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$(367)	$(681)	$(165)	$551	$69
Cash flows provided by (used in) investing activities, net	820	(800)	(6)	(45)	(41)
Cash flows provided by (used in) financing activities, net	(474)	1,511	(10)	(755)	(263)

(1)
Weighted average shares and earnings per share are for Holdings.

(2)
Cash and cash equivalents as of February 3, 2013 excludes $936 million of cash equivalents that were restricted for the redemption of debt.

(3)
Total debt includes current and non-current installments of long-term debt and capital leases and associated discounts and premiums. As of February 3, 2013, debt includes $889 million of 2007 Senior Subordinated Notes that we committed to redeem and did redeem on February 8, 2013.

(4)
We define working capital as current assets (including cash) minus current liabilities, which include the current portion of long-term debt and accrued interest thereon.

(5)
Adjusted EBITDA and Adjusted net income (loss) are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance. For additional detail, including a reconciliation from net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Adjusted net income (loss) for the periods presented, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income (Loss)."

(6)
Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is combined for two registrants: HD Supply Holdings, Inc. and HD Supply, Inc. Unless the context indicates otherwise, any reference in this discussion and analysis to "Holdings" refers to HD Supply Holdings, Inc., any reference to "HDS" refers to HD Supply, Inc., the indirect wholly-owned subsidiary of Holdings, and any references to "HD Supply," the "Company," "we," "us" and "our" refer to Holdings together with its direct and indirect subsidiaries, including HDS.

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 650 locations across 47 U.S. states and 7 Canadian provinces. We have more than 15,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

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

        In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors ("CTI"), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders' hardware, rope and chain and plumbing accessories, primarily serving The Home Depot, Inc. ("Home Depot") and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets operating across seven Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Acquisitions

        We enter into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification ("ASC") 805, Business Combinations, the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

        On December 3, 2012, we purchased substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP (collectively "Water Products") for approximately $48 million, net of fiscal 2013 settlements. These businesses distribute water, sewer, gas and related products, such as pipes, valves, fittings, hydrants, pumps and meters, and offer maintenance products and repair services primarily to municipalities and contractors. The businesses are operated as part of the Waterworks segment.

        On June 29, 2012, we purchased Peachtree Business Products LLC ("Peachtree") for approximately $196 million. Headquartered in Marietta, Georgia, Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of the Facilities Maintenance segment.

        On May 2, 2011, we purchased substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. ("RAMSCO") for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the Waterworks segment.

Discontinued operations

        In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within our HD Supply Canada business. The Company expects to record a loss on disposal of approximately $10 million to $25 million in fiscal 2014, which includes cash and non-cash charges.

        On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings ("IPVF") business to Shale-Inland Holdings, LLC. The Company received cash proceeds of approximately $477 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $12 million pre-tax gain in fiscal 2012.

        On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011. During fiscal 2012, the Company paid an additional $1 million in transaction costs and received $4 million from escrow. During fiscal 2013, the Company received the remaining $4 million from escrow.

        On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in fiscal 2011. During fiscal 2012, the Company received $1 million from escrow.

        In accordance with ASC 205-20, Discontinued Operations, the results of the Litemor, IPVF, SESCO/QUESCO, and Plumbing/HVAC operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see "Note 3, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending February 2, 2014 ("fiscal 2013") included 52 weeks, fiscal year ended February 3, 2013 ("fiscal 2012") included 53 weeks, and fiscal year ended January 29, 2012 ("fiscal 2011") included 52 weeks.

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

Operating expenses

        Operating expenses are primarily comprised of selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization, restructuring charges, and goodwill and other intangible asset impairments.

Adjusted EBITDA and Adjusted net income (loss)

        We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance. We believe the presentation of Adjusted EBITDA enhances investors' overall understanding of the financial performance of our business. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to Net income (loss) as a measure of operating performance. We believe Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. In addition, we present Adjusted net income (loss) to measure our overall profitability as we believe it is an important measure of our performance. Adjusted net income (loss) is not a recognized term under GAAP and does not purport to be an alternative to Net income (loss) as a measure of operating performance. Adjusted net income (loss) is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, further adjusted for certain non-cash, non-recurring or unusual items, net of tax. We further believe that Adjusted EBITDA and Adjusted net income (loss) are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted net income (loss) measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income (loss) may not be comparable to other similarly titled measures of other companies.

        Adjusted EBITDA is based on "Consolidated EBITDA," a measure which is defined in HDS's Senior Term Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Term Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Senior Term Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in "Item 7. Management's Discussion and Analysis of Financial Conditiona and Results of Operations—Liquidity and Capital Resources—External Financing."

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

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

	Fiscal year ended
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
Net income (loss)	$(218)	$(1,179)	$(543)	$(619)	$(514)
Less income (loss) from discontinued operations, net of tax	(9)	18	19	(5)	(33)

Income (loss) from continuing operations	(209)	(1,197)	(562)	(614)	(481)

Interest expense, net	528	658	639	623	602
Provision (benefit) for income taxes	62	4	79	28	(198)
Depreciation and amortization(i)	245	339	328	343	364
Loss (gain) on extinguishment & modification of debt(ii)	87	709	—	5	(200)
Goodwill & other intangible asset impairment(iii)	—	152	—	—	219
Restructuring charges(iv)	12	—	—	8	21
Stock-based compensation	16	16	20	17	18
Management fee & related expenses paid to Equity Sponsors(v)	2	5	5	5	5
Costs related to initial public offering(vi)	20	—	—	—	—
Other(vii)	1	(1)	(1)	(5)	(8)

Adjusted EBITDA	$764	$685	$508	$410	$342

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

(iii)
Represents the non-cash impairment charge of goodwill and an intangible asset recognized during fiscal 2012 and fiscal 2009 in accordance with Accounting Standards Codification 350, Intangibles—Goodwill and Other.

(iv)
Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. In addition, the fiscal 2013 charges include $3 million of inventory liquidation charges recorded within Cost of sales in the Consolidated Statement of Operations.

(v)
The Company entered into consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses. These consulting agreements were terminated in conjunction with Holdings' initial public offering in the second quarter of fiscal 2013.

(vi)
Represents the costs expensed in connection with Holdings' initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

(vii)
Represents the gains and losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting and other non-operating income and expense, net.

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented:

	Fiscal year ended
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
Net income (loss)	$(218)	$(1,179)	$(543)	$(619)	$(514)
Less income (loss) from discontinued operations, net of tax	(9)	18	19	(5)	(33)

Income (loss) from continuing operations	(209)	(1,197)	(562)	(614)	(481)

Plus: Provision (benefit) for income taxes	62	4	79	28	(198)
Less: Cash income taxes	(8)	(1)	(5)	(4)	(7)
Plus: Amortization of acquisition-related intangible assets (other than software)	135	243	244	244	243
Plus: Loss (gain) on extinguishment & modification of debt(i)	87	709	—	5	(200)
Goodwill & other intangible asset impairment(ii)	—	113	—	—	219
Restructuring charges(iii)	12	—	—	8	21
Costs related to initial public offering(iv)	20	—	—	—	—

Adjusted Net Income (Loss)	$99	$(129)	$(244)	$(333)	$(403)

(i)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

(ii)
Represents the non-cash impairment charge of goodwill and an intangible asset recognized during fiscal 2012 and fiscal 2009 in accordance with Accounting Standards Codification 350, Intangibles—Goodwill and Other.

(iii)
Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. In addition, the fiscal 2013 charges include $3 million of inventory liquidation charges recorded within Cost of sales in the Consolidated Statement of Operations.

(iv)
Represents the costs expensed in connection with Holdings' initial public offering, including approximately $18 million paid to the Equity Sponsors for termination of the consulting agreements.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2013 vs. 2012	2012 vs. 2011
Dollars in millions	2013	2012	2011
Net sales	$8,487	$7,943	$6,933	6.8	14.6
Gross profit	2,472	2,299	1,991	7.5	15.5
Operating expenses:
Selling, general & administrative	1,733	1,637	1,510	5.9	8.4
Depreciation & amortization	242	336	326	(28.0)	3.1
Restructuring	9	—	—	*	—
Goodwill & other intangible asset impairment(a)	—	152	—	*		*

Total operating expenses	1,984	2,125	1,836	(6.6)	15.7
Operating income (loss)	488	174	155	*	12.3
Interest expense	528	658	639	(19.8)	3.0
Loss on extinguishment & modification of debt	87	709	—	(87.7)		*
Other (income) expense, net	20	—	(1)	*		*

Income (loss) from continuing operations before provision (benefit) for income taxes	(147)	(1,193)	(483)	(87.7)		*
Provision (benefit) for income taxes	62	4	79	*	(95.0)

Income (loss) from continuing operations	(209)	(1,197)	(562)	(82.5)		*
Income (loss) from discontinued operations, net of tax	(9)	18	19	*	(5.3)

Net Income (Loss)	$(218)	$(1,179)	$(543)	(81.5)		*

Non-GAAP Financial Data:
Adjusted EBITDA	$764	$685	$508	11.5	34.8
Adjusted net income (loss)	$99	$(129)	$(244)	*	(47.1)

*
not meaningful;

(a)
See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5, Goodwill and Intangible Assets."

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	29.1	28.9	28.7	20	20
Operating expenses:
Selling, general & administrative	20.4	20.6	21.8	(20)	(120)
Depreciation & amortization	2.9	4.2	4.7	(130)	(50)
Restructuring	0.1	—	—	10	—
Goodwill & other intangible asset impairment(a)	—	1.9	—	(190)	190

Total operating expenses	23.4	26.7	26.5	(330)	20
Operating income (loss)	5.7	2.2	2.2	350	—
Interest expense	6.2	8.3	9.2	(210)	(90)
Loss on extinguishment & modification of debt	1.0	8.9	—	(790)	*
Other (income) expense, net	0.2	—	—	20	—

Income (loss) from continuing operations before provision (benefit) for income taxes	(1.7)	(15.0)	(7.0)	*	(800)
Provision (benefit) for income taxes	0.8	0.1	1.1	70	(100)

Income (loss) from continuing operations	(2.5)	(15.1)	(8.1)	*	(700)
Income (loss) from discontinued operations, net of tax	(0.1)	0.3	0.3	(40)	—

Net Income (Loss)	(2.6)	(14.8)	(7.8)	*	(700)

Non-GAAP Financial Data:
Adjusted EBITDA	9.0	8.6	7.3	40	130
Adjusted net income (loss)	1.2	(1.6)	(3.5)	280	190

*
Not meaningful

Fiscal 2013 compared to fiscal 2012

Highlights

        Net sales in fiscal 2013 increased $544 million, or 6.8%, compared to fiscal 2012. There are several unusual items that impact the comparability of the results of fiscal 2013 and fiscal 2012.

        Fiscal 2012 includes:

  •
  53rd week of operations: $147 million in Net sales, $41 million in Gross profit, $14 million in Operating income, and $14 million in Adjusted EBITDA

  •
  Crown Bolt and Home Depot amended agreement: $41 million in Net sales, Gross profit, Operating income and Adjusted EBITDA

  •
  Goodwill and other intangible asset impairment: $152 million Operating loss

        Fiscal 2013 includes:

  •
  Restructuring charges: $3 million in Cost of sales, $9 million in Operating expenses, $12 million Operating loss

        Under our fiscal calendar, fiscal 2012 included 53 weeks of operations as compared to 52 weeks of operations in fiscal 2013. In addition, during the fourth quarter of fiscal 2012, we amended the strategic purchasing agreement between our Crown Bolt business and Home Depot (the "Amended Agreement"). The new 7-year exclusive agreement through January 2020 reduced pricing levels and eliminated the minimum purchase guarantee from the original agreement. As a result, fiscal 2013 includes a reduction of $41 million in Net sales, Gross profit, Operating income and Adjusted EBITDA. The $41 million impact included $19 million related to the minimum purchase guarantee and $22 million related to the pricing changes.

        Excluding the impact of the 53rd week in fiscal 2012 and the impact of the Amended Agreement, Net sales increased $732 million, or 9.4%. Each of our four reportable segments realized increases in Net sales despite unfavorable weather conditions, continued sluggishness in non-residential construction and increased uncertainty in municipal and infrastructure end-markets.

        During the fourth quarter of fiscal 2013, management evaluated our cost structure and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction of approximately 150 employees in our Power Solutions business, global support center and, to a lesser extent, our other businesses. As a result, we recorded a restructuring charge of $12 million, which included $9 million for employee-related charges, primarily severance, and $3 million for inventory liquidation related to discontinued products at Power Solutions. The inventory liquidation charges were recorded to Cost of sales and all other restructuring charges were recorded to operating expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss). During fiscal 2014, we expect to record restructuring charges of approximately $3 million to $5 million for additional restructuring activities under this plan, including the consolidation of six White Cap branches into three branches. We expect the costs of these restructuring actions will be recovered through cost savings in less than one year.

        Operating income increased $314 million, or 180%, during fiscal 2013 as compared to fiscal 2012. Excluding the unusual items noted above, Operating income increased $229 million, or 85%, during fiscal 2013 as compared to fiscal 2012. Our growth initiatives and investments in the business resulted in an increase to Adjusted EBITDA of $79 million, or 11.5%, in fiscal 2013 as compared to fiscal 2012. Excluding the 53rd week and the impact of the Amended Agreement, Adjusted EBITDA increased $134 million, or 21.3% in fiscal 2013 as compared to fiscal 2012. This growth was driven by our sales initiatives, continued focus on margin expansion and cost control, and geographic and product line expansions through acquisitions and greenfields. As of February 2, 2014, our liquidity was $994 million. See "Liquidity and Capital Resources—External Financing" for further information.

Net sales

        Net sales increased $544 million, or 6.8% to $8,487 million during fiscal 2013 as compared to fiscal 2012. On a 52-week basis and excluding the impact of the Amended Agreement, Net sales increased $732 million, or 9.4%, as compared to fiscal 2012.

        Each of our reportable segments reported an increase in Net sales during fiscal 2013 as compared to fiscal 2012. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume and recent acquisitions, partially offset by unfavorable weather conditions, particularly the severe winter weather experienced during the fourth quarter of fiscal 2013. Organic sales growth on a 52-week basis was 7.5% for fiscal 2013 as compared to fiscal 2012 and 8.1% excluding the impact of the Amended Agreement. Our fiscal 2012 acquisitions provided $105 million of non-organic sales growth in fiscal 2013.

Gross profit

        Gross profit increased $173 million, or 7.5%, to $2,472 million during fiscal 2013 as compared to fiscal 2012. On a 52-week basis and excluding the impact of the Amended Agreement, Gross profit increased $255 million, or 11.5% as compared to fiscal 2012.

        The increase in Gross profit, driven by our Facilities Maintenance, Waterworks, and White Cap businesses, was primarily due to sales growth from initiatives, market volume and product mix. Fiscal 2013 Gross profit was negatively affected by a $3 million inventory liquidation charge recorded under our restructuring plan.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 20 basis points to 29.1% in fiscal 2013 as compared to 28.9% in fiscal 2012. Excluding the impact of the Amended Agreement, gross margin improved approximately 50 basis points. The improvement in gross margin in fiscal 2013 was driven by our Facilities Maintenance, Waterworks and White Cap businesses.

Operating expenses

        Operating expenses decreased $141 million, or 6.6%, to $1,984 million during fiscal 2013 as compared to fiscal 2012, primarily due to the goodwill and other intangible asset impairment in fiscal 2012. On a 52-week basis, excluding the goodwill and other intangible asset impairment and the restructuring charge, Operating expenses increased $29 million, or 1.5%, during fiscal 2013 as compared to fiscal 2012.

        Selling, general and administrative expenses increased $96 million, or 5.9%, in fiscal 2013 compared to fiscal 2012. On a 52-week basis, Selling, general and administrative expenses increased $123 million, or 7.6%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily as a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $94 million, or 28%, in fiscal 2013 as compared to fiscal 2012. The decrease was primarily as a result of certain acquisition-related intangible assets, recorded in 2007 when HD Supply separated from Home Depot, becoming fully amortized during fiscal 2012.

        Operating expenses as a percentage of Net sales decreased approximately 330 basis points to 23.4% in fiscal 2013 as compared to fiscal 2012, primarily due to the fiscal 2012 impairment charge. Excluding the impairment charge, Operating expenses as a percentage of Net sales decreased 140 basis points. The decrease was due to the lower Depreciation and amortization expense. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 20 basis points to 20.4% in fiscal 2013 as compared to fiscal 2012. This was due to the leverage of fixed costs through sales volume increases and favorable claims experience on self-insured liabilities.

Operating income (loss)

        Operating income increased $314 million, or 180%, during fiscal 2013 as compared to fiscal 2012. On a 52-week basis, excluding the goodwill and other intangible asset impairment, restructuring charges, and the impact of the Amended Agreement, Operating income increased $229 million, or 84.5%, during fiscal 2013 as compared to fiscal 2012. The improvement was due to higher Net sales and Gross profit and the reduction in Depreciation and amortization expense.

        Operating income as a percentage of Net sales increased approximately 350 basis points in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, excluding the goodwill and other intangible asset impairment, restructuring charges and the impact of the Amended Agreement, Operating income as a percentage of Net sales increased approximately 240 basis points in fiscal 2013 as compared to fiscal 2012. The improvement was driven by the reduction in Depreciation and amortization expense, and to a lesser extent a reduction in Selling, general and administrative expenses as a percentage of Net sales, and improvements in gross margins.

Interest expense

        Interest expense decreased $130 million, or 19.8%, during fiscal 2013 as compared to fiscal 2012. The decrease in fiscal 2013 was due to a lower average interest rate on our outstanding indebtedness, partially offset by a higher average outstanding balance in fiscal 2013.

Loss on extinguishment & modification of debt

        During fiscal 2013, our debt refinancing and redemption activities resulted in charges of $87 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        In the second quarter of fiscal 2013, we redeemed all $950 million outstanding aggregate principal amount of HDS's January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof. As a result, HDS incurred a $44 million loss on extinguishment of debt, which includes a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

        Also in the second quarter of fiscal 2013, we amended HDS's Senior ABL Facility to, among other changes, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt for the write-off of a pro-rata portion of the unamortized deferred debt costs for the portion of the amendment considered an extinguishment.

        In the first quarter of fiscal 2013, we redeemed all of the remaining $889 million outstanding of HDS's 2007 Senior Subordinated Notes at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        In addition, during the first quarter of fiscal 2013, we amended HDS's Term Loan Facility to lower the borrowing margin by 275 basis points and replace the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. A significant portion of the amendment of HDS's Term Loan Facility was considered a modification. As a result, HDS incurred approximately $1 million in financing fees that were expensed.

        During fiscal 2012, our debt refinancing and redemption activities resulted in charges of $709 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        In connection with the refinancing of the senior portion of our debt structure in the first quarter of fiscal 2012, HDS recorded a charge of $220 million, which consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized asset associated with Home Depot's guarantee that was terminated in the April 2012 Refinancing Transactions.

        In connection with the partial redemption of our 2007 Senior Subordinated Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $37 million, which consisted of a $31 million premium payment to redeem the 2007 Senior Subordinated Notes and $5 million to write-off the pro-rata portion of the unamortized deferred debt costs.

        In connection with the repurchase of HDS's April 2012 Senior Unsecured Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $452 million, which consisted of a $422 million make-whole premium payment, a $28 million write-off unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

        For additional information on our debt-related activity, see "Liquidity, capital resources and financial condition—External financing" within this section of this annual report on Form 10-K.

Other (income) expense, net

        In connection with our initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information on this transaction, see "Note 4, Related Parties," in the Notes to the Consolidated Financial Statements within Part II Item 8 of this annual report on Form 10-K.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2013 was $62 million compared to $4 million in fiscal 2012. The effective rate for continuing operations for fiscal 2013 was an expense of 42.2%, reflecting the impact of a $113 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2013. The U.S. valuation allowance for fiscal 2013 includes an increase of $45 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        The effective rate for continuing operations for fiscal 2012 was an expense of 0.3%, reflecting the impact of a $442 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2012. The U.S. valuation allowance for fiscal 2012 includes an increase of $44 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The fiscal 2012 effective tax rate was also impacted by a reduction in deferred tax liabilities of $39 million related to the goodwill impairment for book purposes. The fiscal 2012 goodwill impairment created a deferred tax asset which reduced the fiscal 2012 tax expense by decreasing the deferred tax liability associated with indefinite life intangibles which prior to the impairment could not serve as a source of taxable income.

        In addition, the tax expense for fiscal 2012 was also reduced by an adjustment to the Company's valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The Company recorded a $6 million reduction in income tax expense associated with an adjustment to the Company's valuation allowance as a result of the Peachtree acquisition. The impact to the Company's income tax rate of acquiring Peachtree's net deferred tax liability is recorded in the Company's financial statements outside of Peachtree's purchase accounting. Peachtree's net deferred tax liability of $6 million recorded in purchase accounting is available to the Company as a source of future taxable income to support the realization of the Company's deferred tax assets which results in lowering the Company's valuation allowance and income tax expense by such amount.

        We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments as to the recoverability of the deferred tax assets and if it is determined that it is "more likely than not" that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is "more likely than not" that the Company would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences, and tax planning strategies are considered.

Adjusted EBITDA

        Adjusted EBITDA increased $79 million, or 11.5%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis and excluding the impact of the Amended Agreement, Adjusted EBITDA increased $134 million, or 21.3%. The increase in Adjusted EBITDA in fiscal 2013 was driven by Facilities Maintenance, Waterworks, and White Cap. The increase in Adjusted EBITDA in fiscal 2013 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points to 9.0% in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the Amended Agreement, Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points.

Fiscal 2012 compared to fiscal 2011

  Highlights

        Net sales in fiscal 2012 increased $1,010 million, or 14.6%, compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $863 million, or 12.4%, as compared to fiscal 2011. All of our business units realized increases in Net sales, led by Facilities Maintenance, Waterworks, Power Solutions and White Cap. Operating income increased $19 million, or 12.3%, during fiscal 2012 as compared to fiscal 2011, negatively impacted by the goodwill and other intangible asset impairment and positively impacted by the 53rd week in fiscal 2012. Excluding the impairment and the 53rd week, Operating income increased $157 million, or 101%, during fiscal 2012 as compared to fiscal 2011. Adjusted EBITDA increased by $177 million, or 34.8%, in fiscal 2012 as compared to fiscal 2011. In addition, on a 52-week basis, Adjusted EBITDA grew $163 million, or 32.1%, in fiscal 2012 as compared to fiscal 2011. This growth was driven by our sales initiatives, continued focus on margin expansion and cost control, geographic and product line expansions through acquisitions and greenfields, and improvements in the markets we serve.

        During fiscal 2012, Crown Bolt and Home Depot agreed to an amendment and five-year extension of the strategic purchase agreement, which eliminated the minimum purchase requirement beginning with fiscal 2013, but retains Crown Bolt as the exclusive supplier of products purchased by Home Depot from Crown Bolt through January 31, 2020. During fiscal 2012, we refinanced all of our outstanding indebtedness, extending our closest principal maturity from 2015 to 2017 and lowered our future cash interest payments. In addition, we maintained strong liquidity with $981 million available as of February 3, 2013.

Net sales

        Net sales increased $1,010 million, or 14.6%, to $7,943 million during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $863 million, or 12.4%, as compared to fiscal 2011.

        For the full year and on a 52-week basis, each of our business units experienced an increase in Net sales during fiscal 2012 as compared to fiscal 2011. The Net sales increases were primarily due to sales initiatives at each of our business units and, to a lesser extent, increases in market volume and acquisitions. Organic sales growth on a 52-week basis was 11.6% for fiscal 2012 as compared to fiscal 2011.

Gross profit

        Gross profit increased $308 million, or 15.5%, to $2,299 million during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Gross profit increased $267 million, or 13.4%, as compared to fiscal 2011.

        An increase in gross profit in fiscal 2012 was experienced across all of our business units, driven by Facilities Maintenance, Waterworks, Power Solutions and White Cap.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 20 basis points to 28.9% in fiscal 2012 from 28.7% in fiscal 2011. The improvement was driven by Facilities Maintenance and White Cap.

Operating expenses

        Operating expenses increased $289 million, or 15.7%, to $2,125 million during fiscal 2012 as compared to fiscal 2011. Excluding the $152 million goodwill and other intangible asset impairment, operating expenses increased $137 million, or 7.5%, during fiscal 2012 as compared to fiscal 2011.

        Selling, general and administrative expenses increased $127 million, or 8.4%, in fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week, Selling, general and administrative expenses increased $100 million, or 6.6%, in fiscal 2012 as compared to fiscal 2011. This was primarily a result of an increase in variable expenses due to higher sales volumes and investment in sales initiatives. Depreciation and amortization expense increased by $10 million, or 3.1%, in fiscal 2012 as compared to fiscal 2011. The increase was due to investment in property and equipment.

        Operating expenses as a percentage of Net sales increased approximately 20 basis points to 26.7%in fiscal 2012 as compared to fiscal 2011, primarily due to the goodwill and other intangible asset impairment charge. Excluding the impairment charge, Operating expenses as a percentage of Net sales decreased approximately 170 basis points to 24.8% in fiscal 2012 as compared to fiscal 2011. The improvement reflects the leverage of fixed costs through sales volume increases primarily at White Cap and Waterworks, and, to a lesser extent, Facilities Maintenance.

Operating income (loss)

        Operating income increased $19 million, or 12.3%, during fiscal 2012 as compared to fiscal 2011, negatively impacted by the goodwill and other intangible asset impairment and positively impacted by the 53rd week in fiscal 2012. Excluding the impairment and the 53rd week, Operating income increased $157 million, or 101%, during fiscal 2012 as compared to fiscal 2011. The improvement was due to the increase in Net sales and Gross profit and control over the growth in Operating expenses.

        Operating income as a percentage of Net sales remained flat in fiscal 2012 as compared to fiscal 2011. Excluding the impairment charge, Operating income as a percentage of Net sales increased approximately 190 basis points to 4.1% in fiscal 2012 as compared to fiscal 2011, driven by Facilities Maintenance, Waterworks, Power Solutions and White Cap.

Interest expense

        Interest expense increased $19 million, or 3.0%, during fiscal 2012 as compared to fiscal 2011. The increase was primarily due to the additional interest expense paid as a result of the shortened call period on the early extinguishment of the 12.0% Senior Notes and an increase in outstanding borrowings, partially offset by lower amortization of deferred debt costs, only one fiscal quarter of amortization of the intangible asset value assigned to the THD Guarantee in fiscal 2012, and a reduction in effective interest rates from our refinancing activity.

Loss on extinguishment of debt

        During fiscal 2012, our debt refinancing and redemption activities resulted in charges of $709 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        In connection with the refinancing of the senior portion of our debt structure in the first quarter of fiscal 2012, HDS recorded a charge of $220 million, which consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized asset associated with the THD Guarantee that was terminated in the April 2012 Refinancing Transactions.

        In connection with the partial redemption of our 2007 Senior Subordinated Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $37 million, which consisted of a $31 million premium payment to redeem the 2007 Senior Subordinated Notes and $5 million to write-off the pro-rata portion of the unamortized deferred debt costs.

        In connection with the repurchase of HDS's April 2012 Senior Unsecured Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $452 million, which consisted of a $422 million make-whole premium payment, a $28 million write-off unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

        For additional information on our debt-related activity in fiscal 2012, see "Liquidity, capital resources and financial condition—External financing" within this section of this annual report on Form 10-K.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2012 was $4 million compared to $79 million in fiscal 2011. The effective rate for continuing operations for fiscal 2012 was an expense of 0.3%, reflecting the impact of a $442 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2012. The U.S. valuation allowance for fiscal 2012 includes an increase of $44 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The fiscal 2012 effective tax rate was also impacted by a reduction in deferred tax liabilities of $39 million related to the goodwill impairment for book purposes. The fiscal 2012 goodwill impairment created a deferred tax asset which reduced the fiscal 2012 tax expense by decreasing the deferred tax liability associated with indefinite life intangibles which prior to the impairment could not serve as a source of taxable income.

        In addition, the tax expense for fiscal 2012 was also reduced by an adjustment to the Company's valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The Company recorded a $6 million reduction in income tax expense associated with an adjustment to the Company's valuation allowance as a result of the Peachtree acquisition. The impact to the Company's income tax rate of acquiring Peachtree's net deferred tax liability is recorded in the Company's financial statements outside of Peachtree's purchase accounting. Peachtree's net deferred tax liability of $6 million recorded in purchase accounting is available to the Company as a source of future taxable income to support the realization of the Company's deferred tax assets which results in lowering the Company's valuation allowance and income tax expense by such amount.

        The effective rate for continuing operations for fiscal 2011 was an expense of 16.4%, reflecting the impact of a $259 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2011. The U.S. valuation allowance for fiscal 2011 includes an increase of $58 million related to deferred tax liabilities generated by indefinite lived intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

Adjusted EBITDA

        Adjusted EBITDA increased $177 million, or 34.8%, in fiscal 2012 as compared to fiscal 2011. On a 52-week basis, Adjusted EBITDA increased $163 million, or 32.1%, as compared to fiscal 2011.

        The increase in Adjusted EBITDA in fiscal 2012 is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 130 basis points to 8.6% in fiscal 2012 as compared to fiscal 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

Results of operations by reportable segment

Facilities Maintenance

	Fiscal Year			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Net sales	$2,331	$2,182	$1,870	6.8%	16.7%
Operating income (loss)	$307	$271	$213	13.3%	27.2%
% of Net sales	13.2%	12.4%	11.4%	80 bps	100 bps
Depreciation and amortization	126	118	105	6.8%	12.4%
Restructuring	1	—	—	*	—

Adjusted EBITDA	$434	$389	$318	11.6%	22.3%
% of Net sales	18.6%	17.8%	17.0%	80 bps	80 bps

*
not meaningful

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $149 million, or 6.8%, during fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net Sales increased $190 million, or 8.9%, as compared to fiscal 2012.

        For fiscal 2013, growth initiatives contributed approximately $125 million of the year-over-year increase. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers' multifamily, hospitality, and healthcare industries. The acquisition of Peachtree in June 2012 contributed approximately $30 million of non-organic Net sales. Organic sales growth on a 52-week basis was 7.5% in fiscal 2013 as compared to fiscal 2012. Net sales in fiscal 2013 were negatively impacted by unusually cooler weather in the summer months of 2013, negatively impacting HVAC-related sales.

Adjusted EBITDA

        Adjusted EBITDA increased $45 million, or 11.6%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Adjusted EBITDA increased $53 million, or 13.9%, in fiscal 2013 as compared to fiscal 2012.

        The increase in fiscal 2013 was due to growth initiatives and the Peachtree acquisition. The increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth, and by other variable expenses driven by the volume increase.

        Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in fiscal 2013 as compared to fiscal 2012. The improvement in fiscal 2013 included gross margin expansions of approximately 70 basis points and a slight decline in Selling, general and administrative expenses as a percentage of Net sales. Gross margins were favorably impacted by purchase discounts and rebates achieved as a result of higher purchasing volumes. Selling, general and administrative expenses as a percentage of Net sales were favorably impacted by the leverage of fixed costs through sales volume increases, partially offset by the impact of the investment in sales force additions.

Fiscal 2012 compared to fiscal 2011

Net sales

        Net sales increased $312 million, or 16.7%, during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $271 million, or 14.5%, as compared to fiscal 2011.

        The Net sales growth was primarily due to new initiatives in the multifamily, hospitality, and healthcare markets. Net sales were also positively impacted by improving market conditions in the multifamily and hospitality markets and the Peachtree acquisition in June 2012. Organic sales growth on a 52-week basis was 12.4% in fiscal 2012 as compared to fiscal 2011.

Adjusted EBITDA

        Adjusted EBITDA increased $71 million, or 22.3%, during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Adjusted EBITDA increased $63 million, or 19.8%, as compared to fiscal 2011.

        The increase was due to sales volume, new sales initiatives, and the Peachtree acquisition. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points to 17.8% in fiscal 2012 as compared to fiscal 2011. The increase was primarily due to expansion of gross margins and the leverage of fixed costs through sales volume increases, partially offset by the investment in sales force additions.

Waterworks

				Increase (Decrease)
	Fiscal Year
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(Dollars in millions)
Net sales	$2,227	$2,028	$1,772	9.8%	14.4%
Operating income (loss)	$159	$31	$12	*	*
% of Net sales	7.1%	1.5%	0.7%	*	80 bps
Depreciation and amortization	14	106	100	(86.8)%	6.0%

Adjusted EBITDA	$173	$137	$112	26.3%	22.3%
% of Net sales	7.8%	6.8%	6.3%	100 bps	50 bps

*
not meaningful

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $199 million, or 9.8%, in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $235 million, or 11.8%, in fiscal 2013 as compared to fiscal 2012.

        Growth initiatives, including fusible plastics, storm drainage, treatment plant initiatives, and new locations excluding acquisitions ("greenfields"), contributed approximately $170 million of the year-over-year increase for fiscal 2013. Net sales in fiscal 2013 were negatively affected by decreases in prices due to commodity price deflation, primarily polyvinyl chloride ("PVC") and ductile iron products, and unfavorable weather conditions in the fourth quarter. The December 2012 acquisition of Water Products contributed Net sales of approximately $75 million in fiscal 2013. Organic sales growth on a 52-week basis was 8.1% in fiscal 2013 as compared to fiscal 2012. Adjusted EBITDA

        Adjusted EBITDA increased $36 million, or 26.3%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Adjusted EBITDA increased $38 million, or 28.1%, in fiscal 2013 as compared to fiscal 2012.

        The increase was due to growth initiatives and, to a lesser extent, the Water Products acquisition, partially offset by increased Selling, general and administrative expense, primarily personnel and variable costs due to the increased volume.

        Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in fiscal 2013 as compared to fiscal 2012. The improvement in fiscal 2013 was due to the expansion of gross margins by approximately 70 basis points and a slight decline in Selling, general and administrative expense as a percentage of Net sales. Gross margins improvements were primarily driven by product mix, higher purchase discounts and rebates achieved as a result of higher purchasing volumes, and the Water Products acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales in fiscal 2013 was primarily due to the leverage of fixed costs through sales volume increases.

Fiscal 2012 compared to fiscal 2011

Net sales

        Net sales increased $256 million, or 14.4%, in fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $220 million, or 12.4%, as compared to fiscal 2011.

        The Net sales increase was primarily due to sales initiatives, increases in prices due to commodity price inflation, primarily PVC and ductile iron products, and improvement in the residential housing market. In addition, Net sales were positively impacted by the fiscal 2012 acquisition of Water Products and the fiscal 2011 acquisition of RAMSCO. Organic sales growth on a 52-week basis was 11.2% in fiscal 2012 as compared to fiscal 2011.

Adjusted EBITDA

        Adjusted EBITDA increased $25 million, or 22.3%, during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Adjusted EBITDA increased $23 million, or 20.5%, as compared to fiscal 2011.

        The increase was due to volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense, primarily personnel costs due to the increased volume.

        Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in fiscal 2012 as compared to fiscal 2011. The increase was driven primarily by the leverage of fixed costs through sales volume increases, efforts to control variable expenses and product mix. In addition, fiscal 2012 was negatively impacted by gross margin compression from fluctuating commodity prices.

Power Solutions

				Increase (Decrease)
	Fiscal Year
					2012 vs. 2011
	2013	2012	2011	2013 vs. 2012
	(Dollars in millions)
Net sales	$1,843	$1,787	$1,625	3.1%	10.0%
Operating income (loss)	$45	$47	$25	(4.3)%	88.0%
% of Net sales	2.4%	2.6%	1.5%	(20) bps	110 bps
Depreciation and amortization	25	25	25	—	—
Restructuring	6	—	—	*	—

Adjusted EBITDA	$76	$72	$50	5.6%	44.0%
% of Net sales	4.1%	4.0%	3.1%	10 bps	90 bps

*
not meaningful

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $56 million, or 3.1%, in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $92 million, or 5.3%, in fiscal 2013 as compared to fiscal 2012.

        The increase in Net sales in fiscal 2013 as compared to fiscal 2012 was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission projects and product and service expansion.

Adjusted EBITDA

        Adjusted EBITDA increased $4 million, or 5.6%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Adjusted EBITDA increased $6 million, or 8.6%, in fiscal 2013 as compared to fiscal 2012.

        The increase in Adjusted EBITDA in fiscal 2013 as compared to fiscal 2012 was primarily due to volume increases in Net sales, partially offset by an increase in Selling, general and administrative expenses.

        Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points in fiscal 2013 as compared to fiscal 2012. The increase was due to a slight decline in Selling, general and administrative costs as a percentage of Net sales.

Fiscal 2012 compared to fiscal 2011

Net sales

        Net sales increased $162 million, or 10.0%, in fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $127 million, or 7.8%, as compared to fiscal 2011.

        The Net sales increase was driven by increasing sales volume with large investor-owned utilities and other sales initiatives.

Adjusted EBITDA

        Adjusted EBITDA increased $22 million, or 44.0%, during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Adjusted EBITDA increased $20 million, or 40.0%, as compared to fiscal 2011.

        The Adjusted EBITDA increase was driven by increasing sales and leverage of fixed costs through sales volume increases. Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points in fiscal 2012 as compared to fiscal 2011. The increase was driven primarily by the leverage of fixed costs through sales volume increases and efforts to control variable expenses, partially offset by product mix.

White Cap

				Increase (Decrease)
	Fiscal Year
				2013 vs. 2012
	2013	2012	2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$1,293	$1,178	$981	9.8%	20.1%
Operating income (loss)	$42	$24	$(16)	75.0%		*
% of Net sales	3.2%	2.0%	(1.6)%	120 bps	360 bps
Depreciation and amortization	36	32	33	12.5	(3.0)%
Restructuring	1	—	—	*	—

Adjusted EBITDA	$79	$56	$17	41.1%		*
% of Net sales	6.1%	4.8%	1.7%	130 bps	310 bps

*
not meaningful

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $115 million, or 9.8%, in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $136 million, or 11.8%, in fiscal 2013 as compared to fiscal 2012.

        Growth initiatives contributed approximately $100 million of the year-over-year increase in fiscal 2013, driven by our Managed Sales Approach ("MSA"), category management and direct marketing initiatives, as well as growth from new geographic markets. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, although White Cap sales are primarily influenced by non-residential construction, Net sales were positively impacted by the improvement in the residential housing market.

Adjusted EBITDA

        Adjusted EBITDA increased $23 million, or 41.1%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Adjusted EBITDA increased $24 million, or 43.6%, in fiscal 2013 as compared to fiscal 2012.

        The increase in Adjusted EBITDA was primarily driven by growth initiatives, market volume, and product mix. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 130 basis points in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to gross margin improvements of approximately 140 basis points in fiscal 2013, driven by higher purchase discounts and rebates achieved as a result of higher purchasing volumes and product mix. This improvement was partially offset by a slight increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and greenfields to support continued growth in our business.

Fiscal 2012 compared to fiscal 2011

        Net sales increased $197 million, or 20.1%, during fiscal 2012 as compared to fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $176 million, or 17.9%, as compared to fiscal 2011.

        The increase was primarily due to sales initiatives, and, to a lesser extent, improvements in the residential housing market.

Adjusted EBITDA

        Adjusted EBITDA increased $39 million to $56 million during fiscal 2012 as compared to $17 million in fiscal 2011. Excluding the impact of the 53rd week in fiscal 2012, Adjusted EBITDA increased $38 million as compared to fiscal 2011.

        The increase in Adjusted EBITDA was primarily driven by sales initiatives, product mix, and sourcing initiatives.

        Adjusted EBITDA as a percentage of Net sales increased approximately 310 basis points to 4.8% in fiscal 2012 as compared to fiscal 2011, primarily due to improved gross margins and the leverage of fixed costs through sales volume increases. Gross margins were favorably impacted by purchase discounts and rebates achieved as a result of higher purchasing volumes.

Liquidity, capital resources and financial condition

Sources and uses of cash

        Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

        On July 2, 2013, Holdings completed an initial public offering of its common stock, resulting in net proceeds of approximately $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million (including the payment to the Equity Sponsors of an aggregate transaction fee of approximately $11 million). The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS's outstanding January 2013 Senior Subordinated Notes, including the payment of a $29 million premium to redeem the notes and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee to terminate the consulting agreements of approximately $18 million. The remaining net proceeds were used for general corporate purposes.

        During fiscal 2013, the Company's use of cash was primarily driven by the payment of interest on debt and net debt repayments, substantially offset by the net proceeds of the initial public offering and the receipt of cash from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes. This net use of cash was partially offset by cash receipts from operations.

        As of February 2, 2014, our combined liquidity of approximately $994 million was comprised of $115 million in cash and cash equivalents and $879 million of additional available borrowings (excluding $59 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	Amounts in millions
Operating activities	$(367)	$(681)	$(165)
Investing activities	820	(800)	(6)
Financing activities	(474)	1,511	(10)

Working capital

        Working capital, excluding cash and cash equivalents, was $1,095 million as of February 2, 2014, increasing $116 million as compared to $979 million as of February 3, 2013. The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes and a decrease in Accounts Payable and accrued interest, partially offset by a decrease in deferred tax assets.

Operating activities

        Cash flow from operating activities in the fiscal 2013 was a use of $367 million compared with cash used by operating activities of $681 million in fiscal 2012. The use of cash in fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans. Additionally, cash interest paid in fiscal 2013 unrelated to extinguishments was $527 million, compared to $621 million in fiscal 2012. Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased $82 million in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to an increase in sales volumes, partially offset by an increase in working capital to support the increasing sales volumes.

        Cash flow from operating activities in fiscal 2012 was a use of $681 million compared with a use of $165 million in fiscal 2011. The use of cash in fiscal 2012 was driven by the payment of $502 million of original issue discounts and PIK interest related to the extinguishment of all of the April 2012 Senior

Unsecured Notes and $930 million of the 2007 Senior Subordinated Notes. Additionally, cash interest paid in fiscal 2012 unrelated to extinguishments was $621 million compared to $356 million in fiscal 2011. Excluding the cash interest payments in both periods, cash flow from operating activities increased $251 million in fiscal 2012 as compared to fiscal 2011. The increase was primarily due to an increase in sales volumes, partially offset by an increase in working capital, excluding the impact of dispositions, to support the increasing sales volumes.

Investing activities

        During fiscal 2013, cash provided by investing activities was $820 million, primarily due to the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $131 million of capital expenditures.

        During fiscal 2012, cash used in investing activities was $800 million, primarily driven by the net investment of $936 million of cash proceeds from debt issuances, $248 million payments for business acquisitions and $115 million in capital expenditures. These payments were partially offset by $481 million of net proceeds from the sale of businesses.

        During fiscal 2011, cash used in investing activities was $6 million, primarily driven by $115 million of capital expenditures and the $21 million acquisition of RAMSCO, partially offset by $128 million of proceeds from the sale of businesses.

Financing activities

        During fiscal 2013, cash used in financing activities was $474 million, primarily due to net debt payments of $1,485 million, including an aggregate $59 million in contractually required premiums paid to extinguish the 2007 Senior Subordinated Notes and January 2013 Senior Subordinated Notes prior to maturity, and payments of $34 million for debt issuance and modification costs. This was substantially offset by $1,039 million in net proceeds from the initial public offering of our common stock.

        During fiscal 2012, cash provided by financing activities was $1,511 million, due to net debt borrowings of $1,641 million, which includes the financing of $603 million of contractually required premiums paid to extinguish the 12.0% Senior Notes, the 2007 Senior Subordinated Notes, and the April 2012 Senior Unsecured Notes prior to maturity, offset by payments of $132 million for debt issuance costs.

        During fiscal 2011, cash used in financing activities was $10 million, due entirely to net debt repayments.

External financing

        As of February 2, 2014, HDS had an aggregate principal amount of $5.5 billion of outstanding debt, net of unamortized discounts of $19 million and including unamortized premiums of $18 million, and an additional $938 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $59 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of term loans. The soft call requires a premium equal to 1.00% of the aggregate principal amount of term loans being prepaid if, on or prior to August 6, 2014, HDS enters into certain repricing transactions. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the term loans. The amendment also extended the maturity of the term loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, the maturity date of the ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

        In connection with the amendment, HDS paid approximately $1 million in original issue discounts, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

        Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million.

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its 10.5% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes") at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, Debt-Modifications and Extinguishments, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

        On June 28, 2013, HDS amended its Senior ABL Facility (as defined below) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred debt costs.

        On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 13.5% Senior Subordinated Notes due 2015 (the "2007 Senior Subordinated Notes") at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        On February 1, 2013, HDS issued $1,275 million aggregate principal amount of 7.5% Senior Unsecured Notes due 2020 (the "February 2013 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred $21 million in debt issuance costs, of which $19 million was paid as of February 3, 2013. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of HDS's outstanding April 2012 Senior Unsecured Notes (as defined below and issued to the Equity Sponsors), plus a $422 million make-whole premium calculated in accordance with the April 2012 Senior Unsecured Notes Indenture, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013. Also on February 1, 2013, the trustee for the April 2012 Senior Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes. As a result of these transactions, HDS incurred a $452 million loss on extinguishment, which included the make-whole premium, a $28 million write-off of unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

        On January 16, 2013, HDS issued $950 million aggregate principal amount of the January 2013 Senior Subordinated Notes at par. As a result of the issuance, the Company incurred $16 million in debt issuance costs, of which $15 million was paid as of February 3, 2013. The Company committed to use the net proceeds from the January 2013 Senior Subordinated Notes issuance to redeem all of its remaining $889 million outstanding 2007 Senior Subordinated Notes, subject to the required thirty-day notification period. As of February 3, 2013, the Company held $936 million in cash equivalents classified as Cash equivalents restricted for debt redemption in the Consolidated Balance Sheet for the redemption of $889 million of the 2007 Senior Subordinated Notes on February 8, 2013. The $936 million was used to redeem the 2007 Senior Subordinated Notes on February 8, 2013, as noted above.

        On October 15, 2012, HDS issued $1,000 million aggregate principal amount of 11.5% Senior Unsecured Notes due 2020 (the "October 2012 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred and paid $17 million in debt issuance costs. On November 8, 2012, HDS used the net proceeds from the October 2012 Senior Unsecured Notes issuance to redeem $930 million of its outstanding 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and to pay $23 million of accrued interest. As a result, HDS incurred a $37 million loss on extinguishment, which included a $31 million premium payment to redeem the 2007 Senior Subordinated Notes prior to maturity and $5 million to write-off the pro-rata portion of unamortized deferred debt costs.

Refinancing Transactions and Additional Notes

        On April 12, 2012, HDS consummated the following transactions (the "Refinancing Transactions") in connection with the refinancing of the senior portion of its debt structure:

  •
  the issuance of $950 million of its 8 1/8% Senior Secured First Priority Notes due 2019 (the "April 2012 First Priority Notes" and collectively with the Additional Notes (as defined below), the "First Priority Notes");

  •
  the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the "Second Priority Notes");

  •
  the issuance of approximately $757 million of 14.875% Senior Notes due 2020 (the "April 2012 Senior Unsecured Notes");

  •
  entry into a new senior term facility (the "Term Loan Facility") maturing in 2017 and providing for term loans in an aggregate principal amount of $1,000 million; and

  •
  entry into a new senior asset based lending facility (the "ABL Facility") maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under the borrowing base).

        The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Unsecured Notes, the Term Loan Facility and the ABL Facility were used to (i) repay all amounts outstanding under HDS's then existing Senior Secured Credit Facility (the "2007 Senior Secured Credit Facility"), (ii) repay all amounts outstanding under HDS's then existing ABL Credit Facility (the "2007 ABL Credit Facility"), (iii) repurchase all of HDS's remaining outstanding 12.0% Senior Notes due 2014 (the "12.0% Senior Notes") and (iv) pay related fees and expenses.

        Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 12.0% Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Unsecured Notes.

        On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its 8 1/8% First Priority Notes due 2019 (the "Additional Notes") at a premium of 107.5%. At closing, HDS received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HDS previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019, all of which remains outstanding. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under HDS's ABL Facility.

        As a result of the Refinancing Transactions and the issuance of the Additional Notes, HDS incurred $80 million in debt issuance costs and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the 12.0% Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot's guarantee of HDS's payment obligations for principal and interest of term loans under the 2007 Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

Unamortized deferred debt costs

        In accordance with ASC 470, Debt, HDS determined that all of the redemption of 12.0% Senior Notes was an extinguishment as either the original note holders were unknown or the refinancing was considered a "substantial" change. As a result of the extinguishment, HDS wrote-off approximately $24 million in unamortized deferred financing charges associated with the 12.0% Senior Notes. Similarly, under ASC 470, approximately $834 million of the 2007 ABL Credit Facility and approximately $1,169 million of the 2007 Senior Secured Credit Facility were deemed extinguishments, with the remaining portions considered modifications. As a result of the extinguishment, HDS wrote-off approximately $22 million of $42 million in unamortized deferred financing charges associated with these credit agreements.

        HDS's long-term debt as of February 2, 2014 and February 3, 2013 consisted of the following (dollars in millions):

	February 2, 2014		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$360	1.66	$300	1.96
Term Loans due 2017, net of unamortized discount of $19 million and $26 million	966	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $18 million and $21 million	1,268	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50

Total long-term debt	$5,544		$7,329
Less current installments	(10)		(899)

Long-term debt, excluding current installments	$5,534		$6,430

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 2, 2014, HDS had $938 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $59 million of borrowings available on qualifying cash balances).

        A portion of the ABL Facility is available for letters of credit and swingline loans. The ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the ABL Facility (including all incremental commitments).

        At HDS's option, the interest rates applicable to the loans under the ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The ABL Facility will mature on June 28, 2018 (or the maturity date of HDS's Term Loan Facility, if earlier); unless the individual applicable lenders agree to extend the maturity of their respective loans under the ABL Facility upon HDS's request and without the consent of any other applicable lender.

        The ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The ABL Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances as stipulated in the agreement.

        The ABL Facility is secured by a first-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayments

        The ABL Facility may be prepaid at HDS's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the ABL Facility.

Guarantees

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the ABL Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the ABL Facility (and, in the case of Canadian obligations, each direct and indirect wholly-owned Canadian subsidiary, subject to certain exceptions, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the ABL Facility).

        HDS's obligations under the ABL Facility and the guarantees thereof, are secured in favor of the U.S. ABL collateral agent, by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

        The Canadian obligations under the ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the First Priority Notes, the Second Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Facility.

        The ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured Term Loan Facility (the "Term Loan Facility"; the term loan thereunder, the "Term Loan") providing for a Term Loan in an original aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Term Loan bears interest at LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loan amortizes in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan and matures on October 12, 2017; provided that the individual applicable lenders may agree to extend the maturity of their respective Term Loans upon HDS's request and without the consent of any other applicable lender. See Note 17, Subsequent Event, for information on the amendment of the Term Loan Facility.

        The Term Loan Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The Term Loan Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances. The guarantee of each Subsidiary Guarantor is a senior secured obligation of that Subsidiary Guarantor and ranks equal in right of payment with all existing and future senior indebtedness of that Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of such Subsidiary Guarantor.

Collateral

        The Term Loan Facility and the related guarantees are secured by a first-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Term Loan Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayment

        The Term Loan Facility contains a soft call provision applicable to the optional prepayment of Term Loans. The soft call requires a premium equal to 1.00% of the aggregate principal amount of Term Loans being prepaid if, on or prior to August 6, 2014, HDS enters into certain repricing transactions. After August 6, 2014, the Term Loans may be prepaid at any time without premium or penalty. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

  •
  100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 0% depending on the attainment of certain secured leverage ratio targets.

        The February 2014 amendment of the Term Loan Facility provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans.

        In addition, upon the incurrence of certain events constituting a Change of Control (as defined in the credit agreement governing the Term Loan Facility (the "Term Loan Credit Agreement")), HDS must offer to prepay the Term Loans (unless otherwise repaid) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repayment date.

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

Covenants

        The Term Loan Facility contains a number of covenants that, among other things, limit the ability of HDS and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with HDS's affiliates; and prepay or amend the terms of certain indebtedness.

        The Term Loan Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Events of Default under the ABL Facility and Term Loan Facility

        The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

8 1/8% Senior Secured First Priority Notes due 2019

        HDS issued $950 million of First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "First Priority Indenture") among HDS, certain subsidiaries of HDS, as guarantors (the "Subsidiary Guarantors"), the Trustee, and the Note Collateral Agent. On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its First Priority Notes (the "Additional Notes") at a premium of 107.5%. The First Priority Notes bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The First Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

        The First Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the First Priority Indenture), other than an Excluded Subsidiary (as defined in the First Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the First Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the First Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the First Priority Indenture.

Collateral

        The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second priority security interest), including pledges of all Capital Stock of HDS's Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the First Priority Indenture) and Excluded Subsidiary Securities (as defined in the First Priority Indenture) (the "Cash Flow Priority Collateral").

        In addition, the First Priority Notes and the related guarantees are secured by a second-priority security interest in substantially all of HDS's and the Subsidiary Guarantors' present and future assets which secure HDS's obligations under the ABL Facility on a first priority basis, including accounts receivable, inventory and other related assets and all proceeds thereof, subject to permitted liens. Such assets are referred to as the "ABL Priority Collateral." (The Cash Flow Priority Collateral and the ABL Priority Collateral together are referred to herein as the "Collateral.")

Redemption

        HDS may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the First Priority Indenture and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2015	106.094%
2016	104.063%
2017	102.031%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the First Priority Notes with the proceeds of certain equity offerings at a redemption price of 108.125% of the principal amount in respect of the First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the First

Priority Notes are redeemed, an aggregate principal amount of First Priority Notes equal to at least 50% of the original aggregate principal amount of First Priority Notes must remain outstanding immediately after each such redemption of First Priority Notes.

11% Senior Secured Second Priority Notes due 2020

        HDS issued $675 million aggregate principal amount of Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "Second Priority Indenture"), among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The Second Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The Second Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the Second Priority Indenture), other than an Excluded Subsidiary (as defined in the Second Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the Second Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the Second Priority Indenture.

Collateral

        The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Redemption

        HDS may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the Second Priority Notes are redeemed, an aggregate principal amount of Second Priority Notes equal to at least 50% of the original aggregate principal amount of Second Priority Notes must remain outstanding immediately after each such redemption of Second Priority Notes.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among the Company, certain subsidiaries of the Company as guarantors (the "Subsidiary Guarantors") and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The October 2012 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2012 Senior Notes Indenture.

Redemption

        HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 11.5% Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	105.750%
2017	102.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the October 2012 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 111.50% of the principal amount in respect of the October 2012 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the October 2012 Senior Unsecured Notes are redeemed, an aggregate principal amount of the October 2012 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the October 2012 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the October 2012 Senior Unsecured Notes.

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Notes under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The February 2013 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the February 2013 Senior Notes Indenture.

Redemption

        HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the February 2013 Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	103.750%
2017	101.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the February 2013 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 107.50% of the principal amount in respect of the February 2013 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the February 2013 Senior Unsecured Notes are redeemed, an aggregate principal amount of the February 2013 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the February 2013 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the February 2013 Senior Unsecured Notes.

14.875% Senior Unsecured Notes due 2020

        HDS issued approximately $757 million aggregate principal amount (net of $30 million of original issue discount) of 14.875% Senior Unsecured Notes under an Indenture, dated as of April 12, 2012 (the "April 2012 Senior Unsecured Notes Indenture"), among HDS, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The April 2012 Senior Unsecured Notes bore interest at a rate of 14.875% per annum and were scheduled to mature on October 12, 2020. Interest was to be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 were to be paid in kind ("PIK") and therefore increase the balance of the outstanding indebtedness rather than paid in cash. On October 12, 2012, HDS made a PIK payment of $56 million, increasing the outstanding principal balance to approximately $813 million.

        HDS was permitted to redeem the April 2012 Senior Unsecured Notes, in whole or in part, at any time prior to April 12, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 14.875% Senior Notes Indenture. On February 1, 2013, HDS repurchased the April 2012 Senior Unsecured Notes in accordance with the redemption provisions of the April 2012 Senior Unsecured Notes Indenture.

10.5% Senior Subordinated Notes due 2021

        HDS issued $950 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2021 ("January 2013 Senior Subordinated Notes") under an Indenture, dated as of January 16, 2013 ("January 2013 Senior Subordinated Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The January 2013 Senior Subordinated Notes bore interest at a rate of 10.5% per annum and were scheduled to mature on January 15, 2021. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year.

        HDS was permitted to redeem up to 100% of the aggregate principal amount the January 2013 Senior Subordinated Notes at any time on or before July 31, 2014 with funds in an equal aggregate amount not exceeding the aggregate proceeds of certain qualified public equity offerings at a redemption price (expressed as a percentage of principal amount) of 103% if such redemption occurred on or prior to January 31, 2014, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that if less than 100% of the January 2013 Senior Subordinated Notes are to be redeemed in any qualified public offering redemption, at least 33.33% of the original aggregate principal amount of January 2013 Senior Subordinated Notes must remain outstanding immediately after giving effect to such qualified public offering redemption. On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes in accordance with the redemption provisions of the January 2013 Senior Subordinated Notes Indenture.

First Priority Notes and Second Priority Notes (collectively the "Priority Notes"), October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the First Priority Indenture and Second Priority Indenture, collectively the "Priority Indentures," and the October 2012 Senior Unsecured Notes Indenture and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain circumstances, HDS must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

        The Priority Indentures and Senior Indentures contain covenants that, among other things, limit the ability of HDS and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with HDS's affiliates. Most of these covenants will cease to apply for so long as the Priority Notes and Senior Notes have investment grade ratings from both Moody's Investment Services, Inc. and Standard & Poor's. HDS is in compliance with all such covenants.

Events of Default

        The Priority Indentures and Senior Indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding Priority Notes and Senior Notes to be due and payable immediately. The Priority Indentures and Senior Indentures also provide for specified cross default and cross acceleration to other material indebtedness.

Registration Rights Agreements

        On February 5, 2013, HDS executed the offer to exchange outstanding First Priority Notes with registered First Priority Notes, outstanding Second Priority Notes with registered Second Priority Notes, outstanding October 2012 Senior Notes with registered October 2012 Senior Notes and outstanding January 2013 Senior Subordinated Notes with registered January 2013 Senior Subordinated Notes. The exchange offers closed in the first quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offers tendered.

        On October 18, 2013, HDS executed the offer to exchange outstanding February 2013 Senior Unsecured Notes with registered February 2013 Senior Unsecured Notes. The exchange offer closed in the fourth quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offer tendered.

13.5% Senior Subordinated Notes due 2015

        On August 30, 2007, HDS issued $1,300 million aggregate principal amount of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the "2007 Senior Subordinated Notes"). Interest payments were due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind ("PIK") and therefore increased the balance of the outstanding indebtedness rather than paid in cash.

        On May 15, 2012, HDS repurchased $1 million aggregate principal of its 2007 Senior Subordinated Notes at a price of 97% plus accrued interest. On November 8, 2012, HDS redeemed $930 million aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest. On February 8, 2013, HDS redeemed the remaining $889 million aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest.

Interest rate swaps

        We maintained interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, our swaps committed us to pay fixed interest and receive variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. Swaps with a combined $200 million notional value matured on January 31, 2010. The remaining swaps with a combined $200 million notional value matured on January 31, 2011, the first day of fiscal 2011.

Commodity and interest rate risk

Commodity risk

        We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity based products that we purchase and sell, which contain commodities such as steel, copper, aluminum, PVC, petroleum and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

        As discussed above, our results of operations were favorably or negatively impacted by fluctuating commodity prices based on our ability or inability to pass increases in the prices of certain commodity based products to our customers. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Interest rate risk related to debt

        We are subject to interest rate risk associated with our debt. While changes in interest rates impact the fair value of the fixed-rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-rate debt, they do affect future earnings and cash flows.

        HDS's Senior ABL Facility and Term Loan Facility bear variable interest rates.

  •
  The Senior ABL Facility bears interest (i) in the case of U.S. dollar denominated loans, either at LIBOR or the Prime Rate, at the option of the Company, plus applicable borrowing margins and (ii) in the case of Canadian dollar denominated loans, either at the BA Rate or the Canadian Prime Rate, at the option of the Company, plus applicable borrowing margins. The borrowing margins are defined by a pricing grid, as included in the ABL Facility agreement, based on average excess availability for the previous quarter.

  •
  Subsequent to the modification on February 6, 2014, the Term Loan Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.00% or Prime plus a borrowing margin of 2.00% at the Company's election.

        A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $13 million (based on our borrowings as of February 2, 2014 and excluding the effect of the interest rate floor on our Term Loan Facility).

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of February 2, 2014 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2014	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Fiscal years after 2018
Long-term debt	$5,545	$10	$20	$1,315	$4,200
Interest on long-term debt(1)	2,693	438	872	853	530
Operating leases	561	134	211	125	91
Purchase obligations(2)	691	691	—	—	—

Total contractual cash obligations(3)	$9,490	$1,273	$1,103	$2,293	$4,821

(1)
The interest on long-term debt includes the effect of the amendment to HDS's Term Loan Facility on February 6, 2014 that reduced the applicable borrowing margins on the outstanding Term Loans. The interest rates for the ABL Facility are calculated based on the rates as of February 2, 2014. The interest on long-term debt includes payments for agent administration fees.

(2)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel.

(3)
The contractual obligations table excludes $222 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions.

Recent accounting pronouncements

        Comprehensive income: reclassifications—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's financial position or results of operations.

        Release of cumulative translation adjustment—In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company's financial position or results of operations.

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

Critical accounting policies

        Our critical accounting policies include:

Revenue recognition

        We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. We ship products to customers predominantly by internal fleet and to a lesser extent by third-party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers.

Allowance for doubtful accounts

        We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of aged receivables. This estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in our historical collection patterns. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.

Inventories

        Inventories consist primarily of finished goods and are carried at the lower of cost or market. The cost of substantially all of our inventories is determined by the moving or weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, each branch's perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2013 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Impairment of long-lived assets

        Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, we project undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators are based on market and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows that require judgment by management. If different estimates were used, the amount and timing of asset impairments could be affected.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accounting Standards Codification 350, Intangibles—Goodwill and Other, requires entities to periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis, as defined by ASC 350. We assess the recoverability of goodwill in the third quarter of each fiscal year. We also use judgment in assessing whether we need to test goodwill more frequently for impairment than annually given factors such as unexpected adverse economic conditions, competition, product changes and other events. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated.

        In accordance with ASU 2011-08, during fiscal 2013, we determined that it was not more likely than not that the fair value of Facilities Maintenance and White Cap was less than the carrying value for each business unit. Based on this assessment, we determined that it was not necessary to perform the two-step goodwill impairment test for these two reporting units. We bypassed this qualitative analysis for the remaining four reporting units and proceeded with the first step of the two-step goodwill impairment test.

        We determine the fair value of a reporting unit using a DCF analysis and a market comparable method, with each method being equally weighted in the calculation.

        Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company's most recent long-range forecast and, for years beyond the forecast, the Company's estimates, which are based on estimated exit multiples ranging from seven and a half to eight times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12.0% to 13.5%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

        There was no indication of impairment in any of the Company's reporting units during the fiscal 2013, the fiscal 2012 or the fiscal 2011 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

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

        The Company's DCF model is based on HD Supply's expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company's goodwill could be further impaired. It is not possible at this time to determine if any such future impairment charge would result.

Income Taxes

        Income taxes are determined under the liability method as required by ASC 740, Income Taxes. Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not "more likely than not" to be realized. The Company recorded a valuation allowance related to its U.S. continuing operations of $113 million, $442 million, and $259 million in fiscal 2013, fiscal 2012, and fiscal 2011, as it believes it is "more likely than not" all of the U.S. deferred income tax assets will not be realized. In addition, the Company recorded an $3 million valuation allowance increase, $8 million valuation allowance reduction, and a $7 million valuation allowance reduction related to its U.S. discontinued operations for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

        The Company follows the GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management's judgment given the facts, circumstances and information available at the reporting date. If these judgments are not accurate then future income tax expense or benefit could be different.

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

        To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of February 2, 2014 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

Management estimates

        Management believes the assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition.

Stock-Based Compensation

        Our stock-based compensation expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See "Note 9—Stock Based Compensation and Employee Benefit Plans" in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Commodity and interest rate risk."

HD SUPPLY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	90
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	91
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	92
Consolidated balance sheets as of February 2, 2014 and February 3, 2013	93
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	94
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	95
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	96
Consolidated balance sheets as of February 2, 2014 and February 3, 2013	97
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	98
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	99
Notes to consolidated financial statements	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HD Supply Holdings, Inc. and its subsidiaries at February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity (deficit) and cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 25, 2014

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net Sales	$8,487	$7,943	$6,933
Cost of sales	6,015	5,644	4,942

Gross Profit	2,472	2,299	1,991
Operating expenses:
Selling, general and administrative	1,733	1,637	1,510
Depreciation and amortization	242	336	326
Restructuring	9	—	—
Goodwill and other intangible asset impairment	—	152	—

Total operating expenses	1,984	2,125	1,836
Operating Income (Loss)	488	174	155
Interest expense	528	658	639
Loss on extinguishment of debt	87	709	—
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (Loss) from Continuing Operations	(209)	(1,197)	(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net Income (Loss)	$(218)	$(1,179)	$(543)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	—	(1)

Total Comprehensive Income (Loss)	$(231)	$(1,179)	$(544)

Weighted Average Common Shares Outstanding
Basic and Diluted (in thousands)	166,905	130,561	130,557
Basic and Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$(1.25)	$(9.17)	$(4.30)
Income (Loss) from Discontinued Operations	$(0.05)	$0.14	$0.15

Net Income (Loss)	$(1.31)	$(9.03)	$(4.16)

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2, 2014	February 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $18 and $23	1,046	1,008
Inventories	1,072	987
Deferred tax asset	7	42
Other current assets	63	49

Total current assets	2,303	3,163

Property and equipment, net	405	395
Goodwill	3,137	3,138
Intangible assets, net	338	473
Other assets	141	165

Total assets	$6,324	$7,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$664	$693
Accrued compensation and benefits	149	160
Current installments of long-term debt	10	899
Other current liabilities	270	291

Total current liabilities	1,093	2,043

Long-term debt, excluding current installments	5,534	6,430
Deferred tax liabilities	114	104
Other liabilities	347	348

Total liabilities	7,088	8,925

Stockholders' equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 192.4 million and 130.6 million shares issued and outstanding at February 2, 2014 and February 3, 2013, respectively	2	1
Paid-in capital	3,752	2,695
Accumulated deficit	(4,503)	(4,285)
Accumulated other comprehensive loss	(15)	(2)

Total stockholders' equity (deficit)	(764)	(1,591)

Total liabilities and stockholders' equity (deficit)	$6,324	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares					Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at January 30, 2011	130,560	(3)	$1	$2,659	$(2,563)	$(1)	$96

Net loss					(543)		(543)
Other comprehensive income (loss):
Foreign currency translation adjustment						(1)	(1)
Stock-based compensation				20			20

Balance at January 29, 2012	130,560	(3)	$1	$2,679	$(3,106)	$(2)	$(428)

Net loss					(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment						—	—
Shares issued under employee benefit plans	24		—	—			—
Repurchase of common stock		(3)	—	—			—
Stock-based compensation				16			16

Balance at February 3, 2013	130,584	(6)	$1	$2,695	$(4,285)	$(2)	$(1,591)

Net loss					(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment						(13)	(13)
Sale of common stock	61,170		1	1,038			1,039
Shares issued under employee benefit plans	628		—	4			4
Stock-based compensation				16			16
Other				(1)			(1)

Balance at February 2, 2014	192,382	(6)	$2	$3,752	$(4,503)	$(15)	$(764)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218)	$(1,179)	$(543)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	246	342	350
Provision for uncollectibles	4	4	13
Non-cash interest expense	30	123	183
Payment of interest and discounts upon extinguishment of PIK notes	(364)	(502)	—
Loss on extinguishment & modification of debt	87	709	—
Stock-based compensation expense	16	16	20
Deferred income taxes	54	(2)	76
Goodwill & other intangible asset impairment	—	152	—
Gain on sale of businesses	—	(12)	(9)
Other	3	(1)	6
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(68)	(102)	(170)
(Increase) decrease in inventories	(101)	(177)	(149)
(Increase) decrease in other current assets	—	(11)	(3)
(Increase) decrease in other assets	—	1	—
Increase (decrease) in accounts payable and accrued liabilities	(64)	(46)	58
Increase (decrease) in other long-term liabilities	8	4	3

Net cash provided by (used in) operating activities	(367)	(681)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131)	(115)	(115)
Proceeds from sales of property and equipment	8	17	4
Settlements (payments) for businesses acquired, net of cash acquired	3	(248)	(21)
Proceeds from sales of businesses	4	481	128
Purchase of investments	—	(1,921)	(23)
Proceeds from sale of investments	936	985	21
Other investing activities	—	1	—

Net cash provided by (used in) investing activities	820	(800)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	1,039	—	—
Proceeds from stock options exercised	4	—	—
Borrowings of long-term debt	79	6,365	—
Repayments of long-term debt	(1,624)	(5,024)	(10)
Borrowings on long-term revolver debt	858	1,301	1,053
Repayments on long-term revolver debt	(798)	(1,001)	(1,053)
Debt issuance and modification fees	(34)	(132)	—
Other financing activities	2	2	—

Net cash provided by (used in) financing activities	(474)	1,511	(10)

Effect of exchange rates on cash and cash equivalents	(5)	—	—

Increase (decrease) in cash and cash equivalents	$(26)	$30	$(181)
Cash and cash equivalents at beginning of period	141	111	292

Cash and cash equivalents at end of period	$115	$141	$111

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net Sales	$8,487	$7,943	$6,933
Cost of sales	6,015	5,644	4,942

Gross Profit	2,472	2,299	1,991
Operating expenses:
Selling, general and administrative	1,733	1,637	1,510
Depreciation and amortization	242	336	326
Restructuring	9	—	—
Goodwill and other intangible asset impairment	—	152	—

Total operating expenses	1,984	2,125	1,836
Operating Income (Loss)	488	174	155
Interest expense	528	658	639
Loss on extinguishment of debt	87	709	—
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (Loss) from Continuing Operations	(209)	(1,197)	(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net Income (Loss)	$(218)	$(1,179)	$(543)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	—	(1)

Total Comprehensive Income (Loss)	$(231)	$(1,179)	$(544)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2, 2014	February 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$111	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $18 and $23	1,046	1,008
Inventories	1,072	987
Deferred tax asset	7	42
Other current assets	63	49

Total current assets	2,299	3,163

Property and equipment, net	405	395
Goodwill	3,137	3,138
Intangible assets, net	338	473
Other assets	141	165

Total assets	$6,320	$7,334

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$664	$693
Accrued compensation and benefits	149	160
Current installments of long-term debt	10	899
Other current liabilities	270	291

Total current liabilities	1,093	2,043

Long-term debt, excluding current installments	5,534	6,430
Deferred tax liabilities	114	104
Other liabilities	347	348

Total liabilities	7,088	8,925

Stockholder's equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at February 2, 2014 and February 3, 2013	—	—
Paid-in capital	3,750	2,696
Accumulated deficit	(4,503)	(4,285)
Accumulated other comprehensive loss	(15)	(2)

Total stockholder's equity (deficit)	(768)	(1,591)

Total liabilities and stockholder's equity (deficit)	$6,320	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at January 30, 2011	$—	$2,660	$(2,563)	$(1)	$96

Net loss			(543)		(543)
Other comprehensive income (loss):
Foreign currency translation adjustment				(1)	(1)
Stock-based compensation		20			20

Balance at January 29, 2012	$—	$2,680	$(3,106)	$(2)	$(428)

Net loss			(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment				—	—
Stock-based compensation		16			16

Balance at February 3, 2013	$—	$2,696	$(4,285)	$(2)	$(1,591)

Net loss			(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Equity contribution		1,039			1,039
Stock-based compensation		16			16
Other		(1)			(1)

Balance at February 2, 2014	$—	$3,750	$(4,503)	$(15)	$(768)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218)	$(1,179)	$(543)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	246	342	350
Provision for uncollectibles	4	4	13
Non-cash interest expense	30	123	183
Payment of interest and discounts upon extinguishment of PIK notes	(364)	(502)	—
Loss on extinguishment of debt	87	709	—
Stock-based compensation expense	16	16	20
Deferred income taxes	54	(2)	76
Goodwill & other intangible asset impairment	—	152	—
Gain on sale of businesses	—	(12)	(9)
Other	3	(1)	6
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(68)	(102)	(170)
(Increase) decrease in inventories	(101)	(177)	(149)
(Increase) decrease in other current assets	—	(11)	(3)
(Increase) decrease in other assets	—	1	—
Increase (decrease) in accounts payable and accrued liabilities	(64)	(46)	58
Increase (decrease) in other long-term liabilities	8	4	3

Net cash provided by (used in) operating activities	(367)	(681)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131)	(115)	(115)
Proceeds from sales of property and equipment	8	17	4
Payments for businesses acquired, net of cash acquired	3	(248)	(21)
Proceeds from sales of businesses	4	481	128
Purchase of investments	—	(1,921)	(23)
Proceeds from sale of investments	936	985	21
Other investing activities	—	1	—

Net cash provided by (used in) investing activities	820	(800)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	1,039	—	—
Borrowings of long-term debt	79	6,365	—
Repayments of long-term debt	(1,624)	(5,024)	(10)
Borrowings on long-term revolver debt	858	1,301	1,053
Repayments on long-term revolver debt	(798)	(1,001)	(1,053)
Debt issuance and modification fees	(34)	(132)	—
Other financing activities	2	2	—

Net cash provided by (used in) financing activities	(478)	1,511	(10)

Effect of exchange rates on cash and cash equivalents	(5)	—	—

Increase (decrease) in cash and cash equivalents	$(30)	$30	$(181)
Cash and cash equivalents at beginning of period	141	111	292

Cash and cash equivalents at end of period	$111	$141	$111

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        HD Supply Holdings, Inc. ("Holdings") indirectly owns all of the outstanding common stock of HD Supply, Inc. ("HDS").

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through approximately 650 locations across 47 U.S. states and 7 Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has more than 15,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services include over one million stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

        HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and White Cap. Other operating segments include Crown Bolt, Repair & Remodel, Creative Touch Interiors ("CTI"), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Initial Public Offering

        On June 26, 2013, Holdings' Registration Statement (File No. 333-187872) was declared effective by the U.S. Securities and Exchange Commission (the "SEC") for an initial public offering of its common stock, par value $0.01 per share ("Common Stock"). Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million (including the payment to the Equity Sponsors, as defined below, of an aggregate transaction fee of approximately $11 million).

        The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS's outstanding 10.50% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes"), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date (See Note 6, Debt), and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See Note 4, Related Parties). The remaining net proceeds were used for general corporate purposes.

Basis of Presentation

        On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings' common stock, resulting in 130,583,916 shares of common stock issued, including 5,500 Treasury shares, and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

130,578,416 shares of common stock outstanding. Holdings' accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. There are no preferred shares issued or outstanding.

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

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 2, 2014 ("fiscal 2013") included 52 weeks, fiscal year ended February 3, 2013 ("fiscal 2012") included 53 weeks, and fiscal year ended January 29, 2012 ("fiscal 2011") included 52 weeks.

Estimates

        Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Actual results could differ from these estimates.

Cash and Cash Equivalents

        HD Supply considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

        Accounts receivable are evaluated for collectability based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of lien and bond rights. An allowance for doubtful accounts is estimated as a percentage of aged receivables. This estimate is periodically adjusted when management becomes aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in historical collection patterns.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories consist primarily of finished goods and are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving or weighted average cost method. Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of excess and obsolete inventories based on inventory aging, and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect declines in net realizable value below inventory carrying cost.

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At February 2, 2014 and February 3, 2013, vendor rebates due to HD Supply were $85 million and $66 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 45 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	2 - 10 years

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to six years. At February 2, 2014 and February 3, 2013, capitalized software costs totaled $79 million and $82 million, respectively, net of accumulated amortization of $156 million and $126 million, respectively. Amortization of capitalized software costs totaled $39 million, $30 million, and $28 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of a reporting unit has dropped below its carrying value. For the fiscal 2013, fiscal 2012 and fiscal 2011 annual impairment tests, the fair values of HD Supply's identified reporting units were estimated using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. There were no goodwill impairment charges recorded in fiscal 2013 and fiscal 2011. During fiscal 2012, the Company recorded a $150 million goodwill impairment charge. See Note 5, Goodwill and Intangible Assets, for a complete description of the Company's goodwill.

Impairment of Long-Lived Assets

        Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, undiscounted future cash flows over the remaining life of the asset are projected. If these projected cash flows are less than the carrying amount, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Judgments regarding the existence of impairment indicators are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 2, 2014 and February 3, 2013, reserves totaled approximately $93 million and $94 million, respectively.

Fair Value of Financial Instruments

        The carrying amounts of restricted and unrestricted cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company's long-term financial assets and liabilities are recorded at historical costs. See Note 7, Fair Value Measurements, for information on the fair value of long-term financial instruments.

Revenue Recognition

        HD Supply recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        HD Supply ships products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $86 million, $82 million, and $60 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $119 million, $115 million, and $94 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Concentration of Credit Risk

        The majority of HD Supply's sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of industries and the areas where they operate. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising HD Supply's customer base. HD Supply performs ongoing credit evaluations of its customers.

Leases

        Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standard Codification ("ASC ") 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. HD Supply conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. Capital leases currently in effect are not material.

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $35 million, $34 million, and $24 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Capitalized advertising costs related to direct response advertising were not material.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company provides for federal, state and foreign income taxes currently payable, as well as for those deferred due to temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

        The Company consists of corporations, limited liability companies and partnerships. All income tax expense (benefit) of the Company is recorded in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) with the offset recorded through the Company's current tax accounts, deferred tax accounts, or stockholder's equity account as appropriate.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes Net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income under U.S. GAAP. Adjustments to net income are for foreign currency translation adjustments.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries with a functional currency other than the U. S. dollar, primarily Canadian dollars, are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average exchange rate.

Stock-Based Compensation

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, Compensation—Stock Compensation, which requires the recognition of share-based compensation costs in the financial statements.

        On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        Comprehensive income: reclassifications—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's financial position or results of operations.

        Release of cumulative translation adjustment—In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company's financial position or results of operations.

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2—ACQUISITIONS

        HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACQUISITIONS (Continued)

acquisitions completed by HD Supply are reflected in the Company's consolidated financial statements from the date of acquisition forward.

        On December 3, 2012, the Company purchased substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP (collectively "Water Products") for approximately $48 million, net of subsequent settlements in fiscal 2013. These businesses distribute water, sewer, gas and related products, such as pipes, valves, fittings, hydrants, pumps and meters, and offer maintenance products and repair services primarily to municipalities and contractors. The businesses are operated as part of the Waterworks segment.

        On June 29, 2012, the Company purchased Peachtree Business Products LLC ("Peachtree") for approximately $196 million. Headquartered in Marietta, Georgia, Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of the Facilities Maintenance segment.

        In accordance with ASC 805, Business Combinations, the Company recorded the following assets and liabilities at fair value on the date of the Peachtree acquisition: $129 million in goodwill, $53 million in definite- lived intangible assets, $12 million in property & equipment, $8 million in net working capital assets and liabilities, and $6 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $47 million. The definite-lived intangible assets are primarily $50 million in customer relationships that will be amortized over a weighted-average period of 10.9 years.

        On May 2, 2011, the Company purchased substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. ("RAMSCO") for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the Waterworks segment.

NOTE 3—DISCONTINUED OPERATIONS

        In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company's HD Supply Canada business. The Company expects to record a loss on disposal of approximately $10 million to $25 million in fiscal 2014, which includes cash and non-cash charges.

        On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings ("IPVF") business to Shale-Inland Holdings, LLC. The Company received cash proceeds of approximately $477 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $12 million pre-tax gain in fiscal 2012.

        On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011. During the fiscal 2012, the Company paid an additional $1 million in transaction costs and received $4 million from escrow. During fiscal 2013, the Company received the remaining $4 million from escrow.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in fiscal 2011. During fiscal 2012, the Company received $1 million from escrow.

Summary Financial Information

        In accordance with ASC 205-20, Discontinued Operations, the results of the Litemor, IPVF, Plumbing/HVAC and SESCO/QUESCO operations and the gains on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$82	$219	$1,064
Gain on sales of discontinued operations	—	12	9
Income (loss) before provision for income taxes	(10)	18	19
Benefit for income taxes	1	—	—

Income (loss) from discontinued operations, net of tax	$(9)	$18	$19

        In accordance with ASC 205-20, the assets and liabilities of Litemor are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheet as of the date they are classified as a disposal group. At February 2, 2014, the assets and liabilities of Litemor included in the Consolidated Balance Sheet are comprised of $11 million of Receivables, $8 million of Inventory, and $1 million of other current assets, reported within "Other current assets", $1 million of Property & equipment, net, reported within "Other non-current assets", and $6 million of Accounts payable, $1 million of Accrued compensation & benefits, and $2 million of Other accrued expenses, reported within "Other current liabilities".

NOTE 4—RELATED PARTIES

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the "Equity Sponsors") formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. ("Home Depot") pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES (Continued)

Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

        After completion of Holdings' initial public offering on July 2, 2013, the Equity Sponsors continue to hold more than 50% of Holdings' common stock and Home Depot holds less than 10% of Holdings' common stock.

Equity Sponsors

        Consulting Agreements—In connection with the closing of the 2007 Transactions, HD Supply entered into consulting agreements with the Equity Sponsors, pursuant to which the Equity Sponsors provided HD Supply with financial advisory and management consulting services and HD Supply paid the Equity Sponsors a $5 million annual aggregate fee ("Sponsor Management Fee") and an aggregate fee equal to a specified percentage of the transaction value of certain types of transactions that HD Supply completes ("Sponsor Transaction Fee"), plus out-of-pocket expenses. The original term of these agreements ran through August 2017.

        As specified in the agreements, HD Supply paid the Equity Sponsors a Sponsor Transaction Fee of approximately $11 million as a result of HD Supply's initial public offering on July 2, 2013. The Sponsor Transaction Fee was considered an offering expense and, therefore, is presented as a reduction of proceeds from the initial public offering in the consolidated financial statements.

        On July 2, 2013, in connection with the initial public offering, HD Supply paid the Equity Sponsors an aggregate fee of approximately $18 million to terminate the consulting agreements. The termination fee represents the estimated net present value of the Sponsor Management Fee payments over the remaining term of the consulting agreements. This charge is included in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2013.

        During fiscal 2013, fiscal 2012, and fiscal 2011, the Company recorded $2 million, $5 million, and $5 million, respectively, of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Debt—Management of the Company has been informed that, as of February 2, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $37 million aggregate principal amount of HDS's Term Loans (as defined in Note 6, Debt). See Note 17, Subsequent Event, for additional information on HDS's Term Loans. During fiscal 2013 and fiscal 2012, HDS redeemed $889 million and $930 million, respectively, of its outstanding 2007 Senior Subordinated Notes (as defined in Note 6, Debt) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. Affiliates of certain of the Equity Sponsors owned approximately 39% of the 2007 Senior Subordinated Notes that were redeemed. During fiscal 2012, HDS issued and repurchased the April 2012 Senior Unsecured Notes (as defined in Note 6, Debt) to and from certain affiliates of the Equity Sponsors. See Note 6, Debt, for further information on these transactions.

        Purchases—HD Supply purchased product from affiliates of the Equity Sponsors for approximately $55 million, $57 million, and $60 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES (Continued)

Home Depot

        Sales—HD Supply derived revenue from the sale of products to Home Depot of $262 million, $296 million, and $275 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Accounts receivable from Home Depot were $29 million and $44 million at February 2, 2014 and February 3, 2013, respectively, and are included within Receivables in the accompanying Consolidated Balance Sheets.

        Strategic Agreement—On the date of the 2007 Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HD Supply's distribution services line of business. This agreement provided a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. On February 1, 2013, Crown Bolt and Home Depot agreed to an amendment and five-year extension of the strategic purchase agreement, which eliminated the minimum purchase requirement beginning in fiscal 2013, but retained Crown Bolt as the exclusive supplier of products purchased by Home Depot from Crown Bolt through January 31, 2020. Crown Bolt recorded $19 million and $20 million during fiscal 2012 and fiscal 2011, respectively, in Net sales in accordance with the minimum purchase requirement provisions of this strategic purchase agreement. Because the amendment was considered a triggering event, HD Supply performed an impairment analysis of goodwill and other intangible assets at Crown Bolt. As a result of the analysis, Crown Bolt recorded a $152 million non-cash impairment charge in fiscal 2012. For more information on this charge, see Note 5, Goodwill and Intangible Assets.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	February 2, 2014			February 3, 2013
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,876	(815)	1,061	1,876	(815)	1,061
Power Solutions	303	(99)	204	304	(99)	205
White Cap	183	(74)	109	183	(74)	109
Crown Bolt	215	(150)	65	215	(150)	65
Repair & Remodel	125	(30)	95	125	(30)	95
CTI	67	(67)	—	67	(67)	—

Total goodwill	$4,372	$(1,235)	$3,137	$4,373	$(1,235)	$3,138

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

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

        Under U.S. GAAP (ASC 350, Intangibles—Goodwill and Other), an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

        Under the two-step goodwill impairment test, the first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

        The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the "pro forma" business combination accounting as described above, exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under U.S. GAAP.

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

        The Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company's most recent long-range forecast and, for years beyond the forecast, the Company's estimates, which are based on estimated exit multiples ranging from seven and a half to eight times the final forecasted year earnings before interest, taxes, depreciation and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12.0% to 13.5%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

        There was no indication of impairment in any of the Company's reporting units during the fiscal 2013 and fiscal 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

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

        The following table presents the changes in goodwill for the fiscal years presented (amounts in millions).

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning Balance	$3,138	$3,151	$3,150
Acquisitions	—	138	12
Realization of tax deductible goodwill from a prior acquisition	—	(2)	(11)
Impairment	—	(150)	—
Translation & other adjustments	(1)	1	—

Ending Balance	$3,137	$3,138	$3,151

        The Company's discounted cash flow model is based on HD Supply's expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company's goodwill could be impaired.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

        HD Supply's intangible assets as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	As of February 2, 2014			As of February 3, 2013
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$929	$(733)	$196	$929	$(614)	$315
Strategic purchase agreement	166	(128)	38	166	(122)	44
Trade names	153	(50)	103	153	(41)	112
Other	2	(1)	1	2	—	2

Total	$1,250	$(912)	$338	$1,250	$(777)	$473

        During fiscal 2012, the Company recorded $71 million of intangible assets, primarily $66 million in customer relationship intangibles, as a result of the Peachtree and Water Products business acquisitions. The customer relationship intangible assets will be amortized over a weighted-average period of 10.9 years. The remaining intangible assets recorded will be amortized over a weighted-average period of 3.6 years.

        During fiscal 2011, the Company recorded $4 million of intangible assets, primarily customer relationship intangibles, as a result of the RAMSCO business acquisition. These intangibles will be amortized over a weighted-average amortization period of 5.6 years.

        As a result of the strategic purchase agreement amendment and extension with Home Depot, HD Supply performed an impairment analysis of the intangible asset assigned to the strategic purchase agreement. The analysis showed no indication of impairment of the intangible asset assigned to the strategic purchase agreement. The unamortized net book value of the intangible asset will be amortized over the remainder of the agreement, which is seven years. Additionally, Crown Bolt discontinued the use of a certain tradename. As a result, the related unamortized tradename intangible asset was written off, resulting in a $2 million impairment charge.

        Amortization expense for continuing operations related to intangible assets was $135 million, $243 million, and $244 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. During fiscal 2012, $516 million of customer relationship intangible assets became fully amortized. Estimated future amortization expense for continuing operations for intangible assets recorded as of February 2, 2014 is $105 million, $40 million, $39 million, $38 million and $20 million for fiscal years 2014 through 2018, respectively.

NOTE 6—DEBT

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its 10.5% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes") at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, Debt-Modifications and Extinguishments, HDS incurred a $44 million

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

        On June 28, 2013, HDS amended its Senior ABL Facility (as defined below) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred debt costs.

        On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. See Note 17, Subsequent Event, for information on prepayments under the February 2014 amendment of the Term Loan Facility. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 13.5% Senior Subordinated Notes due 2015 (the "2007 Senior Subordinated Notes") at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        On February 1, 2013, HDS issued $1,275 million aggregate principal amount of 7.5% Senior Unsecured Notes due 2020 (the "February 2013 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred $21 million in debt issuance costs, of which $19 million was paid as of February 3, 2013. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of HDS's outstanding April 2012 Senior Unsecured Notes (as defined below and issued to the Equity Sponsors), plus a $422 million make-whole premium calculated in accordance with the April 2012 Senior Unsecured Notes Indenture, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013. Also on February 1, 2013, the trustee for the April 2012 Senior

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes. As a result of these transactions, HDS incurred a $452 million loss on extinguishment, which included the make-whole premium, a $28 million write-off of unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

        On January 16, 2013, HDS issued $950 million aggregate principal amount of the January 2013 Senior Subordinated Notes at par. As a result of the issuance, the Company incurred $16 million in debt issuance costs, of which $15 million was paid as of February 3, 2013. The Company committed to use the net proceeds from the January 2013 Senior Subordinated Notes issuance to redeem all of its remaining $889 million outstanding 2007 Senior Subordinated Notes, subject to the required thirty-day notification period. As of February 3, 2013, the Company held $936 million in cash equivalents classified as Cash equivalents restricted for debt redemption in the Consolidated Balance Sheet for the redemption of $889 million of the 2007 Senior Subordinated Notes on February 8, 2013. The $936 million was used to redeem the 2007 Senior Subordinated Notes on February 8, 2013, as noted above.

        On October 15, 2012, HDS issued $1,000 million aggregate principal amount of 11.5% Senior Unsecured Notes due 2020 (the "October 2012 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred and paid $17 million in debt issuance costs. On November 8, 2012, HDS used the net proceeds from the October 2012 Senior Unsecured Notes issuance to redeem $930 million of its outstanding 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and to pay $23 million of accrued interest. As a result, HDS incurred a $37 million loss on extinguishment, which included a $31 million premium payment to redeem the 2007 Senior Subordinated Notes prior to maturity and $5 million to write-off the pro-rata portion of unamortized deferred debt costs.

Refinancing Transactions and Additional Notes

        On April 12, 2012, HDS consummated the following transactions (the "Refinancing Transactions") in connection with the refinancing of the senior portion of its debt structure:

  •
  the issuance of $950 million of its 8 1/8% Senior Secured First Priority Notes due 2019 (the "April 2012 First Priority Notes" and collectively with the Additional Notes (as defined below), the "First Priority Notes");

  •
  the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the "Second Priority Notes");

  •
  the issuance of approximately $757 million of 14.875% Senior Notes due 2020 (the "April 2012 Senior Unsecured Notes");

  •
  entry into a new senior term facility (the "Term Loan Facility") maturing in 2017 and providing for term loans in an aggregate principal amount of $1,000 million; and

  •
  entry into a new senior asset based lending facility (the "ABL Facility") maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under the borrowing base).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Unsecured Notes, the Term Loan Facility and the ABL Facility were used to (i) repay all amounts outstanding under HDS's then existing Senior Secured Credit Facility (the "2007 Senior Secured Credit Facility"), (ii) repay all amounts outstanding under HDS's then existing ABL Credit Facility (the "2007 ABL Credit Facility"), (iii) repurchase all of HDS's remaining outstanding 12.0% Senior Notes due 2014 (the "12.0% Senior Notes") and (iv) pay related fees and expenses.

        Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 12.0% Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Unsecured Notes.

        On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its 8 1/8% First Priority Notes due 2019 (the "Additional Notes") at a premium of 107.5%. At closing, HDS received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HDS previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019, all of which remains outstanding. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under HDS's ABL Facility.

        As a result of the Refinancing Transactions and the issuance of the Additional Notes, HDS incurred $80 million in debt issuance costs and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the 12.0% Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot's guarantee of HDS's payment obligations for principal and interest of term loans under the 2007 Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

Unamortized deferred debt costs

        In accordance with ASC 470, Debt, HDS determined that all of the redemption of 12.0% Senior Notes was an extinguishment as either the original note holders were unknown or the refinancing was considered a "substantial" change. As a result of the extinguishment, HDS wrote-off approximately $24 million in unamortized deferred financing charges associated with the 12.0% Senior Notes. Similarly, under ASC 470, approximately $834 million of the 2007 ABL Credit Facility and approximately $1,169 million of the 2007 Senior Secured Credit Facility were deemed extinguishments, with the remaining portions considered modifications. As a result of the extinguishment, HDS wrote-off approximately $22 million of $42 million in unamortized deferred financing charges associated with these credit agreements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        HDS's long-term debt as of February 2, 2014 and February 3, 2013 consisted of the following (dollars in millions):

	February 2, 2014		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$360	1.66	$300	1.96
Term Loans due 2017, net of unamortized discount of $19 million and $26 million	966	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $18 million and $21 million	1,268	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50

Total long-term debt	$5,544		$7,329
Less current installments	(10)		(899)

Long-term debt, excluding current installments	$5,534		$6,430

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 2, 2014, HDS had $938 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $59 million of borrowings available on qualifying cash balances).

        A portion of the ABL Facility is available for letters of credit and swingline loans. The ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the ABL Facility (including all incremental commitments).

        At HDS's option, the interest rates applicable to the loans under the ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The ABL Facility will mature on June 28, 2018 (or the maturity date of HDS's Term Loan Facility, if earlier); unless the individual applicable lenders agree to extend the maturity of their respective loans under the ABL Facility upon HDS's request and without the consent of any other applicable lender.

        The ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The ABL Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances as stipulated in the agreement.

        The ABL Facility is secured by a first-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayments

        The ABL Facility may be prepaid at HDS's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the ABL Facility.

Guarantees

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the ABL Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the ABL Facility (and, in the case of Canadian obligations, each direct and indirect wholly-owned Canadian subsidiary, subject to certain exceptions, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the ABL Facility).

        HDS's obligations under the ABL Facility and the guarantees thereof, are secured in favor of the U.S. ABL collateral agent, by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

        The Canadian obligations under the ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the First Priority Notes, the Second Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Facility.

        The ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured Term Loan Facility (the "Term Loan Facility"; the term loan thereunder, the "Term Loan") providing for a Term Loan in an original aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Term Loan bears interest at LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loan amortizes in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan and matures on October 12, 2017; provided that the individual applicable lenders may agree to extend the maturity of their respective Term Loans upon HDS's request and without the consent of any other applicable lender. See Note 17, Subsequent Event, for information on the amendment of the Term Loan Facility.

        The Term Loan Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The Term Loan Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances. The guarantee of each Subsidiary Guarantor is a senior secured obligation of that Subsidiary Guarantor and ranks equal in

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

right of payment with all existing and future senior indebtedness of that Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of such Subsidiary Guarantor.

Collateral

        The Term Loan Facility and the related guarantees are secured by a first-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Term Loan Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayment

        The Term Loans may be prepaid at any time without premium or penalty. See Note 17, Subsequent Event, for information on prepayments under the February 2014 amendment of the Term Loan Facility. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

  •
  100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 0% depending on the attainment of certain secured leverage ratio targets.

        In addition, upon the incurrence of certain events constituting a Change of Control (as defined in the credit agreement governing the Term Loan Facility (the "Term Loan Credit Agreement")), HDS must offer to prepay the Term Loans (unless otherwise repaid) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repayment date.

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

Covenants

        The Term Loan Facility contains a number of covenants that, among other things, limit the ability of HDS and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with HDS's affiliates; and prepay or amend the terms of certain indebtedness.

        The Term Loan Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Events of Default under the ABL Facility and Term Loan Facility

        The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

8 1/8% Senior Secured First Priority Notes due 2019

        HDS issued $950 million of First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "First Priority Indenture") among HDS, certain subsidiaries of HDS, as guarantors (the "Subsidiary Guarantors"), the Trustee, and the Note Collateral Agent. On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its First Priority Notes (the "Additional Notes") at a premium of 107.5%. The First Priority Notes bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The First Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

        The First Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the First Priority Indenture), other than an Excluded Subsidiary (as defined in the First Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the First Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the First Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the First Priority Indenture.

Collateral

        The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second priority security interest), including pledges of all Capital Stock of HDS's Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the First Priority Indenture) and Excluded Subsidiary Securities (as defined in the First Priority Indenture) (the "Cash Flow Priority Collateral").

        In addition, the First Priority Notes and the related guarantees are secured by a second-priority security interest in substantially all of HDS's and the Subsidiary Guarantors' present and future assets which secure HDS's obligations under the ABL Facility on a first priority basis, including accounts receivable, inventory and other related assets and all proceeds thereof, subject to permitted liens. Such assets are referred to as the "ABL Priority Collateral." (The Cash Flow Priority Collateral and the ABL Priority Collateral together are referred to herein as the "Collateral.")

Redemption

        HDS may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the First Priority Indenture and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2015	106.094%
2016	104.063%
2017	102.031%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the First Priority Notes with the proceeds of certain equity offerings at a redemption price of 108.125% of the principal amount in respect of the First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the First Priority Notes are redeemed, an aggregate principal amount of First Priority Notes equal to at least 50% of the original aggregate principal amount of First Priority Notes must remain outstanding immediately after each such redemption of First Priority Notes.

11% Senior Secured Second Priority Notes due 2020

        HDS issued $675 million aggregate principal amount of Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "Second Priority Indenture"), among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The Second Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The Second Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the Second Priority Indenture), other than an Excluded Subsidiary (as defined in the Second Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the Second Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the Second Priority Indenture.

Collateral

        The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Redemption

        HDS may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the Second Priority Notes are redeemed, an aggregate principal amount of Second Priority Notes equal to at least 50% of the original aggregate principal amount of Second Priority Notes must remain outstanding immediately after each such redemption of Second Priority Notes.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among the Company, certain subsidiaries of the Company as guarantors (the "Subsidiary Guarantors") and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The October 2012 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2012 Senior Notes Indenture.

Redemption

        HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 11.5% Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	105.750%
2017	102.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the October 2012 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 111.50% of the principal amount in respect of the October 2012 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the October 2012 Senior Unsecured Notes are redeemed, an aggregate principal amount of the October 2012 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the October 2012 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the October 2012 Senior Unsecured Notes.

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Notes under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The February 2013 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the February 2013 Senior Notes Indenture.

Redemption

        HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the February 2013 Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	103.750%
2017	101.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the February 2013 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 107.50% of the principal amount in respect of the February 2013 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the February 2013 Senior Unsecured Notes are redeemed, an aggregate principal amount of the February 2013 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the February 2013 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the February 2013 Senior Unsecured Notes.

14.875% Senior Unsecured Notes due 2020

        HDS issued approximately $757 million aggregate principal amount (net of $30 million of original issue discount) of 14.875% Senior Unsecured Notes under an Indenture, dated as of April 12, 2012 (the "April 2012 Senior Unsecured Notes Indenture"), among HDS, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The April 2012 Senior Unsecured Notes bore interest at a rate of 14.875% per annum and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

were scheduled to mature on October 12, 2020. Interest was to be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 were to be paid in kind ("PIK") and therefore increase the balance of the outstanding indebtedness rather than paid in cash. On October 12, 2012, HDS made a PIK payment of $56 million, increasing the outstanding principal balance to approximately $813 million.

        HDS was permitted to redeem the April 2012 Senior Unsecured Notes, in whole or in part, at any time prior to April 12, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 14.875% Senior Notes Indenture. On February 1, 2013, HDS repurchased the April 2012 Senior Unsecured Notes in accordance with the redemption provisions of the April 2012 Senior Unsecured Notes Indenture.

10.5% Senior Subordinated Notes due 2021

        HDS issued $950 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2021 ("January 2013 Senior Subordinated Notes") under an Indenture, dated as of January 16, 2013 ("January 2013 Senior Subordinated Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The January 2013 Senior Subordinated Notes bore interest at a rate of 10.5% per annum and were scheduled to mature on January 15, 2021. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year.

        HDS was permitted to redeem up to 100% of the aggregate principal amount the January 2013 Senior Subordinated Notes at any time on or before July 31, 2014 with funds in an equal aggregate amount not exceeding the aggregate proceeds of certain qualified public equity offerings at a redemption price (expressed as a percentage of principal amount) of 103% if such redemption occurred on or prior to January 31, 2014, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that if less than 100% of the January 2013 Senior Subordinated Notes are to be redeemed in any qualified public offering redemption, at least 33.33% of the original aggregate principal amount of January 2013 Senior Subordinated Notes must remain outstanding immediately after giving effect to such qualified public offering redemption. On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes in accordance with the redemption provisions of the January 2013 Senior Subordinated Notes Indenture.

First Priority Notes and Second Priority Notes (collectively the "Priority Notes"), October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the First Priority Indenture and Second Priority Indenture, collectively the "Priority Indentures," and the October 2012 Senior Unsecured Notes Indenture and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

circumstances, HDS must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

        The Priority Indentures and Senior Indentures contain covenants that, among other things, limit the ability of HDS and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with HDS's affiliates. Most of these covenants will cease to apply for so long as the Priority Notes and Senior Notes have investment grade ratings from both Moody's Investment Services, Inc. and Standard & Poor's. HDS is in compliance with all such covenants.

Events of Default

        The Priority Indentures and Senior Indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding Priority Notes and Senior Notes to be due and payable immediately. The Priority Indentures and Senior Indentures also provide for specified cross default and cross acceleration to other material indebtedness.

Registration Rights Agreements

        On February 5, 2013, HDS executed the offer to exchange outstanding First Priority Notes with registered First Priority Notes, outstanding Second Priority Notes with registered Second Priority Notes, outstanding October 2012 Senior Notes with registered October 2012 Senior Notes and outstanding January 2013 Senior Subordinated Notes with registered January 2013 Senior Subordinated Notes. The exchange offers closed in the first quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offers tendered.

        On October 18, 2013, HDS executed the offer to exchange outstanding February 2013 Senior Unsecured Notes with registered February 2013 Senior Unsecured Notes. The exchange offer closed in the fourth quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offer tendered.

13.5% Senior Subordinated Notes due 2015

        On August 30, 2007, HDS issued $1,300 million aggregate principal amount of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the "2007 Senior Subordinated Notes"). Interest payments were due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind ("PIK") and therefore increased the balance of the outstanding indebtedness rather than paid in cash.

        On May 15, 2012, HDS repurchased $1 million aggregate principal of its 2007 Senior Subordinated Notes at a price of 97% plus accrued interest. On November 8, 2012, HDS redeemed $930 million

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest. On February 8, 2013, HDS redeemed the remaining $889 million aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest.

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at February 2, 2014 are summarized below (amounts in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$10	$10	$10	$10	$1,305	$4,200	$5,545

NOTE 7—FAIR VALUE MEASUREMENTS

        The fair value measurements and disclosure principles of GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3—Unobservable inputs in which little or no market activity exists.

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of February 2, 2014 and February 3, 2013 (amounts in millions):

	As of February 2, 2014		As of February 3, 2013
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$360	$351	$300	$292
Term Loans and Notes	5,185	5,737	7,034	7,573

Total	$5,545	$6,088	$7,334	$7,865

(1)
These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts or premiums.

        The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt. Management's fair value estimates were based on quoted prices for recent trades of HDS's long-term debt, recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
United States	$(171)	$(1,210)	$(503)
Foreign	24	17	20

Total	$(147)	$(1,193)	$(483)

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Current:
Federal	$—	$—	$—
State	4	3	3
Foreign	4	3	—

	8	6	3
Deferred:
Federal	48	(3)	64
State	5	(1)	6
Foreign	1	—	(5)
Foreign realization of tax deductible goodwill from prior acquisitions	—	2	11

	54	(2)	76

Total	$62	$4	$79

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2013, fiscal 2012, and fiscal 2011 was approximately (42.2%), (0.3%), and (16.4%), respectively.

        The Company's effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company's fiscal 2013, fiscal 2012, and fiscal 2011 effective tax rates were significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2013, fiscal 2012 and fiscal 2011 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company's U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The fiscal 2012 effective tax rate was also impacted by the goodwill impairment of an indefinite life intangible asset for book purposes. The fiscal 2012 goodwill impairment created a deferred tax asset which reduced the fiscal 2012 tax expense by decreasing the deferred tax liability associated with indefinite life intangibles which prior to the impairment could not serve as a source of taxable income. In addition, the tax expense for fiscal 2012 was also reduced by an adjustment to the Company's valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition.

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2013, fiscal 2012, and fiscal 2011 is as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Income taxes at federal statutory rate	$(51)	$(419)	$(169)
State income taxes, net of federal income tax benefit	(5)	(53)	(24)
Foreign rate differential	(2)	(2)	(2)
Non-deductible goodwill impairment	—	17	—
Non-deductible interest	—	14	15
Valuation allowance	113	442	259
Adjustments to tax reserves	8	(1)	12
Other, net	(1)	6	(12)

Total provision (benefit)	$62	$4	$79

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 2, 2014 and February 3, 2013 were as follows (amounts in millions):

	February 2, 2014	February 3, 2013
Current:
Deferred Tax Assets:
Interest	$—	$131
Allowance for doubtful accounts	7	9
Inventory	42	37
Accrued compensation	3	1
Accrued self-insurance liabilities	3	5
Restructuring liabilities	4	4
Net operating loss	80	—
Other accrued liabilities	21	23
Other	2	—
Valuation allowance	(138)	(167)

Current deferred tax assets	24	43
Deferred Tax Liabilities:
Prepaid expense	$(3)	$(1)
Income from discharge of indebtedness	(14)	—

Current deferred tax liabilities	(17)	(1)
Noncurrent:
Deferred Tax Assets:
Accrued compensation	33	33
Accrued self-insurance liabilities	13	13
Other accrued liabilities	5	7
Deferred revenue	7	8
Restructuring liabilities	26	29
Net operating loss	921	830
Fixed assets	15	23
Interest	17	13
Other	10	9
Valuation allowance	(858)	(758)

Noncurrent deferred tax assets	189	207
Deferred Tax Liabilities:
Deferred Financing Costs	$(25)	$(8)
Software costs	(20)	(25)
Intangible assets	(189)	(193)
Income from discharge of indebtedness	(65)	(80)

Noncurrent deferred tax liabilities	(299)	(306)

Deferred tax assets (liabilities), net	$(103)	$(57)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The Company reported $4 million of long-term deferred tax assets related to its Canadian business within other assets on its balance sheet for fiscal 2013. The Company reported $6 million of long-term deferred tax assets related to its Canadian business within other assets on its balance sheet for fiscal 2012.

        In fiscal 2013, the Company recorded a valuation allowance on its total U.S. operations of $113 million related to continuing operations and $3 million related to discontinued operations. In fiscal 2012, the Company recorded a valuation allowance on its total U.S. operations of $434 million of which $442 million related to continuing operations which was reduced by $8 million for discontinued operations. In fiscal 2011, the Company recorded a valuation allowance on its total U.S. operations of $252 million of which $259 million related to continuing operations which was reduced by $7 million for discontinued operations. The Company records a valuation allowance when it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, the Company considers the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carryforwards, taxable income in prior carryback years and tax planning strategies.

        The Company has designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. In fiscal 2013, the Company did not repatriate cash from its foreign operations to the U.S. If the company had repatriated cash to the U.S., no additional income tax expense would have been generated. In fiscal 2012, the Company repatriated $29 million of cash which resulted in $3 million of income tax expense in the U.S. In fiscal 2011, the Company did not repatriate cash from its foreign operations to the U.S. If the company had repatriated cash to the U.S., no additional income tax expense would have been generated. In general, to the extent the Company's financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided for, as they are essentially permanent in duration. If these amounts were not considered reinvested, it is estimated that no additional deferred taxes would have been provided for.

        As of February 2, 2014, the Company has tax-effected U.S. federal net operating loss carryforwards of $810 million which expire beginning in fiscal 2029. The Company also has $197 million of tax effected state net operating loss carryfowards which expire in various years between fiscal 2014 and fiscal 2034. During fiscal 2012, the Company generated a capital gain from the sale of the IPVF business. The capital gain allowed the Company to fully utilize the fiscal 2011 capital loss carryforward of $10 million associated with the Company's exit from the Plumbing business. The future utilization of the Company's net operating loss carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years).

        Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2013. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in fiscal 2013 due to net operating loss carryforwards, these "windfall" tax benefits are not reflected in our net operating losses in deferred tax assets for fiscal 2013. Windfall included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2013 are $1 million.

        For fiscal 2013, the Company recorded a $1 million net income tax benefit related to discontinued operations in its Canadian business. There was no net income tax benefit or expense included in discontinued operations in fiscal 2012 or fiscal 2011.

        Federal, state and foreign income taxes net current receivable (payable) total $1 million and zero as of February 2, 2014 and February 3, 2013, respectively.

Accounting for uncertain tax positions

        The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending amount of unrecognized tax benefits for continuing operations for fiscal 2013, fiscal 2012, and fiscal 2011 is as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Unrecognized Tax Benefits beginning of period	$193	$196	$192
Gross increases for tax positions in current period	—	—	—
Gross increases for tax positions in prior period	—	2	6
Gross decreases for tax positions in prior period	—	0	—
Settlements	—	(1)	(1)
Lapse of statutes	(1)	(4)	(1)

Unrecognized Tax Benefits end of period	$192	$193	$196

        There are $192 million, $193 million, and $196 million of unrecognized tax benefits included in the balance at February 2, 2014, February 3, 2013, and January 29, 2012, respectively, whose resolution could affect the annual effective income tax rate.

        The Company accrued $5 million, $3 million, and $5 million of net interest and penalties related to unrecognized tax benefits for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at February 2, 2014, February 3, 2013, and January 29, 2012, was $27 million, $22 million, and $19 million, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

        The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service ("IRS"). Management regularly assesses the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company's tax years 2006 and forward remain open for audit by the IRS and various state governments.

        Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $3 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations.

        See Note 13, Commitments and Contingencies, for discussion on the IRS audit of the Company's U.S. federal income tax returns.

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July, with the first offering period commenced on January 1, 2014. Two million shares are authorized for issuance under the ESPP, and these shares were registered on July 2, 2013.

Stock Options

        Under the terms of the Plan and the Stock Incentive Plan (collectively, the "HDS Plans"), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings' stock on the date of the grant. Prior to Holdings' initial public offering, the fair market value of the stock was determined by the Board of Directors of Holdings based on such factors as it deemed appropriate, including but not limited to the earnings and other financial and operating information of the Company in recent periods, the potential value of the Company as a whole, the future prospects of the Company and the industries in which it competes, the history and management of the Company, the general condition of the securities markets, the fair market value of securities of companies engaged in businesses similar to those of the Company, and any recent valuation of the common stock of Holdings that was performed by an independent valuation firm (although the Board of Directors of Holding was not obligated to obtain such a valuation).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        The non-qualified stock options under the HDS Plans generally vest at the rate of 20% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant.

        In connection with Holdings' initial public offering, Holdings granted an aggregate 929,900 options to its senior management. The options have an exercise price of $18.00, vest on the third anniversary of the June 26, 2013 grant date, and have an estimated fair value of $10.25 per option. The Company expects to record approximately $9 million of stock-based compensation for the options over the options' vesting period.

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at January 30, 2011	9,233	$15.38
Granted	6,242	9.24
Exercised	—	—
Canceled	(707)	13.26

Outstanding at January 29, 2012	14,768	$12.88

Granted	947	16.18
Exercised	(24)	14.68
Canceled	(873)	14.68

Outstanding at February 3, 2013	14,818	$13.00

Granted	930	18.00
Exercised	(312)	12.02
Canceled	(426)	13.91

Outstanding at February 2, 2014	15,010	$13.30

        During fiscal 2013, the total intrinsic value of options exercised was approximately $4 million. As of February 2, 2014, there were approximately 15 million stock options outstanding with a weighted average remaining life of 6.6 years and an aggregate intrinsic value of approximately $123 million. As of February 2, 2014, there were approximately 5.2 million options exercisable with a weighted average exercise price of $15.41, a weighted average remaining life of 5.7 years and an aggregate intrinsic value of approximately $32 million. As of February 2, 2014, there were approximately 14 million options vested or expected to ultimately vest with a weighted average exercise price of $13.29, a weighted average remaining life of 6.6 years, and an aggregate intrinsic value of approximately $115 million.

        The estimated fair value of the options when granted is amortized to expense over the options' vesting or required service period. The fair value for these options was estimated by management, after considering a third-party valuation specialist's assessment, at the date of grant based on the expected

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

life of the option and historical exercise experience, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Risk-free interest rate	1.8%	1.1%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	58.3%	47.6%	46.0%
Expected option life in years	6.5	6.5	6.6

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD Supply's competitors over the expected life of the HD Supply options. These volatilities were weighted by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply and then adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. The weighted-average fair value of each option granted during fiscal 2013, fiscal 2012, and fiscal 2011 was $10.25, $4.82, and $3.98, respectively. HD Supply recognized $16 million, $16 million, and $20 million of stock-based compensation expense related to stock options, included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), during fiscal 2013, fiscal 2012, and fiscal 2011, respectively. As of February 2, 2014 the unamortized compensation expense related to stock options was $14 million and was expected to be recognized over a period of 3.8 years.

Restricted Stock and Restricted Stock Units

        Restricted stock awards granted under the Plan are settled by issuing shares of common stock at the vesting date. Generally, the restricted stock vests on a pro rata basis on each of the first five anniversaries of the grant, except in the case of death or disability, in which case the restricted stock vests as of the date of the event. The grant date fair value of the restricted stock is expensed over the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights.

        On June 26, 2013, Holdings granted an aggregate 331,431 shares of restricted stock to certain employees. The restricted stock vests in five equal annual installments on each of the first through fifth anniversaries of May 9, 2013. The Company expects to record approximately $6 million of stock-based compensation for the restricted stock over the restricted stock's vesting period. As of February 2, 2014, 315,131 shares of restricted stock remain outstanding. There have been no other restricted stock awards granted. The shares represented by the restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        During fiscal 2013, Holdings granted an aggregate of 47,223 restricted stock units to members of the Board of Directors. These awards vest on the earlier of the one-year anniversary of the grant date, the next annual meeting after the grant date, or a change in control. The Company expects to record approximately $1 million of stock-based compensation for the restricted stock units over the restricted stock units' vesting period. As of February 2, 2014, 38,105 restricted stock units remain outstanding. There have been no other restricted stock units granted.

Employee Benefit Plans

        HD Supply offers a comprehensive Health & Welfare Benefits Program which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Health & Welfare Benefits program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts.

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees' contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period or after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid $17 million, $15 million, and $7 million during fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

NOTE 10—EARNINGS (LOSS) PER COMMON SHARE

        The following earnings (loss) per common share is provided for Holdings.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS (LOSS) PER COMMON SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock (in millions, except per share and share data):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Income (loss) from continuing operations	$(209)	$(1,197)	$(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net income (loss)	$(218)	$(1,179)	$(543)

Weighted average common shares outstanding(1)
Basic and Diluted (in thousands)	166,905	130,561	130,557
Basic and Diluted earnings (loss) per share(2):
Income (loss) from continuing operations	$(1.25)	$(9.17)	$(4.30)
Income (loss) from discontinued operations, net of tax	$(0.05)	$0.14	$0.15

Net income (loss)	$(1.31)	$(9.03)	$(4.16)

(1)
Weighted average common shares outstanding in fiscal 2013 reflect 130.6 million shares outstanding on February 3, 2013 and the issuance of 61 million shares on July 2, 2013 for Holdings' initial public offering.

(2)
May not foot due to rounding.

        The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Stock options	15,010	14,818	14,769
Restricted stock & restricted stock units	353	—	—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Trade receivables, net of allowance for doubtful accounts	$947	$926
Vendor rebate receivables	85	66
Other receivables	14	16

Total receivables, net	$1,046	$1,008

Property and Equipment

        Property and equipment as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Land	$34	$37
Buildings and improvements	219	201
Transportation equipment	72	60
Furniture, fixtures and equipment	325	301
Capitalized software	235	208
Construction in progress	42	38

	927	845
Less accumulated depreciation & amortization	(522)	(450)

Property and equipment, net	$405	$395

Other Current Liabilities

        Other current liabilities as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Accrued interest	$118	$147
Accrued non-income taxes	32	34
Other	120	110

Total other current liabilities	$270	$291

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $527 million, $621 million, and $356 million, respectively. Additionally, during fiscal 2013, the Company paid $364 million of original issue discounts and paid-in-kind ("PIK") interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans, and during fiscal 2012, the Company paid $502 million of original issue discounts and PIK interest related to the extinguishment of all of the April 2012 Senior Unsecured Notes and $930 million of 2007 Senior Subordinated Notes.

        Cash paid for income taxes, net of refunds, in fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $8 million, $1 million net payment, and $5 million net payment, respectively.

Significant Non-Cash Transactions

        Interest payments on the April 2012 Senior Unsecured Notes were due each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 should be paid in kind and therefore increase the balance of the outstanding indebtedness rather than paid in cash. The Company made non-cash PIK interest payments during fiscal 2012 of $56 million, increasing the outstanding principal balance of the April 2012 Senior Unsecured Notes.

        Interest payments on the 2007 Senior Subordinated Notes were due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind. The Company made non-cash PIK interest payments during fiscal 2011 of $223 million increasing the outstanding balance of the 2007 Senior Subordinated Notes.

NOTE 12—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2013 Plan

        During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction of approximately 150 employees in the Power Solutions business, global support center and, to a lesser extent, its other businesses. As a result, the Company recorded a restructuring charge of $12 million, which included $9 million for employee-related charges, primarily severance, and $3 million for inventory liquidation related to discontinued products at Power Solutions. The inventory liquidation charges were recorded to Cost of sales and all other restructuring charges were recorded to operating expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss). During fiscal 2014, the Company expects to record restructuring charges of approximately $3 million to $5 million for additional restructuring activities under this plan, including the consolidation of six White Cap branches into three branches. The Company expects the costs of these restructuring actions will be recovered through cost savings in less than one year. Payments of the employee-related cash charges are expected to be completed within fiscal 2014.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES (Continued)

Fiscal 2007—Fiscal 2009 Plans

        Concurrent with the 2007 Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during fiscal years 2008 and 2009, management initiated additional plans to restructure its business, which included evaluating opportunities to consolidate branches, reduce costs, more efficiently employ working capital and streamline activities. Under these plans, which were completed in fiscal 2010, management closed or consolidated 235 branches and reduced workforce personnel by approximately 5,000 employees. The Company does not expect to incur additional restructuring charges under these plans.

        The remaining liability balances for these plans represents the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches. The Company regularly reviews the assumptions used to estimate these liabilities. The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

Balance—January 30, 2011	$53
Charges, net of reductions	2
Cash payments	(15)

Balance—January 29, 2012	$40

Charges, net of reductions	(4)
Cash payments	(14)
Other	(1)

Balance—February 3, 2013	$21

Charges, net of reductions	(1)
Cash payments	(4)

Balance—February 2, 2014	$16

        As of February 2, 2014, approximately $5 million of the liability balances for the branch closure and consolidation activities is classified as a current liability on the Company's Consolidated Balance Sheet. Payments for occupancy costs are expected to be substantially complete over the next four years, with certain property lease obligations extending out as far as ten years. The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. In addition, the Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements. Due to favorable lease and property dispositions, during fiscal 2013, the Company reduced the liability by $1 million and during fiscal 2012, the Company reduced the liability by $4 million, $2 million of which was recorded to continuing operations and $2 million of which was recorded as Income from discontinued operations, net in the Consolidated Statement of Operations and Comprehensive Income (Loss).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $142 million, $130 million, and $141 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Capital leases currently in effect are not material.

        Future minimum aggregate rental payments under non-cancelable operating leases as of February 2, 2014 are as follows (amounts in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$134	115	96	73	52	91	$561

        The Company subleases certain leased facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases as of February 2, 2014 are approximately $18 million. These subleases expire at various dates through the year 2023.

Purchase Obligations

        As of February 2, 2014, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $691 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2014 for these obligations.

Internal Revenue Service

        HD Supply carried back tax net operating losses ("NOL") from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot's U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the "Agreement") between HD Supply and Home Depot, Home Depot paid HD Supply the refund proceeds resulting from the NOL carrybacks.

        In connection with an audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. In May 2012, the IRS issued a formal Revenue Agent's Report ("RAR") challenging approximately $299 million (excluding interest) of the cash refunds resulting from HD Supply's NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from HD Supply's carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million. As of February 2, 2014, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $20 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in its deferred tax assets by approximately $63 million before any valuation allowance.

        The Company believes that its positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, HD Supply has challenged the proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS. During the administrative appeal period and as allowed under statute, the Company intends to vigorously defend its positions rather than pay any amount related to the proposed adjustments. In the event of an unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount related to the proposed adjustments to Home Depot pursuant to the terms of the Agreement (or to the IRS), the Company's cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

        See Note 8, Income Taxes, for further disclosures on the Company's income taxes.

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

NOTE 14—SEGMENT INFORMATION

        HD Supply's operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for HD Supply Canada, which is organized based on geographic location and Corporate, which provides general corporate overhead support. Both HD Supply Canada and Corporate are included within "Corporate & Other."

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply's ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

        HD Supply has four reportable segments, each of which is presented below:

  •
  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations ("MRO") products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

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

        In addition to the reportable segments, the Company's consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors ("CTI"), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders' hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets, operating across seven Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2013
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$2,331	$434	$45	$81	$2,433	$42
Waterworks	2,227	173	10	4	1,585	12
Power Solutions	1,843	76	7	18	818	12
White Cap	1,293	79	16	20	557	25
Corporate & Other	793	2	32	12	931	39

Total continuing operations	$8,487	$764	$110	$135	$6,324	$130

	Fiscal Year 2012
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$2,182	$389	$39	$79	$2,463	$35
Waterworks	2,028	137	10	96	1,562	12
Power Solutions	1,787	72	7	18	816	4
White Cap	1,178	56	12	20	521	22
Corporate & Other	768	31	28	30	1,972	41

Total continuing operations	$7,943	$685	$96	$243	$7,334	$114

	Fiscal Year 2011
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$1,870	$318	$30	$75	$2,264	$32
Waterworks	1,772	112	5	95	1,562	5
Power Solutions	1,625	50	5	20	775	5
White Cap	981	17	14	19	481	16
Corporate & Other	685	11	30	35	1,656	51

Total continuing operations	$6,933	$508	$84	$244	$6,738	$109

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total Adjusted EBITDA	$764	$685	$508
Depreciation and amortization	245	339	328
Stock-based compensation	16	16	20
Management fees and expenses	2	5	5
Restructuring	12	—	—
Goodwill & other intangible asset impairment	—	152	—
Other	1	(1)	—

Operating income	488	174	155
Interest expense	528	658	639
Loss on extinguishment & modification of debt	87	709
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (loss) from continuing operations	$(209)	$(1,197)	$(562)

        Net sales for HD Supply outside the United States, primarily Canada, were $414 million, $336 million, and $366 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $19 million and $16 million as of February 2, 2014 and February 3, 2013, respectively.

NOTE 15—GUARANTOR SUBSIDIARIES

        HDS (the "Debt Issuer") currently has outstanding First Priority Notes, Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the "Notes") guaranteed by certain of its subsidiaries (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada and a non-operating subsidiary in the United States that previously held an investment of HDS's 2007 Senior Subordinated Notes, which was eliminated in consolidation. During fiscal 2012, the investment in the 2007 Senior Subordinated Notes was contributed to the Debt Issuer in a non-cash transaction. The Debt Issuer retired this portion of the 2007 Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

        In connection with the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

Holdings

        Under the terms of the agreements governing the Notes issued by HDS, the Term Loan Facility entered into by HDS, and the Senior ABL Facility entered into by HDS and certain of its subsidiaries, HDS and substantially all of its existing and future 100%-owned U.S. subsidiaries are significantly restricted from making dividend payments, loans or advances to Holdings. These restrictions result in substantially all of the net assets of Holdings' 100%-owned U.S. subsidiaries being restricted (as defined in Rule 4-08(e)(3) of Regulation S-X).

        In lieu of Schedule I, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows of Holdings are included in the tables below.

        The condensed parent company financial information of Holdings has been provided in accordance with the rules and regulations of the SEC and should be read in conjunction with the Consolidated Financial Statements of Holdings and its subsidiaries. Pursuant to the SEC rules and regulations, the condensed parent company financial information does not include all of the financial information and notes normally included with financial statements prepared in accordance with GAAP.

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2013, fiscal 2012 or fiscal 2011.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year 2013
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$8,092	$397	$(2)	$8,487	$—
Cost of sales	—	5,718	298	(1)	6,015	—

Gross Profit	—	2,374	99	(1)	2,472	—
Operating expenses:
Selling, general and administrative	62	1,600	72	(1)	1,733	—
Depreciation and amortization	16	224	2	—	242	—
Restructuring	3	6	—	—	9	—

Total operating expenses	81	1,830	74	(1)	1,984	—
Operating Income (Loss)	(81)	544	25	—	488	—
Interest expense	530	293	1	(296)	528	—
Interest (income)	(293)	(3)	—	296	—	—
Net (earnings) loss of equity affiliates	(348)	—	—	348	—	218
Loss on extinguishment & modification of debt	87	—	—	—	87
Other income (expense), net	20	—	—	—	20	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(77)	254	24	(348)	(147)	(218)
Provision (benefit) for income taxes	141	(84)	5	—	62	—

Income (Loss) from Continuing Operations	(218)	338	19	(348)	(209)	(218)
Income (loss) from discontinued operations, net of tax	—	(6)	(3)	—	(9)	—

Net Income (Loss)	$(218)	$332	$16	$(348)	$(218)	$(218)

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(231)	$332	$3	$(335)	$(231)	$(231)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Fiscal Year 2012
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,608	$336	$(1)	$7,943	$—
Cost of sales	—	5,398	246	—	5,644	—

Gross Profit	—	2,210	90	(1)	2,299	—
Operating expenses:
Selling, general and administrative	64	1,504	70	(1)	1,637	—
Depreciation and amortization	13	321	2	—	336	—
Goodwill & other intangible asset impairment	—	152	—	—	152	—

Total operating expenses	77	1,977	72	(1)	2,125	—
Operating Income (Loss)	(77)	233	18	—	174	—
Interest expense	715	301	1	(359)	658	—
Interest (income)	(302)	(3)	(54)	359	—	—
Net (earnings) loss of equity affiliates	14	—	—	(14)	—	1,179
Loss on extinguishment of debt	709	—	—	—	709	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(1,213)	(65)	71	14	(1,193)	(1,179)
Provision (benefit) for income taxes	(22)	—	26	—	4	—

Income (Loss) from Continuing Operations	(1,191)	(65)	45	14	(1,197)	(1,179)
Income (loss) from discontinued operations, net of tax	12	8	(2)	—	18	—

Net Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

Other comprehensive income—foreign currency translation adjustment	—	—	—	—	—	—

Total Comprehensive Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Fiscal Year 2011
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$6,630	$303	$—	$6,933	$—
Cost of sales	—	4,720	222	—	4,942	—

Gross Profit	—	1,910	81	—	1,991	—
Operating expenses:
Selling, general and administrative	78	1,372	60	—	1,510	—
Depreciation and amortization	12	313	1	—	326	—

Total operating expenses	90	1,685	61	—	1,836	—
Operating Income (Loss)	(90)	225	20	—	155	—
Interest expense	722	298	1	(382)	639	—
Interest (income)	(299)	(3)	(80)	382	—	—
Net (earnings) loss of equity affiliates	30	—	(1)	(30)	(1)	543

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(543)	(70)	100	30	(483)	(543)
Provision (benefit) for income taxes	32	10	37	—	79	—

Income (Loss) from Continuing Operations	(575)	(80)	63	30	(562)	(543)
Income (loss) from discontinued operations, net of tax	32	(15)	2	—	19	—

Net Income (Loss)	$(543)	$(95)	$65	$30	$(543)	$(543)

Other comprehensive income—foreign currency translation adjustment	(1)	—	(1)	1	(1)	(1)

Total Comprehensive Income (Loss)	$(544)	$(95)	$64	$31	$(544)	$(544)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of February 2, 2014
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$53	$17	$41	$—	$111	$4
Receivables, net	2	984	60	—	1,046	—
Inventories	—	1,024	48	—	1,072	—
Deferred tax asset	—	58	1	(52)	7	—
Other current assets	15	26	22	—	63	—

Total current assets	70	2,109	172	(52)	2,299	4

Property and equipment, net	60	341	4	—	405	—
Goodwill	—	3,132	5	—	3,137	—
Intangible assets, net	—	335	3	—	338	—
Deferred tax asset	40	—	5	(40)	5	—
Investment in subsidiaries	3,452	—	—	(3,452)	—	(768)
Intercompany notes receivable	2,192	605	—	(2,797)	—	—
Other assets	128	6	2	—	136	—

Total assets	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$618	$35	$—	$664	$—
Accrued compensation and benefits	45	98	6	—	149	—
Current installments of long-term debt	10	—	—	—	10	—
Deferred tax liabilities	50	—	—	(50)	—	—
Other current liabilities	148	103	19	—	270	—

Total current liabilities	264	819	60	(50)	1,093	—

Long-term debt, excluding current installments	5,534	—	—	—	5,534	—
Deferred tax liabilities	—	156	—	(42)	114	—
Intercompany notes payable	605	2,192	—	(2,797)	—	—
Other liabilities	307	34	6	—	347	—

Total liabilities	6,710	3,201	66	(2,889)	7,088	—

Stockholders' equity (deficit)	(768)	3,327	125	(3,452)	(768)	(764)

Total liabilities and stockholders' equity (deficit)	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	As of February 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$91	$15	$35	$—	$141	$—
Cash equivalents restricted for debt redemption	936	—	—	—	936	—
Receivables, net	4	937	67	—	1,008	—
Inventories	—	928	59	—	987	—
Deferred tax asset	—	48	1	(7)	42	—
Intercompany receivable	—	1	—	(1)	—	—
Other current assets	9	37	3	—	49	—

Total current assets	1,040	1,966	165	(8)	3,163	—

Property and equipment, net	66	323	6	—	395	—
Goodwill	—	3,132	6	—	3,138	—
Intangible assets, net	—	469	4	—	473	—
Deferred tax asset	48	—	6	(48)	6	—
Investment in subsidiaries	2,854	—	—	(2,854)	—	(1,591)
Intercompany notes receivable	2,774	634	—	(3,408)	—	—
Other assets	153	6	—	—	159	—

Total assets	$6,935	$6,530	$187	$(6,318)	$7,334	$(1,591)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$638	$41	$—	$693	$—
Accrued compensation and benefits	46	108	6	—	160	—
Current installments of long-term debt	899	—	—	—	899	—
Deferred tax liabilities	7	—	—	(7)	—	—
Intercompany payable	—	—	1	(1)	—	—
Other current liabilities	183	98	10	—	291	—

Total current liabilities	1,149	844	58	(8)	2,043	—

Long-term debt, excluding current installments	6,430	—	—	—	6,430	—
Deferred tax liabilities	—	152	—	(48)	104	—
Intercompany notes payable	634	2,774	—	(3,408)	—	—
Other liabilities	313	28	7	—	348	—

Total liabilities	8,526	3,798	65	(3,464)	8,925	—

Stockholders' equity (deficit)	(1,591)	2,732	122	(2,854)	(1,591)	(1,591)

Total liabilities and stockholders' equity (deficit)	$6,935	$6,530	$187	$(6,318)	$7,334	$(1,591)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal 2013
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(452)	$72	$13	$—	$(367)	$—

Cash flows from investing activities
Capital expenditures	(20)	(109)	(2)	—	(131)	—
Proceeds from sale of property and equipment	—	8	—	—	8	—
Proceeds from sale of a business	4	—	—	—	4	—
Settlement of acquisition of a business	—	3	—	—	3	—
Proceeds from sale of investments	936	—	—	—	936	—
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—	(1,039)
Proceeds from (payments of) intercompany notes	—	30	—	(30)	—	—

Net cash flows from investing activities	922	(68)	(2)	(32)	820	(1,039)

Cash flows from financing activities
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	—	—	—	—	1,039
Proceeds from stock options exercised	—	—	—	—	—	4
Equity contribution (return of capital)	1,039	(2)	—	2	1,039	—
Borrowings (repayments) of intercompany notes	(30)	—	—	30	—	—
Borrowings of long-term debt	79	—	—	—	79	—
Repayments of long-term debt	(1,624)	—	—	—	(1,624)	—
Borrowings on long-term revolver	858	—	—	—	858	—
Repayments of long-term revolver	(798)	—	—	—	(798)	—
Debt issuance and modification fees	(34)	—	—	—	(34)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	(508)	(2)	—	32	(478)	$1,043

Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(38)	$2	$6	$—	$(30)	$4
Cash and cash equivalents at beginning of period	91	15	35	—	141	—

Cash and cash equivalents at end of period	$53	$17	$41	$—	$111	$4

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Year 2012
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(813)	$110	$73	$(51)	$(681)	$—

Cash flows from investing activities
Capital expenditures	(26)	(87)	(2)	—	(115)	—
Proceeds from sale of property and equipment	—	17	—	—	17	—
Payment for a business acquired	—	(248)	—	—	(248)	—
Proceeds from sale of a business	480	—	1	—	481	—
Purchase of other investments	(1,921)	—	—	—	(1,921)	—
Proceeds from sale of investments	985	—	—	—	985	—
Purchase of debt investments	—	—	(1)	1	—	—
Proceeds from (payments of) intercompany notes	—	6	—	(6)	—	—
Investments (return of capital) in equity affiliates	(169)	—	—	169	—	—
Other investing activities	—	1	—	—	1	—

Net cash flows from investing activities	(651)	(311)	(2)	164	(800)	—

Cash flows from financing activities
Dividend payment	—	—	(51)	51	—	—
Equity contribution (return of capital)	—	204	(35)	(169)	—	—
Borrowings (repayments) of intercompany notes	(6)	—	—	6	—	—
Borrowings of long-term debt	6,365	—	—	—	6,365	—
Repayments of long-term debt	(5,023)	—	—	(1)	(5,024)	—
Borrowings on long-term revolver	1,291	—	10	—	1,301	—
Repayments of long-term revolver	(991)	—	(10)	—	(1,001)	—
Debt issuance and modification fees	(132)	—	—	—	(132)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	1,506	204	(86)	(113)	1,511	—

Net increase (decrease) in cash & cash equivalents	$42	$3	$(15)	$—	$30	$—
Cash and cash equivalents at beginning of period	49	12	50	—	111	—

Cash and cash equivalents at end of period	$91	$15	$35	$—	$141	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Year 2011
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(629)	$458	$6	$—	$(165)	$—
Cash flows from investing activities
Capital expenditures	(15)	(98)	(2)	—	(115)	—
Proceeds from sales of property and equipment	—	4	—	—	4	—
Payments for businesses acquired	—	(21)	—	—	(21)	—
Proceeds from sale of a business	117	—	11	—	128	—
Purchase of investments	(21)	(2)	—	—	(23)	—
Proceeds from sale of investments	21	—	—	—	21	—
Proceeds from (payments of) intercompany notes	—	(337)	—	337	—	—

Net cash flows from investing activities	102	(454)	9	337	(6)	—
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	337	—	—	(337)	—	—
Repayments of long-term debt	(10)	—	—	—	(10)	—
Borrowings on long-term revolver	1,053	—	—	—	1,053	—
Repayments of long-term revolver	(1,053)	—	—	—	(1,053)	—

Net cash flows from financing activities	327	—	—	(337)	(10)	—
Effect of exchange rates on cash	—	—	—	—	—	—

Net increase (decrease) in cash & cash equivalents	$(200)	$4	$15	$—	$(181)	$—
Cash and cash equivalents at beginning of period	249	8	35	—	292	—

Cash and cash equivalents at end of period	$49	$12	$50	$—	$111	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 2, 2014 and February 3, 2013 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2013
Net sales	$2,048	$2,237	$2,273	$1,929	$8,487
Gross profit	593	657	662	560	2,472
Income (loss) from continuing operations	(130)	(71)	51	(59)	(209)
Income (loss) from discontinued operations	(1)	(1)	—	(7)	(9)
Net income (loss)	(131)	(72)	51	(66)	(218)
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(1.00)	$(0.46)	$0.27	$(0.31)	$(1.25)
Income (loss) from discontinued operations	(0.01)	(0.01)	—	(0.04)	(0.05)
Net income (loss)	(1.00)	(0.47)	0.27	(0.34)	(1.31)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(1.00)	$(0.46)	$0.26	$(0.31)	$(1.25)
Income (loss) from discontinued operations	(0.01)	(0.01)	—	(0.04)	(0.05)
Net income (loss)	(1.00)	(0.47)	0.26	(0.34)	(1.31)
Fiscal Year 2012
Net sales	$1,813	$2,036	$2,120	$1,974	$7,943
Gross profit	517	590	610	582	2,299
Income (loss) from continuing operations	(375)	(57)	(52)	(713)	(1,197)
Income (loss) from discontinued operations	15	1	2	—	18
Net income (loss)	(360)	(56)	(50)	(713)	(1,179)
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(2.87)	$(0.44)	$(0.40)	$(5.46)	$(9.17)
Income (loss) from discontinued operations	0.11	0.01	0.02	—	0.14
Net income (loss)	(2.76)	(0.43)	(0.38)	(5.46)	(9.03)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(2.87)	$(0.44)	$(0.40)	$(5.46)	$(9.17)
Income (loss) from discontinued operations	0.11	0.01	0.02	—	0.14
Net income (loss)	(2.76)	(0.43)	(0.38)	(5.46)	(9.03)

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Loss from continuing operations and Net income (loss) in the first quarter of fiscal 2013 includes a loss on extinguishment and modification of debt of $41 million. Loss from continuing operations and Net income (loss) in the second quarter of fiscal 2013 includes a loss on extinguishment and modification of debt of $46 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Loss from continuing operations and Net income (loss) in the first quarter of fiscal 2012 includes a loss on extinguishment of debt of $220 million. Loss from continuing operations and Net income (loss) in the fourth quarter of fiscal 2012 includes a loss on extinguishment of debt of $489 million and goodwill and other intangible asset impairment charges of $152 million, or $113 million net of tax.

        There is no tax impact related to the losses on extinguishment of debt due to the Company's valuation allowance position. See Note 8, Income Taxes, for further information on the Company's taxes.

NOTE 17—SUBSEQUENT EVENT

        On February 6, 2014, HDS amended it Term Loan Facility to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of term loans. The soft call requires a premium equal to 1.00% of the aggregate principal amount of term loans being prepaid if, on or prior to August 6, 2014, HDS enters into certain repricing transactions. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the term loans. The amendment also extended the maturity of the term loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, the maturity date of the ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

        In connection with the amendment, HDS paid approximately $1 million in original issue discounts, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

        Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of February 2, 2014 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of February 2, 2014 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The management of Holdings and HDS are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

        Under the supervision and with the participation of the management of Holdings, including Holdings' Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 2, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the framework in Internal Control—Integrated Framework, the management of the Company concluded that its internal control over financial reporting was effective as of February 2, 2014.

        Under the supervision and with the participation of the management of HDS, including HDS's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 2, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the framework in

Internal Control—Integrated Framework, the management of the Company concluded that its internal control over financial reporting was effective as of February 2, 2014.

        This annual report does not include an attestation report of Holdings' or HDS's independent registered public accounting firm due to an exemption established by rules of the SEC for non-accelerated filers. Our independent registered public accounting firm did not perform an evaluation of Holdings' or HDS's internal control over financial reporting as of February 2, 2014 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent registered public accounting firm performed an evaluation of Holdings' or HDS's internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.

ITEM 9B.    OTHER INFORMATION

        On August 14, 2013, the Company entered into a retention agreement with Evan J. Levitt in connection with his prior role as Vice President—Controller. The agreement provided for total retention payments of $180,000, payable in three equal annual installments in December 2013, 2014 and 2015, subject to his continued employment through December 2016 and his agreement to not solicit Company business or engage in competition with the Company for one year following employment termination.

        On December 11, 2013, the Company entered into an employment offer letter with Mr. Levitt in connection with the appointment to his current position as Senior Vice President, Chief Financial Officer. The offer letter provides more stringent nonsolicitation and noncompetition provisions and provides employment retention through the four-year vesting period of a $1 million equity grant. On March 21, 2014, the Company, therefore, accelerated payments to Mr. Levitt of the December 2014 and December 2015 payments and terminated the Retention Agreement. The accelerated payments will be made to Mr. Levitt on March 28, 2014.

 PART III.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm
HD Supply Holdings, Inc.

Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012

Consolidated balance sheets as of February 2, 2014 and February 3, 2013
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012
HD Supply, Inc.

Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012

Consolidated balance sheets as of February 2, 2014 and February 3, 2013
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012

        Notes to consolidated financial statements

(b)
Exhibit Index

        The following exhibits are filed or furnished with this annual report:

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
3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc.(15)
3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc.(15)
3.3	Certificate of Incorporation of HD Supply, Inc.(1)
3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc.(18)
3.5	Amended and Restated By-Laws of HD Supply, Inc.(18)
4.1
Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)
4.2
First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)
4.3
Second Supplemental Indenture, dated as of July 27, 2012, among HD Supply, Inc., as issuer, Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, as subsidiary guarantors, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)
4.4
Third Supplemental Indenture, dated as of August 2, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)
4.5
Fourth Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(19)
4.6
Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
4.7
First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

Exhibit Number	Exhibit Description
4.8	Second Supplemental Indenture, dated as of July 27, 2012, among HD Supply, Inc., as issuer, Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC, as subsidiary guarantors, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
4.9
Third Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)
4.10
Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)
4.11
First Supplemental Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)
4.12
Second Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(19)
4.13
Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)
4.14
First Supplemental Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)
4.15
Second Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(19)
4.16	Form of 8 1/8% Senior Secured First Priority Note due 2019 (included in Exhibit 4.1 hereto).
4.17	Form of 11% Senior Secured Second Priority Note due 2020 (included in Exhibit 4.5 hereto).
4.18	Form of 11.50% Senior Note due 2020 (included in Exhibit 4.8 hereto).
4.19	Form of 7.50% Senior Note due 2020 of HD Supply, Inc. (included in Exhibit 4.10 hereto).
4.20	Form of Common Stock Certificate.(13)
4.21	Second Amended and Restated Stockholders Agreement, dated as of September 21, 2007, among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)
4.22
Amendment, dated as of July 2, 2013 to the Second Amended and Restated Stockholders Agreement (as amended from time to time), dated as of September 21, 2007, among the Company and certain stockholders of the Company.(16)
4.23
Second Amendment, dated as of November 13, 2013 to the Second Amended and Restated Stockholders Agreement (as amended from time to time), dated as of September 21, 2007, among the Company and certain stockholders of the Company.(17)

Exhibit Number	Exhibit Description
4.24	Amended and Restated Registration Rights Agreement, dated as of September 17, 2007, by and among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)
4.25
Amendment, dated as of July 2, 2013 to the Amended and Restated Registration Rights Agreement (as amended from time to time), dated as of September 17, 2007, among the Company and certain stockholders of the Company.(16)
10.1
Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.(7)
10.2
Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(11)
10.3
Amendment No. 2 to Credit Agreement, dated as of February 6, 2014, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(19)
10.4
Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)
10.5
Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)
10.6
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)
10.7
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(19)
10.8
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(19)
10.9
Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)
10.10
ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc, as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party thereto, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto.(7)

Exhibit Number	Exhibit Description
10.11	Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent, and GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent.(16)
10.12
ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(8)
10.13
ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties,] General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(19)
10.14
U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of General Electric Capital Corporation, as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)
10.15
Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.16
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.17
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.18
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.19
ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)
10.20
Collateral Agreement, dated as of April 12, 2012, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)

Exhibit Number	Exhibit Description
10.21	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)
10.22
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(8)
10.23
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(19)
10.24
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(19)
10.25
Collateral Agreement, dated as of April 12, 2012, made by HD Supply, Inc. and the Subsidiaries named therein in favor of and Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
10.26
Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
10.27
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
10.28
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)
10.29
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)
10.30
Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, General Electric Capital Corporation, as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)
10.31
Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)

Exhibit Number	Exhibit Description
10.32	Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)
10.33
Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)
10.34
ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)
10.35
ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)
10.36
First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)
10.37
First Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.(7)
10.38
Second Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
10.39
Second Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
10.40	HDS Investment Holding, Inc. Stock Incentive Plan.(5)
10.41	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007.(1)
10.42	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo.(3)
10.43	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Anesa T. Chaibi.(3)
10.44	Letter of Employment, dated as of April 14, 2010, by and between HD Supply, Inc. and Ronald J. Domanico.(4)
10.45	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt.(19)

Exhibit Number	Exhibit Description
10.46	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman.(3)
10.47	Letter of Continued Employment, dated as of August 10, 2007, by and between HD Supply, Inc. and Ricardo Nuñez.(19)
10.48
Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc.(1)
10.49	Strategic Purchase Agreement, dated August 30, 2007, between Home Depot U.S.A., Inc. and HD Supply Distribution Services, LLC.(1)†
10.50	Amendment to Strategic Purchase Agreement, dated as of February 3, 2013, between Home Depot U.S.A., Inc. and HD Supply Distribution Services, LLC.(11)†
10.51	Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.52
Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, L.L.C., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.53
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC, Clayton, Dubilier & Rice Holdings, L.P., HDS Investment Holding, Inc. and HD Supply, Inc.(14)
10.54	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.55	Form of Director Indemnification Agreement.(16)
10.56	Form of Employee Stock Option Agreement.(3)
10.57	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan.(13)
10.58	HD Supply Holdings, Inc. Annual Incentive Plan.(13)
10.59	HD Supply Holdings, Inc. Employee Stock Purchase Plan.(13)
10.60	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement.(13)
10.61	Form of Director Restricted Stock Unit Agreement.(13)
10.62	Form of Director Deferred Stock Unit Agreement.(13)
10.63	Board of Directors Compensation Policy.(13)
10.64	Form of Restricted Stock Agreement for Executive Officers And Associates.(19)
12.1	Computation of Ratio of Earnings to Fixed Charges.(19)
21.1	List of Subsidiaries.(19)
31.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)

Exhibit Number	Exhibit Description
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)
31.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)
32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
32.2
Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.(19)

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

(11)
Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 16, 2013.

(12)
Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on June 4, 2013.

(13)
Previously filed in Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 13, 2013.

(14)
Previously filed in Amendment No. 2 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 4, 2013.

(15)
Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(16)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) filed on September 10, 2013.

(17)
Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 14, 2013.

(18)
Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

(19)
Filed herewith.

†
Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(c)
Financial Statement Schedules

HD SUPPLY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
January 29, 2012	$36	(2)	12	(14)	—	$32
February 3, 2013	$32	(3)	4	(10)	—	$23
February 2, 2014	$23	(1)	4	(8)	—	$18

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense	Balance at End of Period
Fiscal Year ended:
January 29, 2012	$239	252	$491
February 3, 2013	$491	434	$925
February 2, 2014	$925	71	$996

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name: Title:	Joseph J. DeAngelo President and Chief Executive Officer
Date: March 24, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2014
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 24, 2014
/s/ JAMES G. BERGES James G. Berges	Chairman	March 24, 2014
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 24, 2014
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director	March 24, 2014
/s/ PAUL B. EDGERLEY Paul B. Edgerley	Director	March 24, 2014
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director	March 24, 2014
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 24, 2014

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 24, 2014
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director	March 24, 2014
/s/ STEPHEN M. ZIDE Stephen M. Zide	Director	March 24, 2014

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 24, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2014
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 24, 2014
/s/ JAMES G. BERGES James G. Berges	Chairman	March 24, 2014
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 24, 2014
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director	March 24, 2014
/s/ PAUL B. EDGERLEY Paul B. Edgerley	Director	March 24, 2014
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director	March 24, 2014
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 24, 2014

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 24, 2014
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director	March 24, 2014
/s/ STEPHEN M. ZIDE Stephen M. Zide	Director	March 24, 2014