Form 10-K/A
period 2014-02-02
HD Supply Holdings, Inc.
filed 2014-03-26
CIK 1573097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") to the HD Supply Holdings, Inc. and HD Supply, Inc. combined Annual Report on Form 10-K for the fiscal year ended February 2, 2014 (the "Original Annual Report") filed with the Securities and Exchange Commission ("SEC") on March 25, 2014, is filed to disclose information required by Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, in "Item 9B. Other Information" and to file Exhibit 23.1 (Consent of PricewaterhouseCoopers LLP) which was inadvertently omitted from the Original Annual Report. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto. All other information included in the Original Annual Report has not been amended.

        Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

 PART II

Item 9B.    OTHER INFORMATION

        On August 14, 2013, the Company entered into a retention agreement with Evan J. Levitt in connection with his prior role as Vice President-Controller. The agreement provided for total retention payments of $180,000, payable in three equal annual installments in December 2013, 2014 and 2015, subject to his continued employment through December 2016 and his agreement to not solicit Company business or engage in competition with the Company for one year following employment termination.

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

Disclosure under Section 13(r) of the Exchange Act

        Under Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us ("control" is also construed broadly by the SEC).

        Our affiliate, Clayton, Dubilier & Rice, LLC ("CD&R"), has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department ("OFAC"). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report (specifically, in February of 2013), the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary's accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank's official exchange rate. CD&R has informed us that there has been no further activity in the accounts after February 2013, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

        Our affiliate, The Carlyle Group ("Carlyle"), has been advised by Applus Servicios Technologicos S.L.U. ("Applus"), a European company in which their private equity funds have invested and which may be considered our affiliate, that during the period covered by this report, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization ("IDRO"), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was less than €87,000, with estimated net profits to Applus of less than €16,000. At this time, Carlyle is unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised Carlyle that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity. All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)   Exhibit Index

        The following exhibits are filed or furnished with this annual report:

Exhibit Number	Exhibit Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 25, 2014

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 25, 2014

QuickLinks

EXPLANATORY NOTE
PART II
  Item 9B. OTHER INFORMATION
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SIGNATURES