Form 10-Q
period 2014-08-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2014-09-09
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2014

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

HD Supply Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding as of September 5, 2014:

HD Supply Holdings, Inc.	195,696,222 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements and information

This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk Factors” in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net Sales	$2,447	$2,237	$4,608	$4,285
Cost of sales	1,725	1,580	3,255	3,035
Gross Profit	722	657	1,353	1,250
Operating expenses:
Selling, general and administrative	468	444	915	877
Depreciation and amortization	64	61	126	120
Restructuring	4	—	7	—
Total operating expenses	536	505	1,048	997
Operating Income	186	152	305	253
Interest expense	116	145	232	292
Loss on extinguishment & modification of debt	—	46	2	87
Other (income) expense, net	—	20	1	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	70	(59)	70	(146)
Provision for income taxes	22	12	23	55
Income (Loss) from Continuing Operations	48	(71)	47	(201)
Income (loss) from discontinued operations, net of tax	—	(1)	(11)	(2)
Net Income (Loss)	$48	$(72)	$36	$(203)
Other comprehensive income (loss) — foreign currency translation adjustment	1	(3)	2	(4)
Total Comprehensive Income (Loss)	$49	$(75)	$38	$(207)

Weighted Average Common Shares Outstanding (thousands)
Basic	194,227	153,433	193,543	142,006
Diluted	200,454	153,433	199,502	142,006

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.25	$(0.46)	$0.24	$(1.42)
Income (Loss) from Discontinued Operations	$—	$(0.01)	$(0.06)	$(0.01)
Net Income (Loss)	$0.25	$(0.47)	$0.19	$(1.43)

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.24	$(0.46)	$0.24	$(1.42)
Income (Loss) from Discontinued Operations	$—	$(0.01)	$(0.06)	$(0.01)
Net Income (Loss)	$0.24	$(0.47)	$0.18	$(1.43)

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 3, 2014	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$229	$115
Receivables, less allowance for doubtful accounts of $17 and $18	1,308	1,046
Inventories	1,181	1,072
Deferred tax asset	7	7
Other current assets	50	63
Total current assets	2,775	2,303
Property and equipment, net	403	405
Goodwill	3,137	3,137
Intangible assets, net	270	338
Other assets	129	141
Total assets	$6,714	$6,324

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$877	$664
Accrued compensation and benefits	136	149
Current installments of long-term debt	10	10
Other current liabilities	314	270
Total current liabilities	1,337	1,093

Long-term debt, excluding current installments	5,640	5,534
Deferred tax liabilities	129	114
Other liabilities	309	347
Total liabilities	7,415	7,088

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 195.9 million and 192.4 million shares issued and outstanding at August 3, 2014 and February 2, 2014, respectively	2	2
Paid-in capital	3,794	3,752
Accumulated deficit	(4,468)	(4,503)
Accumulated other comprehensive loss	(13)	(15)
Treasury stock, at cost, 0.6 million shares at August 3, 2014	(16)	—
Total stockholders’ equity (deficit)	(701)	(764)
Total liabilities and stockholders’ equity (deficit)	$6,714	$6,324

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 3, 2014	August 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36	$(203)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	129	122
Provision for uncollectibles	4	2
Non-cash interest expense	12	16
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)
Loss on extinguishment & modification of debt	2	87
Stock-based compensation expense	9	8
Deferred income taxes	19	45
Other	3	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(265)	(221)
(Increase) decrease in inventories	(108)	(125)
(Increase) decrease in other current assets	12	(2)
Increase (decrease) in accounts payable and accrued liabilities	198	52
Increase (decrease) in other long-term liabilities	4	6
Net cash provided by (used in) operating activities	54	(577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61)	(64)
Proceeds from sales of property and equipment	1	5
Proceeds from sale of investments	—	936
Settlements for businesses acquired, net of cash acquired	—	2
Net cash provided by (used in) investing activities	(60)	879
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	1,040
Proceeds from issuance of common stock under employee benefit plans	33	—
Purchase of treasury shares	(15)	—
Borrowings of long-term debt	20	79
Repayments of long-term debt	(24)	(1,619)
Borrowings on long-term revolver debt	306	520
Repayments on long-term revolver debt	(196)	(320)
Debt issuance and modification costs	(3)	(34)
Other financing activities	(2)	1
Net cash provided by (used in) financing activities	119	(333)
Effect of exchange rates on cash and cash equivalents	1	(1)
Increase (decrease) in cash and cash equivalents	$114	$(32)
Cash and cash equivalents at beginning of period	115	141
Cash and cash equivalents at end of period	$229	$109

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net Sales	$2,447	$2,237	$4,608	$4,285
Cost of sales	1,725	1,580	3,255	3,035
Gross Profit	722	657	1,353	1,250
Operating expenses:
Selling, general and administrative	468	444	915	877
Depreciation and amortization	64	61	126	120
Restructuring	4	—	7	—
Total operating expenses	536	505	1,048	997
Operating Income	186	152	305	253
Interest expense	116	145	232	292
Loss on extinguishment & modification of debt	—	46	2	87
Other (income) expense, net	—	20	1	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	70	(59)	70	(146)
Provision for income taxes	22	12	23	55
Income (Loss) from Continuing Operations	48	(71)	47	(201)
Income (loss) from discontinued operations, net of tax	—	(1)	(11)	(2)
Net Income (Loss)	$48	$(72)	$36	$(203)
Other comprehensive income (loss) — foreign currency translation adjustment	1	(3)	2	(4)
Total Comprehensive Income (Loss)	$49	$(75)	$38	$(207)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 3, 2014	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$207	$111
Receivables, less allowance for doubtful accounts of $17 and $18	1,308	1,046
Inventories	1,181	1,072
Deferred tax asset	7	7
Other current assets	50	63
Total current assets	2,753	2,299
Property and equipment, net	403	405
Goodwill	3,137	3,137
Intangible assets, net	270	338
Other assets	129	141
Total assets	$6,692	$6,320

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$877	$664
Accrued compensation and benefits	136	149
Current installments of long-term debt	10	10
Other current liabilities	313	270
Total current liabilities	1,336	1,093

Long-term debt, excluding current installments	5,640	5,534
Deferred tax liabilities	129	114
Other liabilities	309	347
Total liabilities	7,414	7,088

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,759	3,750
Accumulated deficit	(4,468)	(4,503)
Accumulated other comprehensive loss	(13)	(15)
Total stockholder’s equity (deficit)	(722)	(768)
Total liabilities and stockholder’s equity (deficit)	$6,692	$6,320

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 3, 2014	August 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36	$(203)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	129	122
Provision for uncollectibles	4	2
Non-cash interest expense	12	16
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)
Loss on extinguishment & modification of debt	2	87
Stock-based compensation expense	9	8
Deferred income taxes	19	45
Other	3	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(265)	(221)
(Increase) decrease in inventories	(108)	(125)
(Increase) decrease in other current assets	12	(2)
Increase (decrease) in accounts payable and accrued liabilities	198	52
Increase (decrease) in other long-term liabilities	4	6
Net cash provided by (used in) operating activities	54	(577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61)	(64)
Proceeds from sales of property and equipment	1	5
Proceeds from sale of investments	—	936
Settlement for businesses acquired, net of cash acquired	—	2
Net cash provided by (used in) investing activities	(60)	879
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	1,038
Borrowings of long-term debt	20	79
Repayments of long-term debt	(24)	(1,619)
Borrowings on long-term revolver debt	306	520
Repayments on long-term revolver debt	(196)	(320)
Debt issuance and modification costs	(3)	(34)
Other financing activities	(2)	3
Net cash provided by (used in) financing activities	101	(333)
Effect of exchange rates on cash and cash equivalents	1	(1)
Increase (decrease) in cash and cash equivalents	$96	$(32)
Cash and cash equivalents at beginning of period	111	141
Cash and cash equivalents at end of period	$207	$109

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through approximately 650 locations across 48 U.S. states and seven Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 16,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services include over one million stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and Construction & Industrial - White Cap. Other operating segments include Hardware Solutions (previously known as Crown Bolt), Home Improvement Solutions (previously known as Repair & Remodel), Interior Solutions (previously known as Creative Touch Interiors), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Public Offerings

On March 28, 2014, Holdings filed a registration statement on Form S-1 (File No. 333-194887, the “Secondary Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register a secondary public offering of 30 million shares of its common stock, par value $0.01 per share (“Common Stock”). All of the shares of Common Stock sold in the secondary public offering were sold by certain stockholders of Holdings (the “Selling Stockholders”), as identified in the Secondary Registration Statement. On May 1, 2014, the Secondary Registration Statement was declared effective by the SEC and Holdings announced the pricing of the secondary public offering at a price of $26.00 per share. The underwriters were granted an option to purchase up to 4.5 million additional shares of Common Stock from the Selling Stockholders within 30 days, which they exercised in full on May 30, 2014. On May 7, 2014, the Selling Stockholders completed the sale of 30 million shares of Holdings’ Common Stock in the secondary public offering. On June 4, 2014, the Selling Stockholders completed the sale of the additional 4.5 million shares of Common Stock to the underwriters pursuant to their option to purchase additional shares at a price of $26.00 per share. The Company did not receive any of the proceeds from the sale of these 34.5 million shares. Subsequent to these sales, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”), included in the offering as Selling Stockholders, hold approximately 41% of Holdings’ common stock. In connection with the secondary public offering, the Company incurred $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

On June 26, 2013, Holdings’ Registration Statement (File No. 333-187872) was declared effective by the SEC for an initial public offering of its Common Stock. Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters’ discounts and commissions and offering expenses of approximately $16 million.

The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS’s outstanding 10.50% Senior Subordinated Notes due 2021 (the “January 2013 Senior Subordinated Notes”),

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See Note 3, Related Parties). The remaining net proceeds were used for general corporate purposes.

Basis of Presentation

On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings’ common stock. Holdings’ accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. There are no preferred shares issued or outstanding.

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with its annual report on Form 10-K, as amended, for the year ended February 2, 2014, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Certain amounts in the prior-period financial statements have been reclassified to conform to the current period’s presentation.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending February 1, 2015 (“fiscal 2014”) and February 2, 2014 (“fiscal 2013”) both include 52 weeks. The three months ended August 3, 2014 and August 4, 2013 both included 13 weeks and the six months ended August 3, 2014 and August 4, 2013 both included 26 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At August 3, 2014 and February 2, 2014, self-insurance reserves totaled approximately $96 million and $94 million, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During the first six months of fiscal 2014, the Company initiated and finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of Litemor’s operations and the loss on disposal of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and loss on the disposal of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net sales	$—	$20	$17	$40

Loss on disposal of discontinued operations	(1)	—	(15)	—

Income (loss) before provision for income taxes	$(1)	$(1)	$(15)	$(2)
Provision for income taxes	1	—	4	—
Income (loss) from discontinued operations, net of tax	$—	$(1)	$(11)	$(2)

NOTE 3 — RELATED PARTIES

On August 30, 2007, investment funds associated with the Equity Sponsors formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc.  Through these transactions (the “2007 Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings’ then outstanding common stock.

Following the completion of Holdings’ initial public offering on July 2, 2013, the Equity Sponsors continued to hold more than 50% of Holdings’ common stock and Home Depot held less than 10% of Holdings’ common stock. Upon completion of the secondary public offering on May 7, 2014, and the sale of additional shares to the underwriters pursuant to their option to purchase additional shares on June 4, 2014, the Equity Sponsors, included in the offering as Selling Stockholders, hold approximately 41% of Holdings’ common stock.

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

As specified in the agreements, HD Supply paid the Equity Sponsors a Sponsor Transaction Fee of approximately $11 million as a result of Holdings’ initial public offering on July 2, 2013.  The Sponsor Transaction Fee was considered an offering expense and, therefore, was presented as a reduction of proceeds from the initial public offering in the consolidated financial statements.

On July 2, 2013, in connection with the initial public offering, HD Supply paid the Equity Sponsors an aggregate fee of approximately $18 million to terminate the consulting agreements. The termination fee represented the estimated net present value of the Sponsor Management Fee payments over the then remaining term of the consulting agreements. This charge was recorded in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three and six months ended August 4, 2013, the Company recorded $1 million and $2 million, respectively of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Debt—Management of the Company has been informed that, as of August 3, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $34 million aggregate principal amount of HDS’s Term Loans, as defined in Note 4, Debt.  On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principle of its 2007 Senior Subordinated Notes, as defined in Note 4, Debt, at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date.  Affiliates of certain of the Equity Sponsors owned approximately 39% of the 2007 Senior Subordinated Notes that were redeemed.

NOTE 4 — DEBT

HDS’s long-term debt as of August 3, 2014 and February 2, 2014 consisted of the following (dollars in millions):

	August 3, 2014		February 2, 2014
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$470	1.65	$360	1.66
Term Loans due 2018, net of unamortized discount of $16 million and $19 million	964	4.00	966	4.50
First Priority Notes due 2019, including unamortized premium of $16 million and $18 million	1,266	8.125	1,268	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,650		$5,544
Less current installments	(10)		(10)
Long-term debt, excluding current installments	$5,640		$5,534

(1)         Represents the stated rate of interest, without including the effect of discounts or premiums.

On February 6, 2014, HDS amended its Term Loan Facility, as defined below, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of Term Loans, as defined below. The soft call requires a premium equal to 1.00% of the aggregate principal amount of Term Loans being

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

prepaid if, on or prior to August 6, 2014, HDS enters into certain re-pricing transactions. Subsequent to the expiration of the soft call on August 6, 2014, the Term Loans may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS’s Senior ABL Facility, as defined below, the maturity date of the Senior ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

In connection with the amendment, HDS paid approximately $1 million in financing fees, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50, Debt-Modifications and Extinguishments. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of August 3, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $34 million aggregate principal amount of HDS’s Term Loans.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 3, 2014, HDS has $975 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $55 million in letters of credit issued and including $102 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,000 million. The Term Loan Facility will mature on June 28, 2018 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

Secured Notes

8 1/8% Senior Secured First Priority Notes due 2019

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption

HDS may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the First Priority Notes and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

Redemption

HDS may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the Second Priority Notes and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

Collateral

The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all Capital Stock of HDS’s Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the indenture governing the First Priority Notes ) and Excluded Subsidiary Securities (as defined in the indenture governing the First Priority Notes) (the “Cash Flow Priority Collateral”).

The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

The indentures governing the First Priority Notes, the Second Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the First Priority Notes and Second Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

Unsecured Notes

11.5% Senior Unsecured Notes due 2020

HDS’s 11.5% Senior Unsecured Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the 11.5% Senior Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

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

7.5% Senior Unsecured Notes due 2020

HDS’s 7.5% Senior Unsecured Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 2013 Senior Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

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

Debt Covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of August 3, 2014, HDS is in compliance with all such covenants that were in effect on such date.

First and Second Quarter 2013 Transactions

On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes due 2021 at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, Debt-Modifications and Extinguishments, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

On June 28, 2013, HDS amended its Senior ABL Facility (as defined above) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred debt costs.

On February 15, 2013, HDS amended its Term Loan Facility (as defined above) to lower the borrowing margin by 275 basis points. Under this amendment, the Term Loans were subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 13.5% Senior Subordinated Notes due 2015 (the “2007 Senior Subordinated Notes”) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of August 3, 2014 and February 2, 2014 (amounts in millions):

	As of August 3, 2014		As of February 2, 2014
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$470	$457	$360	$351
Term Loans and Notes	5,180	5,579	5,185	5,737
Total	$5,650	$6,036	$5,545	$6,088

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

NOTE 6 — INCOME TAXES

As of August 3, 2014, the Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2014 is a 32.8% provision, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service (the “IRS”).  Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

The valuation allowance decrease was a result of the increase in U.S. pre-tax book income.  The increase in U.S. pre-tax book income resulted in the utilization of net deferred tax assets including U.S. tax net operating

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

losses that were subject to a valuation allowance. The overall decrease in the valuation allowance was partially offset by an increase of the deferred tax liability for U.S. goodwill amortization for tax purposes.  The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill. During the three and six months ended August 3, 2014, the impact of the tax amortization of the indefinite lived intangibles on tax expense was an $18 million increase.

As of February 2, 2014, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $192 million.  During the six months ended August 3, 2014, the Company’s unrecognized tax benefits decreased $3 million to $189 million as a result of state audit settlements. During the three months and six months ended August 3, 2014, the gross accrual for interest related to unrecognized tax benefits increased $2 million and $3 million, respectively. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of February 2, 2014 was $27 million and increased to $29 million as of August 3, 2014.  Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations and statute expirations could result in a decrease in unrecognized tax benefits by up to $138 million plus a $15 million decrease in the net interest accrual.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets.  With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets. As of August 3, 2014, the Company’s U.S. valuation allowance was $996 million.

See Note 10, Commitments and Contingencies, for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 7—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for HD Supply Holdings, Inc.

The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 3, 2014 and August 4, 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Weighted average common shares (1)	194,227	153,433	193,543	142,006
Effect of potentially dilutive securities:
Stock plans	6,227	—	5,959	—
Diluted weighted average common shares	200,454	153,433	199,502	142,006

Stock plan securities excluded from dilution (2)	120	15,443	1,645	15,081

(1)              Weighted average common shares outstanding in both the three and six months ended August 4, 2013 reflect the issuance of 61 million shares on July 2, 2013 in connection with Holdings’ initial public offering.

(2)              Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plans consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ employee stock plans. Diluted weighted average common shares outstanding equals basic weighted

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

average common shares outstanding for certain periods presented, as the effect of securities are anti-dilutive because the Company incurred net losses.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	August 3, 2014	February 2, 2014
Trade receivables, net	$1,215	$947
Vendor rebate receivables	78	85
Other receivables	15	14
Total receivables, net	$1,308	$1,046

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	August 3, 2014	February 2, 2014	August 3, 2014	February 2, 2014
Accrued interest	$117	$118	$117	$118
Accrued non-income taxes	42	32	42	32
Accrued income taxes	28	2	28	2
Other	127	118	126	118
Total other current liabilities	$314	$270	$313	$270

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 3, 2014 and August 4, 2013 was $220 million and $304 million, respectively. Additionally, during the six months ended August 3, 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50. During the six months ended August 4, 2013, the Company paid $364 million of original issue discounts and paid-in-kind (“PIK”) interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

Cash paid for income taxes, net of refunds, in the six months ended August 3, 2014 and August 4, 2013 was approximately $7 million and $5 million, respectively.

NOTE 9—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction of approximately 150 employees in the Power Solutions business, global support center and, to a lesser extent, its other businesses. During fiscal 2013, the Company recorded a restructuring charge of $12 million under this plan.

During fiscal 2014, the Company continued restructuring activities under this plan, resulting in restructuring charges of $4 million and $7 million in the three and six months ended August 3, 2014, respectively, for additional workforce reductions of approximately 150 employees, primarily at Facilities Maintenance and Power Solutions, and the consolidation of six Construction & Industrial — White Cap branches into three branches. These charges were recorded as restructuring within the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company does not expect to incur any additional costs under this restructuring plan. The Company expects that the costs of these restructuring actions will be recovered through a permanent reduction of costs in

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

less than one year. Payments of the employee-related cash charges are expected to be substantially complete within fiscal 2014.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

The Company carried back tax net operating losses (“NOL”) from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot’s U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the “Agreement”) between the Company and Home Depot, Home Depot paid the Company the refund proceeds resulting from the NOL carrybacks.

In January 2013 in connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS issued a Revenue Agent’s Report (“RAR”) which proposed to disallow certain deductions claimed by the Company and a significant portion of the corresponding cash refunds resulting from the Company’s NOL carrybacks. Pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. In collaboration with Home Depot, the Company challenged the proposed adjustments by the RAR by filing a formal protest with the IRS Office of Appeals. In July 2014, the Company reached a tentative settlement (“Tentative Settlement”) for approximately $27 million with the IRS Office of Appeals on the outstanding RAR. In order to stop the accrual of interest on the Tentative Settlement amount and as required under the Agreement, in August 2014 the Company made a payment of approximately $27 million to Home Depot which Home Depot then paid to the IRS. As a result of the Tentative Settlement, the Company’s deferred tax assets will increase by approximately $12 million before the impact of the valuation allowance.

The Tentative Settlement and the carryback claims are subject to review by the Joint Committee on Taxation (“JCT”) and the Tentative Settlement does not become effective nor are the claims finalized until the JCT reviews them without objection or the IRS Office of Appeals executes the settlement, whichever comes first. The JCT is required to review refunds in excess of $2 million.  If the JCT objects to the Tentative Settlement or other matters related to the carryback claims, the case is sent back to the IRS Office of Appeals for further consideration and could ultimately result in changes in or voiding of the Tentative Settlement.

In the event of an unfavorable outcome during the JCT process resulting in changes in or voiding of the Tentative Settlement, any additional unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount over the amount paid as part of the Tentative Settlement to Home Depot pursuant to the terms of the Agreement (or to the IRS), the Company’s cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

See Note 6, Income Taxes, for further disclosures on the Company’s income taxes.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. On July 28, 2014, the Company received a Civil Investigative Demand (“CID”) issued by the United States Attorney’s Office for the Northern District of New York pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company’s sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is in the process of responding to the CID. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

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

•                  Construction & Industrial - White Cap—Construction & Industrial distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Hardware Solutions, Interior Solutions, Home Improvement Solutions and HD Supply Canada. Hardware Solutions (previously known as Crown Bolt) is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. Interior Solutions (previously known as Creative Touch Interiors) offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

living projects. Home Improvement Solutions (previously known as Repair & Remodel) offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets operating across six Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	Construction & Industrial - White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended August 3, 2014
Net Sales	$686	$665	$488	$389	$219	$2,447
Adjusted EBITDA	139	57	21	33	8	258
Depreciation(1) & Software Amortization	13	3	3	7	6	32
Other Intangible Amortization	20	1	4	5	4	34
Three Months Ended August 4, 2013
Net Sales	$638	$601	$456	$336	$206	$2,237
Adjusted EBITDA	125	50	18	24	2	219
Depreciation(1) & Software Amortization	11	3	2	4	8	28
Other Intangible Amortization	20	1	4	5	3	33

Six Months Ended August 3, 2014
Net Sales	$1,290	$1,216	$949	$733	$420	$4,608
Adjusted EBITDA	248	98	39	55	8	448
Depreciation(1) & Software Amortization	25	5	4	11	16	61
Other Intangible Amortization	40	2	9	10	7	68

Six Months Ended August 4, 2013
Net Sales	$1,199	$1,124	$918	$646	$398	$4,285
Adjusted EBITDA	225	88	36	38	(3)	384
Depreciation(1) & Software Amortization	22	5	3	8	16	54
Other Intangible Amortization	40	2	9	10	6	67

(1) Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013

Total Adjusted EBITDA	$258	$219	$448	$384
Depreciation and amortization (i)	66	61	129	121
Stock-based compensation	4	5	9	8
Restructuring	4	—	7	—
Management fee & related expenses paid to Equity Sponsors (ii)	—	1	—	2
Other	(2)	—	(2)	—
Operating income	186	152	305	253
Interest expense, net	116	145	232	292
Loss on extinguishment & modification of debt (iii)	—	46	2	87
Other (income) expense, net (iv)	—	20	1	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	70	(59)	70	(146)
Provision for income taxes	22	12	23	55
Income (loss) from continuing operations	48	(71)	47	(201)
Less Income (loss) from discontinued operations, net of tax	—	(1)	(11)	(2)
Net Income (loss)	$48	$(72)	$36	$(203)

(i)                 Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(ii)             The Company was previously party to consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with Holdings’ initial public offering in the second quarter of fiscal 2013.

(iii)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)           Amount in the first six months of fiscal 2014 represents the costs expensed in connection with Holdings’ secondary public offering. The amounts in the second quarter and first six months of fiscal 2013 represent the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements.

NOTE 12—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) currently has outstanding First Priority Notes, Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

The Debt Issuer’s payment obligations under the Notes are jointly and severally guaranteed by the guarantors and all guarantees are full and unconditional.

These guarantees are subject to release under the circumstances as described below:

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(i)

concurrently with any direct or indirect sale or disposition (by merger or otherwise) of any Subsidiary Guarantor or any interest therein in accordance with the terms of the applicable indebtedness by HDS or a restricted subsidiary, following which such Subsidiary Guarantor is no longer a restricted subsidiary of HDS;

(ii)

at any time that such Subsidiary Guarantor is released from all of its obligations under all of its guarantees of payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the ABL Facility;

(iii)

upon the merger or consolidation of any Subsidiary Guarantor with and into HDS or another Subsidiary Guarantor that is the surviving entity in such merger or consolidation, or upon the liquidation of such Subsidiary Guarantor following the transfer of all of its assets to HDS or another Subsidiary Guarantor;

(iv)	concurrently with any Subsidiary Guarantor becoming an unrestricted subsidiary;

(v)

during the period when the rating on the notes is changed to investment grade and certain covenants cease to apply while such investment grade rating is maintained, upon the merger or consolidation of any Subsidiary Guarantor with and into another subsidiary that is not a Subsidiary Guarantor with such other subsidiary being the surviving entity in such merger or consolidation, or upon liquidation of such Subsidiary Guarantor following the transfer of all of its assets to a subsidiary that is not a Subsidiary Guarantor;

(vi)	upon legal or covenant defeasance of HDS’s obligations under the applicable indebtedness, or satisfaction and discharge of the indenture governing the applicable indebtedness; or

(vii)

subject to customary contingent reinstatement provisions, upon payment in full of the aggregate principal amount of all applicable indebtedness then outstanding and all other obligations guaranteed by a Subsidiary Guarantor then due and owing.

In addition, HDS has the right, upon 30 days’ notice to the applicable trustee, to cause any Subsidiary Guarantor that has not guaranteed payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the ABL Facility to be unconditionally released from all obligations under its Subsidiary Guarantee, and such Subsidiary Guarantee shall thereupon terminate and be discharged and of no further force or effect.

In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Subsidiary Guarantors and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,355	$93	$(1)	$2,447
Cost of sales	—	1,657	68	—	1,725
Gross Profit	—	698	25	(1)	722
Operating expenses:	—	—	—	—
Selling, general and administrative	16	436	17	(1)	468
Depreciation and amortization	3	60	1	—	64
Restructuring	1	3	—	—	4
Total operating expenses	20	499	18	(1)	536
Operating Income (Loss)	(20)	199	7	—	186
Interest expense	116	61	—	(61)	116
Interest (income)	(60)	(1)	—	61	—
Net (earnings) loss of equity affiliates	(47)	—	—	47	—
Loss on extinguishment & modification of debt	—	—	—	—	—
Other (income) expense, net	—	—	—	—	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(29)	139	7	(47)	70
Provision (benefit) for income taxes	(77)	97	2	—	22
Income (Loss) from Continuing Operations	48	42	5	(47)	48
Income (loss) from discontinued operations, net of tax	—	2	(2)	—	—
Net Income (Loss)	$48	$44	$3	$(47)	$48
Other comprehensive income (loss) — foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$49	$44	$4	$(48)	$49

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended August 4, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,136	$102	$(1)	$2,237
Cost of sales	—	1,504	76	—	1,580
Gross Profit	—	632	26	(1)	657
Operating expenses:
Selling, general and administrative	22	407	16	(1)	444
Depreciation and amortization	4	56	1	—	61
Total operating expenses	26	463	17	(1)	505
Operating Income (Loss)	(26)	169	9	—	152
Interest expense	145	73	2	(75)	145
Interest (income)	(75)	—	—	75	—
Net (earnings) loss of equity affiliates	(127)	—	—	127	—
Loss on extinguishment & Modification of debt	46	—	—	—	46
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(35)	96	7	(127)	(59)
Provision (benefit) for income taxes	37	(25)	—	—	12
Income (Loss) from Continuing Operations	(72)	121	7	(127)	(71)
Income (loss) from discontinued operations, net of tax	—	—	(1)	—	(1)
Net Income (Loss)	$(72)	$121	$6	$(127)	$(72)
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$(75)	$121	$3	$(124)	$(75)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$4,428	$181	$(1)	$4,608
Cost of sales	—	3,121	134	—	3,255
Gross Profit	—	1,307	47	(1)	1,353
Operating expenses:
Selling, general and administrative	32	852	32	(1)	915
Depreciation and amortization	8	117	1	—	126
Restructuring	1	5	1	—	7
Total operating expenses	41	974	34	(1)	1,048
Operating Income (Loss)	(41)	333	13	—	305
Interest expense	233	121	—	(122)	232
Interest (income)	(120)	(2)	—	122	—
Net (earnings) loss of equity affiliates	(136)	—	—	136	—
Loss on extinguishment & modification of debt	2	—	—	—	2
Other (income) expense, net	1	—	—	—	1
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(21)	214	13	(136)	70
Provision (benefit) for income taxes	(57)	78	2	—	23
Income (Loss) from Continuing Operations	36	136	11	(136)	47
Income (loss) from discontinued operations, net of tax	—	2	(13)	—	(11)
Net Income (Loss)	$36	$138	$(2)	$(136)	$36
Other comprehensive income (loss) — foreign currency translation adjustment	2	—	2	(2)	2
Total Comprehensive Income (Loss)	$38	$138	$—	$(138)	$38

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended August 4, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$4,102	$184	$(1)	$4,285
Cost of sales	—	2,900	135	—	3,035
Gross Profit	—	1,202	49	(1)	1,250
Operating expenses:
Selling, general and administrative	41	805	32	(1)	877
Depreciation and amortization	8	111	1	—	120
Total operating expenses	49	916	33	(1)	997
Operating Income (Loss)	(49)	286	16	—	253
Interest expense	292	148	2	(150)	292
Interest (income)	(149)	(1)	—	150	—
Net (earnings) loss of equity affiliates	(196)	—	—	196	—
Loss on extinguishment & modification of debt	87	—	—	—	87
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(103)	139	14	(196)	(146)
Provision (benefit) for income taxes	100	(46)	1	—	55
Income (Loss) from Continuing Operations	(203)	185	13	(196)	(201)
Income (loss) from discontinued operations, net of tax	—	—	(2)	—	(2)
Net Income (Loss)	$(203)	$185	$11	$(196)	$(203)
Other comprehensive income (loss) — foreign currency translation adjustment	(4)	—	(4)	4	(4)
Total Comprehensive Income (Loss)	$(207)	$185	$7	$(192)	$(207)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$161	$21	$25	$—	$207
Receivables, net	2	1,247	59	—	1,308
Inventories	—	1,132	49	—	1,181
Deferred tax asset	—	57	3	(53)	7
Intercompany receivable	—	1	—	(1)	—
Other current assets	8	36	6	—	50
Total current assets	171	2,494	142	(54)	2,753
Property and equipment, net	56	343	4	—	403
Goodwill	—	3,132	5	—	3,137
Intangible assets, net	—	267	3	—	270
Deferred tax asset	25	—	3	(25)	3
Investment in subsidiaries	3,467	—	—	(3,467)	—
Intercompany notes receivable	2,192	549	—	(2,741)	—
Other assets	119	7	—	—	126
Total assets	$6,030	$6,792	$157	$(6,287)	$6,692

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$829	$37	$—	$877
Accrued compensation and benefits	43	89	4	—	136
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	53	—	—	(53)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	175	122	16	—	313
Total current liabilities	292	1,040	58	(54)	1,336

Long-term debt, excluding current installments	5,640	—	—	—	5,640
Deferred tax liabilities	—	154	—	(25)	129
Intercompany notes payable	549	2,192	—	(2,741)	—
Other liabilities	271	34	4	—	309
Total liabilities	6,752	3,420	62	(2,820)	7,414

Stockholder’s equity (deficit)	(722)	3,372	95	(3,467)	(722)
Total liabilities and stockholder’s equity (deficit)	$6,030	$6,792	$157	$(6,287)	$6,692

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of February 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$53	$17	$41	$—	$111
Receivables, net	2	984	60	—	1,046
Inventories	—	1,024	48	—	1,072
Deferred tax asset	—	58	1	(52)	7
Other current assets	15	26	22	—	63
Total current assets	70	2,109	172	(52)	2,299
Property and equipment, net	60	341	4	—	405
Goodwill	—	3,132	5	—	3,137
Intangible assets, net	—	335	3	—	338
Deferred tax asset	40	—	5	(40)	5
Investment in subsidiaries	3,452	—	—	(3,452)	—
Intercompany notes receivable	2,192	605	—	(2,797)	—
Other assets	128	6	2	—	136
Total assets	$5,942	$6,528	$191	$(6,341)	$6,320

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$618	$35	$—	$664
Accrued compensation and benefits	45	98	6	—	149
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	50	—	—	(50)	—
Other current liabilities	148	103	19	—	270
Total current liabilities	264	819	60	(50)	1,093

Long-term debt, excluding current installments	5,534	—	—	—	5,534
Deferred tax liabilities	—	156	—	(42)	114
Intercompany notes payable	605	2,192	—	(2,797)	—
Other liabilities	307	34	6	—	347
Total liabilities	6,710	3,201	66	(2,889)	7,088

Stockholder’s equity (deficit)	(768)	3,327	125	(3,452)	(768)
Total liabilities and stockholder’s equity (deficit)	$5,942	$6,528	$191	$(6,341)	$6,320

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$44	$—	$10	$—	$54
Cash flows from investing activities
Capital expenditures	(8)	(53)	—	—	(61)
Investments in equity affiliates - Return of capital	27	—	—	(27)	—
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from (payments of) intercompany notes	—	56	—	(56)	—
Net cash flows from investing activities	19	4	—	(83)	(60)
Cash flows from financing activities
Equity contribution (return of capital)	—	—	(27)	27	—
Borrowings (repayments) of intercompany notes	(56)	—	—	56	—
Borrowings of long-term debt	20	—	—	—	20
Repayments of long-term debt	(24)	—	—	—	(24)
Borrowings on long-term revolver	306	—	—	—	306
Repayments of long-term revolver	(196)	—	—	—	(196)
Debt issuance and modification fees	(3)	—	—	—	(3)
Other financing activities	(2)		—	—	(2)
Net cash flows from financing activities	45	—	(27)	83	101
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$108	$4	$(16)	$—	$96
Cash and cash equivalents at beginning of period	53	17	41	—	111
Cash and cash equivalents at end of period	$161	$21	$25	$—	$207

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Six Months Ended August 4, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$(550)	$(26)	$(1)	$—	$(577)
Cash flows from investing activities
Capital expenditures	(11)	(52)	(1)	—	(64)
Proceeds from sale of property and equipment	—	5	—	—	5
Settlement of acquisition of a business	—	2	—	—	2
Proceeds from sale of investments	936	—	—	—	936
(Investment in) return of capital of equity affiliates	2	—	—	(2)	—
Proceeds from (payments of) intercompany notes	—	76	—	(76)	—
Net cash flows from investing activities	$927	$31	$(1)	$(78)	$879
Cash flows from financing activities
Equity contribution (return of capital)	$1,038	$(2)	$—	$2	$1,038
Borrowings (repayments) of intercompany notes	(76)	—	—	76	—
Borrowings of long-term debt	79	—	—	—	79
Repayments of long-term debt	(1,619)	—	—	—	(1,619)
Borrowings on long-term revolver	520	—	—	—	520
Repayments of long-term revolver	(320)	—	—	—	(320)
Debt issuance and modification fees	(34)	—	—	—	(34)
Other financing activities	3	—	—	—	3
Net cash flows from financing activities	$(409)	$(2)	$—	$78	$(333)
Effect of exchange rates on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash & cash equivalents	$(32)	$3	$(3)	$—	$(32)
Cash and cash equivalents at beginning of period	91	15	35	—	141
Cash and cash equivalents at end of period	$59	$18	$32	$—	$109

NOTE 13—RECENT ACCOUNTING PRONOUNCMENTS

Presentation of an unrecognized tax benefit - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, ‘‘Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists’’ (‘‘ASU 2013-11’’), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on February 3, 2014. The adoption did not have a material impact on the Company’s financial position or results of operations.

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact on the Company of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of the Company after the effective date. The Company does not expect the adoption of ASU 2014-08 to have a material impact on the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined for two registrants: HD Supply Holdings, Inc. and HD Supply, Inc. Unless the context indicates otherwise, any reference in this discussion and analysis to “Holdings” refers to HD Supply Holdings, Inc., any reference to “HDS” refers to HD Supply, Inc., the indirect wholly-owned subsidiary of Holdings, and any references to “HD Supply,” the “Company,” “we,” “us” and “our” refer to Holdings together with its direct and indirect subsidiaries, including HDS.

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 650 locations across 48 U.S. states and seven Canadian provinces. We have approximately 16,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

We operate our Company through four reportable segments: Facilities Maintenance, Waterworks, Power Solutions and Construction & Industrial - White Cap.

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

Construction & Industrial - White Cap. Construction & Industrial - White Cap distributes specialized hardware, tools and engineered materials to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Hardware Solutions, Interior Solutions, Home Improvement Solutions and HD Supply Canada. Hardware Solutions (previously known as Crown Bolt) is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. Interior Solutions (previously known as Creative Touch Interiors) offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Home Improvement Solutions (previously known as Repair & Remodel) offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fastener/industrial supply markets operating across six Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Discontinued operations

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During the first six months of fiscal 2014 , the Company initiated and finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of Litemor’s operations and the loss on disposal of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and loss on the disposal of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Secondary Public Offering

As part of a secondary public offering (the “Secondary Public Offering”) in May 2014, certain of Holdings’ stockholders, including the Equity Sponsors, sold, in the aggregate, 34.5 million shares of Holdings’ common stock (including the exercise in June 2014 of the underwriters’ option to purchase additional shares). As a consequence of the completion of the Secondary Public Offering, Holdings no longer qualifies as a “controlled company” within the meaning of the corporate governance rules of NASDAQ. As a result, Holdings may continue to rely on exemptions from certain corporate governance requirements only during a one year transition period following the completion of the Secondary Public Offering.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending February 1, 2015 (“fiscal 2014”) and February 2, 2014 (“fiscal 2013”) both include 52 weeks. The three months ended August 3, 2014 (“second quarter 2014”) and August 4, 2013 (“second quarter 2013”) both included 13 weeks. The six months ended August 3, 2014 and August 4, 2013 both included 26 weeks.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Term Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Term Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Senior Term Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014.

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net income (loss)	$48	$(72)	$36	$(203)
Less income (loss) from discontinued operations, net of tax	—	(1)	(11)	(2)
Income (loss) from continuing operations	$48	$(71)	$47	$(201)
Interest expense	116	145	232	292
Depreciation and amortization (i)	66	61	129	121
Provision from income taxes	22	12	23	55
Stock-based compensation	4	5	9	8
Restructuring (ii)	4	—	7	—
Loss on extinguishment & modification of debt (iii)	—	46	2	87
Costs related to the initial public offering (iv)	—	20	—	20
Costs related to the secondary public offering (v)	—	—	1	—
Management fee & related expenses paid to Equity Sponsors (vi)	—	1	—	2
Other	(2)	—	(2)	—
Adjusted EBITDA	$258	$219	$448	$384

(i)            Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(ii)        Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. See “Note 9, Branch Closure and Consolidation Activities” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(iii)    Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)      Represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements.

(v)          Represents the costs expensed in connection with Holdings’ secondary public offering.  All of the shares of common stock sold in the secondary public offering were sold by certain of the Company’s stockholders. The Company did not receive any of the proceeds from the sale of the shares. See “Note 1, Nature of Business and Basis of Presentation — Public Offerings” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(vi)      The Company was previously party to consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with Holdings’ initial public offering in the second quarter of fiscal 2013.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net income (loss)	$48	$(72)	$36	$(203)
Less income (loss) from discontinued operations, net of tax	—	(1)	(11)	(2)
Income (loss) from continuing operations	48	(71)	47	(201)
Plus: Provision for income taxes	22	12	23	55
Less: Cash income taxes	(6)	(3)	(7)	(5)
Plus: Amortization of acquisition-related intangible assets (other than software)	34	33	68	67
Plus: Restructuring (i)	4	—	7	—
Plus: Loss on extinguishment & modification of debt (ii)	—	46	2	87
Plus: Costs related to the initial public offering (iii)	—	20	—	20
Plus: Costs related to the secondary public offering (iv)	—	—	1	—
Adjusted net income (loss)	$102	$37	$141	$23

(i)            Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. See “Note 9, Branch Closure and Consolidation Activities” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(ii)        Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iii)    Represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements.

(iv)      Represents the costs expensed in connection with Holdings’ secondary public offering. All of the shares of common stock sold in the secondary public offering were sold by certain of the Company’s stockholders. The Company did not receive any of the proceeds from the sale of the shares. See “Note 1 Nature of Business and Basis of Presentation— Public Offerings,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage Increase		Six Months Ended		Percentage Increase
	August 3, 2014	August 4, 2013	(Decrease)		August 3, 2014	August 4, 2013	(Decrease)
Net Sales	$2,447	$2,237	9.4%		$4,608	$4,285	7.5%
Gross Profit	722	657	9.9		1,353	1,250	8.2
Operating expenses:
Selling, general and administrative	468	444	5.4		915	877	4.3
Depreciation and amortization	64	61	4.9		126	120	5.0
Restructuring	4	—		*	7	—		*
Total operating expenses	536	505	6.1		1,048	997	5.1
Operating Income	186	152	22.4		305	253	20.6
Interest expense	116	145	(20.0)		232	292	(20.5)
Loss on extinguishment & modification of debt	—	46		*	2	87	(97.7)
Other (income) expense, net	—	20		*	1	20		*
Income (Loss) from Continuing Operations Before Income Taxes	70	(59)		*	70	(146)		*
Provision for income taxes	22	12	83.3		23	55	(58.2)
Income (Loss) from Continuing Operations	48	(71)		*	47	(201)		*
Income (loss) from discontinued operations, net of tax	—	(1)		*	(11)	(2)		*
Net Income (Loss)	$48	$(72)		*	$36	$(203)		*
Non-GAAP financial data:
Adjusted EBITDA	$258	$219	17.8%		$448	$384	16.7
Adjusted net income (loss)	$102	$37		*	$141	$23		*

* Not meaningful

	% of Net Sales		Basis Point	% of Net Sales		Basis Point
	Three Months Ended		Increase	Six Months Ended		Increase
	August 3, 2014	August 4, 2013	(Decrease)	August 3, 2014	August 4, 2013	(Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	29.5	29.4	10	29.4	29.2	20
Operating expenses:
Selling, general and administrative	19.1	19.8	(70)	19.9	20.5	(60)
Depreciation and amortization	2.6	2.8	(20)	2.7	2.8	(10)
Restructuring	0.2	—	20	0.1	—	10
Total operating expenses	21.9	22.6	(70)	22.7	23.3	(60)
Operating Income	7.6	6.8	80	6.6	5.9	70
Interest expense	4.7	6.5	(180)	5.0	6.8	(180)
Loss on extinguishment & modification of debt	—	2.1	(210)	—	2.0	(200)
Other (income) expense, net	—	0.9	(90)	—	0.5	(50)
Income (Loss) from Continuing Operations Before Income Taxes	2.9	(2.6)	550	1.5	(3.4)	490
Provision for income taxes	0.9	0.5	40	0.5	1.3	(80)
Income (Loss) from Continuing Operations	2.0	(3.2)	520	1.0	(4.7)	570
Income (loss) from discontinued operations, net of tax	—	—	—	(0.2)	—	(20)
Net Income (Loss)	2.0	(3.2)	520	0.8	(4.7)	550
Non-GAAP financial data:
Adjusted EBITDA	10.5	9.8	70	9.7	9.0	70
Adjusted net income (loss)	4.2	1.7	250	3.1	0.5	260

Highlights

Net sales in second quarter 2014 increased $210 million, or 9.4%, compared to second quarter 2013. In second quarter 2014, each of our four reportable segments realized increases in Net sales. Operating income in second quarter 2014 increased $34 million, or 22.4%, as compared to second quarter 2013. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $39 million, or 17.8%, in second quarter 2014 as compared to second quarter 2013. Net income in second quarter 2014 was $48 million as compared to a Net loss of $72 million in second quarter 2013. Adjusted net income in second quarter 2014 increased $65 million, or 176%, as compared to second quarter 2013. The increase in Adjusted net income (loss) was attributable to the sales growth, improving gross margins, and lower interest expense. As of August 3, 2014, our liquidity was $1.1 billion. See “Liquidity and Capital Resources — External Financing” for further information.

During second quarter 2014, management finalized the restructuring activities, initiated in fourth quarter 2013, and recorded an additional restructuring charge of approximately $4 million.  In addition, during second quarter 2014, we completed the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $1 million. See “Discontinued operations” above for further information.

Net sales

Net sales in second quarter 2014 increased $210 million, or 9.4%, compared to second quarter 2013 and $323 million, or 7.5%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013.

Each of our reportable segments experienced an increase in Net sales in second quarter 2014 and in the first six months of fiscal 2014 as compared to the same periods in fiscal 2013. Net sales increases, during the second quarter and first six months of fiscal 2014, were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. These Net sales increases were partially offset by an unfavorable Canadian exchange rate impact, primarily at Power Solutions, resulting in a $4 million and $11 million reduction to Net sales in the second quarter and first six months of fiscal 2014, respectively. Additionally, the first quarter of fiscal 2014 was negatively impacted by severe winter weather.

Gross profit

Gross profit increased $65 million, or 9.9%, during second quarter 2014 as compared to second quarter 2013 and $103 million, or 8.2%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013.

Each of our reportable segments experienced an increase in Gross profit in second quarter and in the first six months of fiscal 2014 as compared to the same periods in fiscal 2013. The Gross profit increases, in both periods, are primarily due to sales growth from initiatives and market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 29.5% in second quarter 2014 as compared to 29.4% in second quarter 2013 and approximately 20 basis points to 29.4% in the first six months of fiscal 2014 as compared to 29.2% in the first six months of fiscal 2013. The improvement in gross margin in both periods was primarily driven by our category management initiatives, partially offset by the competitive environment, and mix of products and services.

Operating expenses

Operating expenses increased $31 million, or 6.1%, during second quarter 2014 as compared to second quarter 2013 and $51 million, or 5.1%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013.

Selling, general and administrative expenses increased $24 million, or 5.4%, in second quarter 2014 as compared to second quarter 2013 and $38 million, or 4.3%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense increased $3 million, or 4.9%, in second quarter 2014 as compared to second quarter 2013 and $6 million, or 5.0%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. The increase was primarily as a result of new locations, expansions and investments in technology.

Operating expenses as a percentage of Net sales decreased approximately 70 basis points to 21.9%, in second quarter 2014 and approximately 60 basis points to 22.7% in the first six months of fiscal 2014 as compared to the same periods in 2013. The decrease in both periods was driven by a reduction in Selling, general and administrative expenses as a percentage of Net sales, which decreased 70 basis points to 19.1% in second quarter 2014 as compared to second quarter 2013 and 60 basis points to 19.9% in the first six months of fiscal 2014 as compared to the same period in 2013. This improvement was primarily due to our cost control efforts, including the restructuring actions initiated during the fourth quarter of fiscal 2013, and the leverage of fixed costs through sales volume increases.

Operating income (loss)

Operating income increased $34 million, or 22.4%, during second quarter 2014 as compared to second quarter 2013 and $52 million, or 20.6%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013.  The improvement in both periods was primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

Operating income as a percentage of Net sales increased approximately 80 basis points in second quarter 2014 as compared to second quarter 2013 and approximately 70 basis points in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. The improvement was primarily driven by a reduction in Selling, general and administrative expenses as a percentage of Net sales and improvements in gross margins.

Interest expense

Interest expense decreased $29 million, or 20.0%, during second quarter 2014 as compared to second quarter 2013 and $60 million, or 20.5%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. The decrease in both periods was primarily due to a lower average outstanding balance, and to a lesser extent, a lower average interest rate. The lower average outstanding balance was primarily due to the repayment of debt with the net proceeds from Holdings’ initial public offering in the second quarter of fiscal 2013.

Loss on extinguishment & modification of debt

During the first six months of fiscal 2014, our debt refinancing and redemption activities resulted in charges of $2 million. During the second quarter and first six months of fiscal 2013, our debt refinancing and redemption activities resulted in charges of $46 million and $87 million, respectively. These charges were recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

In first quarter 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of Term Loans and extended the maturity of the Term Loans by approximately nine months, to June 28, 2018.

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

In first quarter 2013, we redeemed all of the remaining $889 million outstanding of HDS’s 13.5% Senior Subordinated Notes due 2015 (the “2007 Senior Subordinated Notes”) at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

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

For additional information, see “Liquidity and Capital Resources — External Financing” below and “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

During the first six months of fiscal 2014, and in connection with the Secondary Public Offering, we incurred approximately $1 million in related fees and expenses. During the three and six months ended August 4, 2013, and in connection with the initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information, see “Note 1, Nature of Business and Basis of Presentation,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

The provision for income taxes from continuing operations in second quarter 2014 was $22 million compared to $12 million in second quarter 2013. The effective rate for continuing operations for second quarter 2014 was a provision of 30.6%, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for second quarter 2013 was a provision of 20.7%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

The provision for income taxes from continuing operations in the first six months of fiscal 2014 was $23 million compared to $55 million in the first six months of fiscal 2013. The effective rate for continuing operations for the first six months of 2014 was a provision of 32.8%, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for the first six months of 2013 was a provision of 37.9%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $39 million, or 17.8%, in second quarter 2014 as compared to second quarter 2013, and $64 million, or 16.7%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. Each of our reportable segments experienced an increase in Adjusted EBITDA in the second quarter and first six months of fiscal 2014 as compared to same periods in fiscal 2013.

The increase in Adjusted EBITDA in second quarter and the first six months of fiscal 2014 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 10.5% in second quarter 2014 as compared to second quarter 2013 and approximately 70 basis points to 9.7% in the first six months of fiscal 2014 as compared to the same period in fiscal 2013, primarily due to a reduction in Selling, general and administrative expenses as a percentage of Net sales and gross margin improvements.

Adjusted net income (loss)

Adjusted net income (loss) increased $65 million in second quarter 2014 to $102 million as compared to second quarter 2013 and $118 million in the first six months of fiscal 2014 to $141 million as compared to the same period in fiscal 2013. The increase in Adjusted net income was attributable to the sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 3, 2014	August 4, 2013	(Decrease)		August 3, 2014	August 4, 2013	(Decrease)
Net sales	$686	$638	7.5%		$1,290	$1,199	7.6%
Operating income	$104	$94	10.6%		$181	$163	11.0%
% of Net sales	15.2%	14.7%	50	bps	14.0%	13.6%	40	bps
Depreciation and amortization	33	31	6.5%		65	62	4.8%
Restructuring	2	—		*	2	—		*
Adjusted EBITDA	$139	$125	11.2%		$248	$225	10.2%

* Not meaningful

Net Sales

Net sales increased $48 million, or 7.5%, in second quarter 2014 as compared to second quarter 2013 and $91 million, or 7.6%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives contributed approximately $33 million of the second quarter 2014 increase and approximately $64 million of the first six months of fiscal 2014 increase. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales in second quarter 2014 were also positively impacted by favorable market conditions.

Adjusted EBITDA

Adjusted EBITDA increased $14 million, or 11.2%, in second quarter 2014 as compared to second quarter 2013 and $23 million, or 10.2%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods was primarily due to volume increases and operating leverage through productivity. The increase was partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth, and by other variable expenses driven by the volume increase.

Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points in second quarter 2014 as compared to second quarter 2013 and approximately 40 basis points in the first six months of fiscal 2014 as compared to the same period of fiscal 2013. The increase in both periods was driven primarily by a decline in Selling, general and administrative expenses as a percentage of Net sales and an increase in gross margins. Selling, general and administrative expenses as a percentage of Net sales declined approximately 30 basis points in second quarter 2014 as compared to second quarter 2013 and approximately 50 basis points in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 due to the leverage of fixed costs through sales volumes and cost control efforts.

Waterworks

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 3, 2014	August 4, 2013	(Decrease)		August 3, 2014	August 4, 2013	(Decrease)
Net sales	$665	$601	10.6%		$1,216	$1,124	8.2%
Operating income	$53	$46	15.2%		$91	$81	12.3%
% of Net sales	8.0%	7.7%	30	bps	7.5%	7.2%	30	bps
Depreciation and amortization	4	4	—		7	7	—
Adjusted EBITDA	$57	$50	14.0%		$98	$88	11.4%
% of Net sales	8.6%	8.3%	30	bps	8.1%	7.8%	30	bps

Net Sales

Net sales increased $64 million, or 10.6%, in second quarter 2014 as compared to second quarter 2013 and increased $92 million, or 8.2%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and new locations (“greenfields”), contributed approximately $26 million and $47 million in the second quarter and first six months of fiscal 2014, respectively. Net sales in the second quarter and first six months of fiscal 2014 were also positively impacted by higher sales volume due to end-market improvements.

Adjusted EBITDA

Adjusted EBITDA increased $7 million, or 14.0%, in second quarter 2014 as compared to second quarter 2013 and increased $10 million, or 11.4%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods, as compared to the same periods of fiscal 2013, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel, related to growth initiative investments and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 30 basis points in the second quarter and the first six months of fiscal 2014 as compared to the same periods of fiscal 2013. The improvement in both periods was due to a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Power Solutions

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 3, 2014	August 4, 2013	(Decrease)		August 3, 2014	August 4, 2013	(Decrease)
Net sales	$488	$456	7.0%		$949	$918	3.4%
Operating income	$13	$12	8.3%		$25	$24	4.2%
% of Net sales	2.7%	2.6%	10	bps	2.6%	2.6%	—
Depreciation and amortization	7	6	16.7%		13	12	8.3%
Restructuring	1	—		*	1	—		*
Adjusted EBITDA	$21	$18	16.7%		$39	$36	8.3%
% of Net sales	4.3%	3.9%	40	bps	4.1%	3.9%	20	bps

* Not meaningful

Net Sales

Net sales in second quarter 2014 increased $32 million, or 7.0%, as compared to second quarter 2013 and increased $31 million, or 3.4%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods, as compared to the same periods of fiscal 2013, was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission projects and product and services expansion. These increases were partially offset by an unfavorable foreign exchange rate impact on the Power Solutions Canadian business, which resulted in a $3 million and $8 million reduction to Net sales in second quarter 2014 and first six month of fiscal 2014, respectively.

Adjusted EBITDA

Adjusted EBITDA in second quarter 2014 increased $3 million, or 16.7%, as compared to second quarter 2013 and increased $3 million, or 8.3%, in the first six months of 2014 as compared to the same period of fiscal 2013.

The increase in Adjusted EBITDA in both periods was primarily attributable to growth in Net sales and negatively impacted by the foreign exchange rate impact. In addition, the first quarter of fiscal 2014 was negatively impacted by unfavorable weather.

Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in second quarter 2014 as compared to second quarter 2013 and approximately 20 basis points in the first six months of fiscal 2014 as compared to the same periods of fiscal 2013. These increases were primarily due to our cost control efforts, including the restructuring actions initiated during the fourth quarter of fiscal 2013, and the leverage of fixed costs through sales volume increases.

Construction & Industrial - White Cap

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 3, 2014	August 4, 2013	(Decrease)		August 3, 2014	August 4, 2013	(Decrease)
Net sales	$389	$336	15.8%		$733	$646	13.5%
Operating income	$21	$15	40.0%		$32	$20	60.0%
% of Net sales	5.4%	4.5%	90	bps	4.4%	3.1%	130	bps
Depreciation and amortization	12	9	33.3%		21	18	16.7%
Restructuring	—	—	—		2	—		*
Adjusted EBITDA	$33	$24	37.5%		$55	$38	44.7%
% of Net sales	8.5%	7.1%	140	bps	7.5%	5.9%	160	bps

* Not meaningful

Net Sales

Net sales increased $53 million, or 15.8%, in second quarter 2014 as compared to second quarter 2013 and increased $87 million, or 13.5%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives contributed approximately $31 million and $51 million of the increase in the second quarter and first six months of fiscal 2014, respectively, driven by our greenfields, Managed Sales Approach (‘‘MSA’’) and direct marketing initiatives.  MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales in both periods of fiscal 2014 were positively impacted by improvements in non-residential construction and the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 37.5%, in second quarter 2014 as compared to second quarter 2013 and increased $17 million, or 44.7%, in the first six months of 2014 as compared to same period of fiscal 2013.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 140 basis points in second quarter 2014 as compared to second quarter 2013 and increased approximately 160 basis points in the first six months of fiscal 2014 as compared to the same period of fiscal 2013. This improvement was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume and cost control efforts.

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

During the first six months of fiscal 2014, the Company’s generation of cash was primarily driven by cash receipts from operations, net debt borrowings, and proceeds from stock option exercises, partially offset by the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of August 3, 2014, our combined liquidity of approximately $1,102 million was comprised of $229 million in cash and cash equivalents and $873 million of additional available borrowings (excluding $102 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions

	Six Months Ended		Increase
	August 3, 2014	August 4, 2013	(Decrease)

Operating activities	$54	$(577)	$631
Investing activities	(60)	879	(939)
Financing activities	119	(333)	452

Working capital

Working capital, excluding cash and cash equivalents, was $1,209 million as of August 3, 2014, increasing $37 million as compared to $1,172 million as of August 4, 2013. The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes and a decrease in Accounts payable.

Operating activities

During the first six months of fiscal 2014 cash provided by operating activities was $54 million compared with a use of $577 million in the first six months of fiscal 2013. The use of cash in the first six months of fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans. The first six months of fiscal 2014 included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Additionally, cash interest paid in the first six months of fiscal 2014 unrelated to extinguishments was $220 million, compared to $304 million in the first six months of fiscal 2013. Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased approximately $182 million in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. The increase in operating cash flows excluding interest is attributable to growth in operations and efficient use of working capital.

Investing activities

During the first six months of fiscal 2014, cash used in investing activities was $60 million, primarily due to capital expenditures. During the first six months of fiscal 2013, cash provided by investing activities was $879 million, primarily driven by the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $64 million of capital expenditures.

Financing activities

During the first six months of fiscal 2014, cash provided by financing activities was $119 million, primarily due to net debt borrowings of $106 million and $33 million of proceeds from employee stock option exercises, partially offset by purchases of treasury shares and payments for debt issuance and modification costs.

During the first six months of fiscal 2013, cash used in financing activities was $333 million, due to net debt payments of $1,340 million, including an aggregate $59 million in contractually required premiums paid to extinguish the 2007 Senior Subordinated Notes and January 2013 Senior Subordinated Notes prior to maturity, and payments of $34 million for debt issuance and modification costs. This was substantially offset by $1,040 million in net proceeds from the initial public offering of Holdings’ common stock.

External Financing

As of August 3, 2014, we had an aggregate principal amount of $5.6 billion of outstanding debt, net of unamortized discounts of $16 million and including unamortized premiums of $16 million, and $975 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $55 million in letters of credit issued and including $102 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

HDS’s long-term debt as of August 3, 2014 and February 2, 2014 consisted of the following (dollars in millions):

	August 3, 2014		February 2, 2014
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$470	1.65	$360	1.66
Term Loans due 2018, net of unamortized discount of $16 million and $19 million	964	4.00	966	4.50
First Priority Notes due 2019, including unamortized premium of $16 million and $18 million	1,266	8.125	1,268	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,650		$5,544
Less current installments	(10)		(10)
Long-term debt, excluding current installments	$5,640		$5,534

(1)         Represents the stated rate of interest, without including the effect of discounts or premiums.

On February 6, 2014, HDS amended its Term Loan Facility, as defined below, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The Term Loan may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS’s Senior ABL Facility, as defined below, the maturity date of the ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

In connection with the amendment, HDS paid approximately $1 million in financing fees, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of August 3, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $34 million aggregate principal amount of HDS’s Term Loans.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 3, 2014, HDS had $975 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $55 million in letters of credit issued and including $102 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,000 million. The Term Loan Facility will mature on June 28, 2018 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

Secured Notes

8 1/8% Senior Secured First Priority Notes due 2019

HDS’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the First Priority Notes and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

Redemption

HDS may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the Second Priority Notes and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

Collateral

The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second priority security interest), including pledges of all Capital Stock of HDS’s Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the indenture governing the First Priority Notes) and Excluded Subsidiary Securities (as defined in the indenture governing the First Priority Notes) (the “Cash Flow Priority Collateral”).

The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

The indentures governing the First Priority Notes, the Second Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’ subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the First Priority Notes and Second Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

Unsecured Notes

11.5% Senior Unsecured Notes due 2020

HDS’s 11.5% Senior Unsecured Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the 11.5% Senior Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

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

7.5% Senior Unsecured Notes due 2020

HDS’s 7.5% Senior Unsecured Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the February 2013 Senior Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of August 3, 2014, HDS is in compliance with all such covenants that were in effect on such date.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, as amended, for the fiscal year ended February 2, 2014.

Recent accounting pronouncements

Presentation of an unrecognized tax benefit - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, ‘‘Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists’’ (‘‘ASU 2013-11’’), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on February 3, 2014. The adoption did not have a material impact on the Company’s financial position or results of operations.

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact on the Company of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of the Company after the effective date. The Company does not expect the adoption of ASU 2014-08 to have a material impact on the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of August 3, 2014 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of August 3, 2014 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in our analysis and it is included in the discussion set forth above.

The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. On July 28, 2014, the Company received a Civil

Investigative Demand (“CID”) issued by the United States Attorney’s Office for the Northern District of New York pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company’s sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is in the process of responding to the CID. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014. See Note 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for the most recent developments in the Internal Revenue Service’s audit of the Company’s U.S. federal tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009 and other legal matters.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In the first quarter of fiscal 2014, Holding’s Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion. Through the end of the second quarter of fiscal 2014, the Company has repurchased shares of its common stock under this program having a value of approximately $16 million. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2014 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

May 5 – June 1	—	$—	—	$24,944,406
June 2 – June 29	232,000	28.17	232,000	26,559,641
June 30 – August 3	348,000	27.08	348,000	20,657,974

Total	580,000	$27.52	580,000

(1)                                 The share repurchase program was announced on Form 8-K filed by Holdings on April 8, 2014, and repurchases commenced on June 6, 2014. Repurchases under the program are made in the open market through broker-negotiated purchases, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and in compliance with Rule 10b-18 of the Exchange Act.

(2)                                 The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 8, 2014	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ EVAN J. LEVITT
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 8, 2014	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer