Form 10-Q
period 2014-11-02
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2014-12-09
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2014

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

HD Supply Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 5, 2014:

HD Supply Holdings, Inc.	196,047,008 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

INDEX TO FORM 10-Q

		Page
	Explanatory Note	3

	Forward-looking statements and information	3

Part I.	Financial Information

Item 1.	Financial Statements

	HD Supply Holdings, Inc.
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended November 2, 2014 and November 3, 2013 (unaudited)	5

	Consolidated Balance Sheets as of November 2, 2014 and February 2, 2014 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months ended November 2, 2014 and November 3, 2013 (unaudited)	7

	HD Supply, Inc.
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended November 2, 2014 and November 3, 2013 (unaudited)	8

	Consolidated Balance Sheets as of November 2, 2014 and February 2, 2014 (unaudited)	9

	Consolidated Statements of Cash Flows for the Nine Months ended November 2, 2014 and November 3, 2013 (unaudited)	10

	Notes to Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	60

Part II.	Other Information

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	61

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6.	Exhibits	63

Signatures		64

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net Sales	$2,488	$2,273	$7,096	$6,558
Cost of sales	1,762	1,611	5,017	4,646
Gross Profit	726	662	2,079	1,912
Operating expenses:
Selling, general and administrative	467	441	1,382	1,318
Depreciation and amortization	57	61	183	181
Restructuring	—	—	7	—
Total operating expenses	524	502	1,572	1,499
Operating Income	202	160	507	413
Interest expense	115	117	347	409
Loss on extinguishment & modification of debt	—	—	2	87
Other (income) expense, net	(4)	—	(3)	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	91	43	161	(103)
Provision (benefit) for income taxes	31	(8)	54	47
Income (Loss) from Continuing Operations	60	51	107	(150)
Income (loss) from discontinued operations, net of tax	—	—	(11)	(2)
Net Income (Loss)	$60	$51	$96	$(152)
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(1)	(4)
Total Comprehensive Income (Loss)	$57	$51	$95	$(156)

Weighted Average Common Shares Outstanding (thousands)
Basic	194,288	191,750	193,806	158,587
Diluted	200,151	197,392	199,689	158,587

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.31	$0.27	$0.55	$(0.95)
Income (Loss) from Discontinued Operations	$—	$—	$(0.06)	$(0.01)
Net Income (Loss)	$0.31	$0.27	$0.50	$(0.96)

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.30	$0.26	$0.54	$(0.95)
Income (Loss) from Discontinued Operations	$—	$—	$(0.06)	$(0.01)
Net Income (Loss)	$0.30	$0.26	$0.48	$(0.96)

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 2, 2014	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$107	$115
Receivables, less allowance for doubtful accounts of $17 and $18	1,304	1,046
Inventories	1,168	1,072
Deferred tax asset	5	7
Other current assets	37	63
Total current assets	2,621	2,303
Property and equipment, net	400	405
Goodwill	3,136	3,137
Intangible assets, net	242	338
Other assets	124	141
Total assets	$6,523	$6,324

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$867	$664
Accrued compensation and benefits	145	149
Current installments of long-term debt	10	10
Other current liabilities	203	270
Total current liabilities	1,225	1,093

Long-term debt, excluding current installments	5,498	5,534
Deferred tax liabilities	148	114
Other liabilities	309	347
Total liabilities	7,180	7,088

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 195.8 million and 192.4 million shares issued and outstanding at November 2, 2014 and February 2, 2014, respectively	2	2
Paid-in capital	3,805	3,752
Accumulated deficit	(4,407)	(4,503)
Accumulated other comprehensive loss	(16)	(15)
Treasury stock, at cost, 1.5 million shares at November 2, 2014	(41)	—
Total stockholders’ equity (deficit)	(657)	(764)
Total liabilities and stockholders’ equity (deficit)	$6,523	$6,324

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 2, 2014	November 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96	$(152)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187	184
Provision for uncollectibles	6	4
Non-cash interest expense	19	23
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)
Loss on extinguishment & modification of debt	2	87
Stock-based compensation expense	12	12
Deferred income taxes	43	35
Other	—	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(264)	(226)
(Increase) decrease in inventories	(96)	(87)
(Increase) decrease in other current assets	26	4
Increase (decrease) in accounts payable and accrued liabilities	85	(42)
Increase (decrease) in other long-term liabilities	6	14
Net cash provided by (used in) operating activities	121	(510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92)	(96)
Proceeds from sales of property and equipment	3	6
Proceeds from sale of investments	—	936
Settlements for businesses acquired, net of cash acquired	—	2
Net cash provided by (used in) investing activities	(89)	848
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	1,039
Proceeds from issuance of common stock under employee benefit plans	40	—
Purchase of treasury shares	(40)	—
Borrowings of long-term debt	20	79
Repayments of long-term debt	(27)	(1,621)
Borrowings on long-term revolver debt	524	736
Repayments on long-term revolver debt	(554)	(556)
Debt issuance and modification costs	(3)	(34)
Net cash used in financing activities	(40)	(357)
Effect of exchange rates on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	$(8)	$(21)
Cash and cash equivalents at beginning of period	115	141
Cash and cash equivalents at end of period	$107	$120

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net Sales	$2,488	$2,273	$7,096	$6,558
Cost of sales	1,762	1,611	5,017	4,646
Gross Profit	726	662	2,079	1,912
Operating expenses:
Selling, general and administrative	467	441	1,382	1,318
Depreciation and amortization	57	61	183	181
Restructuring	—	—	7	—
Total operating expenses	524	502	1,572	1,499
Operating Income	202	160	507	413
Interest expense	115	117	347	409
Loss on extinguishment & modification of debt	—	—	2	87
Other (income) expense, net	(4)	—	(3)	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	91	43	161	(103)
Provision (benefit) for income taxes	31	(8)	54	47
Income (Loss) from Continuing Operations	60	51	107	(150)
Income (loss) from discontinued operations, net of tax	—	—	(11)	(2)
Net Income (Loss)	$60	$51	$96	$(152)
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(1)	(4)
Total Comprehensive Income (Loss)	$57	$51	$95	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 2, 2014	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$103	$111
Receivables, less allowance for doubtful accounts of $17 and $18	1,304	1,046
Inventories	1,168	1,072
Deferred tax asset	5	7
Other current assets	37	63
Total current assets	2,617	2,299
Property and equipment, net	400	405
Goodwill	3,136	3,137
Intangible assets, net	242	338
Other assets	124	141
Total assets	$6,519	$6,320

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$867	$664
Accrued compensation and benefits	145	149
Current installments of long-term debt	10	10
Other current liabilities	202	270
Total current liabilities	1,224	1,093

Long-term debt, excluding current installments	5,498	5,534
Deferred tax liabilities	148	114
Other liabilities	309	347
Total liabilities	7,179	7,088

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,763	3,750
Accumulated deficit	(4,407)	(4,503)
Accumulated other comprehensive loss	(16)	(15)
Total stockholder’s equity (deficit)	(660)	(768)
Total liabilities and stockholder’s equity (deficit)	$6,519	$6,320

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 2, 2014	November 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96	$(152)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187	184
Provision for uncollectibles	6	4
Non-cash interest expense	19	23
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)
Loss on extinguishment & modification of debt	2	87
Stock-based compensation expense	12	12
Deferred income taxes	43	35
Other	—	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(264)	(226)
(Increase) decrease in inventories	(96)	(87)
(Increase) decrease in other current assets	26	4
Increase (decrease) in accounts payable and accrued liabilities	85	(42)
Increase (decrease) in other long-term liabilities	6	14
Net cash provided by (used in) operating activities	121	(510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92)	(96)
Proceeds from sales of property and equipment	3	6
Proceeds from sale of investments	—	936
Settlement for businesses acquired, net of cash acquired	—	2
Net cash provided by (used in) investing activities	(89)	848
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	1,039
Borrowings of long-term debt	20	79
Repayments of long-term debt	(27)	(1,621)
Borrowings on long-term revolver debt	524	736
Repayments on long-term revolver debt	(554)	(556)
Debt issuance and modification costs	(3)	(34)
Net cash used in financing activities	(40)	(357)
Effect of exchange rates on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	$(8)	$(21)
Cash and cash equivalents at beginning of period	111	141
Cash and cash equivalents at end of period	$103	$120

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

Basis of Presentation

On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings’ common stock. Holdings’ accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. As of the date of this report, there is no preferred stock issued or outstanding.

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K, as amended, for the year ended February 2, 2014, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Certain amounts in the prior-period financial statements have been reclassified to conform to the current period’s presentation.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending February 1, 2015 (“fiscal 2014”) and February 2, 2014 (“fiscal 2013”) both include 52 weeks. The three months ended November 2, 2014 and November 3, 2013 both included 13 weeks and the nine months ended November 2, 2014 and November 3, 2013 both included 39 weeks.

Principles of Consolidation

The consolidated financial statements of Holdings present the results of operations, financial position and cash flows of Holdings and its wholly-owned subsidiaries, including HDS.  The consolidated financial statements of HDS present the results of operations, financial position and cash flows of HDS and its wholly-owned

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of businesses acquired are included from their respective dates of acquisition. The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates.

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At November 2, 2014 and February 2, 2014, self-insurance reserves totaled approximately $97 million and $94 million, respectively.

NOTE 2 —PUBLIC OFFERINGS

On September 11, 2014, Holdings filed an automatic shelf registration statement on Form S-3 ASR, including a prospectus, (File No. 333-198685, “Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). Under the Shelf Registration Statement, certain of Holdings’ stockholders, as identified in the Shelf Registration Statement, from time to time may offer and sell Holdings’ common stock, par value $0.01 per share (“Common Stock”) in one or more offerings or re-sales in amounts, at prices and on terms to be determined at the time of the offering. On September 11, 2014, certain of the Company’s stockholders, including investment funds associated with The Carlyle Group and Clayton, Dubilier & Rice, LLC, and THD Holdings, LLC (collectively, the “September Selling Stockholders”), completed the sale of 20 million shares of Holdings’ Common Stock, under the Shelf Registration Statement at a price of $27.517 per share (the “September Secondary Offering”). The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. Subsequent to the September Secondary Offering, investment funds associated with The Carlyle Group, Clayton, Dubilier & Rice, LLC, and THD Holdings, LLC, included in the September Secondary Offering as September Selling Stockholders, hold approximately 9%, 9% and 4%, respectively, of Holdings’ Common Stock. Bain Capital Partners, LLC continues to hold approximately 14% of Holdings’ Common Stock. In connection with the September Secondary Offering, the Company incurred $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

On March 28, 2014, Holdings filed a registration statement on Form S-1 (File No. 333-194887, the “Secondary Registration Statement”) with the SEC to register a secondary public offering of 30 million shares of its Common Stock. All of the shares of Common Stock sold in the secondary public offering were sold by certain stockholders of Holdings (the “May Selling Stockholders”), as identified in the Secondary Registration Statement. On May 1, 2014, the Secondary Registration Statement was declared effective by the SEC and Holdings announced the pricing of the secondary public offering at a price of $26.00 per share (the “May Secondary Offering”). The underwriters for the offering were granted an option to purchase up to 4.5 million additional shares of Common Stock from the May Selling Stockholders within 30 days, which they exercised in full on May 30, 2014. On May 7, 2014, the May Selling Stockholders completed the sale of 30 million shares of Holdings’ Common Stock in the May Secondary Offering. On June 4, 2014, the May Selling Stockholders completed the sale of the additional 4.5 million shares of Common Stock to the underwriters pursuant to their option to purchase additional shares at a price of $26.00 per share. The Company did not receive any of the proceeds from the sale of these 34.5 million shares. Subsequent to these sales, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”), included in the offering as May

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selling Stockholders, held approximately 41% of Holdings’ Common Stock. In connection with the May Secondary Offering, the Company incurred $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

On June 26, 2013, Holdings’ Registration Statement (File No. 333-187872) was declared effective by the SEC for an initial public offering of its Common Stock. Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock sold to the underwriters for the offering pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters’ discounts and commissions and offering expenses of approximately $16 million.

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

NOTE 3 — DISCONTINUED OPERATIONS

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During the first half of fiscal 2014, the Company initiated and finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net sales	$—	$23	$17	$63

Loss on disposal of discontinued operations	—	—	(15)	(2)

Income (loss) before provision for income taxes	$—	$—	$(15)	$(2)
Provision for income taxes	—	—	4	—
Income (loss) from discontinued operations, net of tax	$—	$—	$(11)	$(2)

NOTE 4 — RELATED PARTIES

On August 30, 2007, investment funds associated with the Equity Sponsors formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc.  Through these transactions (the “2007 Transactions”), Home Depot was paid $8.2 billion in cash and 12.5% of Holdings’ then outstanding Common Stock.

Following the completion of Holdings’ initial public offering on July 2, 2013, the Equity Sponsors continued to hold more than 50% of Holdings’ Common Stock and Home Depot held less than 10% of Holdings’ Common Stock. Upon completion of Holdings’ secondary public offerings by certain of its stockholders on September 11, 2014 and May 7, 2014, and the sale of additional shares to the underwriters pursuant to their option to purchase additional shares on June 4, 2014, the Equity Sponsors, hold approximately 32% of Holdings’ Common Stock.

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

During the three and nine months ended November 3, 2013, the Company recorded zero and $2 million, respectively of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Debt—Management of the Company has been informed that, as of November 2, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $45 million aggregate principal amount of HDS’s Term Loans, as defined in Note 5, Debt.  On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principle of its 2007 Senior Subordinated Notes, as defined in Note 5, Debt, at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. Affiliates of certain of the Equity Sponsors owned approximately 39% of the 2007 Senior Subordinated Notes that were redeemed.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — DEBT

HDS’s long-term debt as of November 2, 2014 and February 2, 2014 consisted of the following (dollars in millions):

	November 2, 2014		February 2, 2014
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$330	1.65	$360	1.66
Term Loans due 2018, net of unamortized discount of $15 million and $19 million	962	4.00	966	4.50
First Priority Notes due 2019, including unamortized premium of $15 million and $18 million	1,266	8.125	1,268	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,508		$5,544
Less current installments	(10)		(10)
Long-term debt, excluding current installments	$5,498		$5,534

(1)         Represents the stated rate of interest, without including the effect of discounts or premiums.

On February 6, 2014, HDS amended its Term Loan Facility, as defined below, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor from 1.25% to 1.00%. The Term Loan, as defined below, may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS’s Senior ABL Facility, as defined below, the maturity date of the Senior ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

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

Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of November 2, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $45 million aggregate principal amount of HDS’s Term Loans.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 2, 2014, HDS has $1,116 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $54 million in letters of credit issued and including $70 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018.

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

In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the First Priority Notes with the proceeds of certain equity offerings at a redemption price of 108.125% of the principal amount in respect of the First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the First Priority Notes are redeemed, an aggregate principal amount of First Priority Notes equal to at least 50% of the original aggregate principal amount of First Priority Notes must remain outstanding immediately after each such redemption of First Priority Notes. See Note 16, Subsequent Events, for additional information regarding the First Priority Notes.

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

Debt Covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of November 2, 2014, HDS is in compliance with all such covenants that were in effect on such date.

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

NOTE 6 — GOODWILL

The carrying amount of goodwill by reporting unit as of November 2, 2014 and February 2, 2014 is as follows (amounts in millions):

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 2, 2014			February 2, 2014
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,876	(815)	1,061	1,876	(815)	1,061
Power Solutions	302	(99)	203	303	(99)	204
Construction & Industrial	183	(74)	109	183	(74)	109
Hardware Solutions	215	(150)	65	215	(150)	65
Home Improvement Solutions	125	(30)	95	125	(30)	95
Interior Solutions	67	(67)	—	67	(67)	—
Total goodwill	$4,371	$(1,235)	$3,136	$4,372	$(1,235)	$3,137

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

Under GAAP (ASC 350, Intangibles — Goodwill and Other), an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

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

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above, exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under GAAP.

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2014 for the six reporting units with goodwill balances. In accordance with GAAP, the Company elected to first assess qualitative factors on the reporting units to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount. Based on this assessment, the Company determined that it is not more likely than not that the fair value of each of the reporting units is less than its carrying amount. Therefore, it was not necessary to perform the two-step goodwill impairment test for any of the reporting units.

There was no indication of impairment in any of the Company’s reporting units during the fiscal 2014 and fiscal 2013 annual testing.

The Company’s analysis was based, in part, on HD Supply’s expectation of future market conditions for each of the reporting units. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company’s goodwill could be impaired.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of November 2, 2014 and February 2, 2014 (amounts in millions):

	As of November 2, 2014		As of February 2, 2014
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$330	$321	$360	$351
Term Loans and Notes	5,178	5,629	5,185	5,737
Total	$5,508	$5,950	$5,545	$6,088

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

NOTE 8 — INCOME TAXES

As of November 2, 2014, the Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2014 is a 33.4% provision, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service (the “IRS”).  Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the decrease in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance decrease was directly impacted by the increase in U.S. pre-tax book income.  The increase in U.S. pre-tax book income resulted in the utilization of net deferred tax assets including U.S. tax net operating losses (“NOL”) that were subject to a valuation allowance. The overall decrease in the valuation allowance was partially offset by an increase of the deferred tax liability for U.S. goodwill amortization for tax purposes.  The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill. During the three and nine months ended November 2, 2014, the impact of the tax amortization of the indefinite lived intangibles on tax expense was an increase of $23 million and $41 million, respectively.

The Company’s ability to deduct its NOL carryforwards against future taxable income could be limited if an ‘‘ownership change,’’ as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs. Management believes that an ownership change under Section 382 has occurred in 2014. Based on current estimates, management believes that this ownership change will not materially limit the Company’s ability to deduct its NOL carryforwards against future taxable income. However, no assurance can be given in this regard. Future direct or indirect changes in the ownership of Holdings common stock, including sales or acquisitions of Holdings common stock by certain stockholders and purchases and issuances of Holdings common stock by Holdings, some of which are not in the Company’s control, could result in an additional ownership change. Any resulting limitation on the use of the Company’s NOL carryforwards could result in the payment of taxes above the amounts currently estimated and have a negative effect on future results of operations and financial position.

As of February 2, 2014, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $192 million. During the nine months ended November 2, 2014, the Company’s unrecognized tax benefits decreased $3 million to $189 million, respectively as a result of state audit settlements. During the three months and nine months ended November 2, 2014, the gross accrual for interest related to unrecognized tax benefits increased $2 million and $5 million, respectively. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of February 2, 2014 was $27 million and increased to $32 million as of November 2, 2014.  Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations and statute expirations could result in a decrease in unrecognized tax benefits by up to $138 million plus a $16 million decrease in the net interest accrual.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets. As of November 2, 2014, the Company’s U.S. valuation allowance was $990 million.

See Note 12, Commitments and Contingencies, for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 9—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for HD Supply Holdings, Inc.

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 2, 2014 and November 3, 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Weighted average common shares (1)	194,288	191,750	193,806	158,587
Effect of potentially dilutive securities:
Stock plans	5,863	5,642	5,883	—
Diluted weighted average common shares	200,151	197,392	199,689	158,587

Stock plan securities excluded from dilution (2)	50	898	429	15,358

(1)              Weighted average common shares outstanding in the three and nine months ended November 3, 2013 reflect the issuance of 61 million shares on July 2, 2013 in connection with Holdings’ initial public offering.

(2)              Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock plans consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ employee stock plans. Diluted weighted average common shares outstanding equals basic weighted average common shares outstanding for certain periods presented, as the effect of securities are anti-dilutive because the Company incurred net losses.

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	November 2, 2014	February 2, 2014
Trade receivables, net	$1,198	$947
Vendor rebate receivables	88	85
Other receivables	18	14
Total receivables, net	$1,304	$1,046

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	November 2, 2014	February 2, 2014	November 2, 2014	February 2, 2014
Accrued interest	$21	$118	$21	$118
Accrued non-income taxes	50	32	50	32
Other	132	120	131	120
Total other current liabilities	$203	$270	$202	$270

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended November 2, 2014 and November 3, 2013 was $426 million and $512 million, respectively. Additionally, during the nine months ended November 2, 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50. During the nine months ended November 3, 2013, the Company paid $364 million of original issue discounts and paid-in-kind (“PIK”) interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

Cash paid for income taxes, net of refunds, in the nine months ended November 2, 2014 and November 3, 2013 was approximately $37 million and $6 million, respectively. The payments during the nine months ended November 2, 2014 include a $27 million payment for the tentative settlement of the IRS’s audits of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.  See Note 12, Commitments and Contingencies — Internal Revenue Service, for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

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

During the first half of fiscal 2014, the Company continued restructuring activities under this plan, resulting in restructuring charges of $7 million in the nine months ended November 2, 2014, for additional workforce reductions of approximately 150 employees, primarily at Facilities Maintenance and Power Solutions, and the consolidation of six Construction & Industrial — White Cap branches into three branches. These charges were recorded as restructuring within the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company does not expect to incur any additional costs under this restructuring plan. The Company expects that the costs of these restructuring actions will be recovered through a permanent reduction of costs in less than one year. Payments of the employee-related cash charges are expected to be substantially complete within fiscal 2014.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

NOTE 13 — SEGMENT INFORMATION

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	Construction & Industrial - White Cap	Corporate & Other	Total Continuing Operations

Three Months Ended November 2, 2014
Net Sales	$660	$695	$502	$411	$220	$2,488
Adjusted EBITDA	139	64	23	35	4	265
Depreciation(1) & Software Amortization	12	2	2	5	10	31
Other Intangible Amortization	16	1	5	4	1	27
Three Months Ended November 3, 2013
Net Sales	$610	$633	$472	$352	$206	$2,273
Adjusted EBITDA	119	55	21	27	4	226
Depreciation(1) & Software Amortization	12	2	1	4	9	28
Other Intangible Amortization	20	1	5	5	3	34

Nine Months Ended November 2, 2014
Net Sales	$1,950	$1,911	$1,451	$1,144	$640	$7,096
Adjusted EBITDA	387	162	62	90	12	713
Depreciation(1) & Software Amortization	37	7	6	16	26	92
Other Intangible Amortization	56	3	14	14	8	95
Nine Months Ended November 3, 2013
Net Sales	$1,809	$1,757	$1,390	$998	$604	$6,558
Adjusted EBITDA	344	143	57	65	1	610
Depreciation(1) & Software Amortization	34	7	4	12	25	82
Other Intangible Amortization	60	3	14	15	9	101

(1) Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Total Adjusted EBITDA	$265	$226	$713	$610
Depreciation and amortization (1)	58	62	187	183
Stock-based compensation	3	4	12	12
Restructuring	—	—	7	—
Management fee & related expenses paid to Equity Sponsors (2)	—	—	—	2
Other	2	—	—	—
Operating income	202	160	507	413
Interest expense, net	115	117	347	409
Loss on extinguishment & modification of debt (3)	—	—	2	87
Other (income) expense, net (4)	(4)	—	(3)	20
Income (Loss) from Continuing Operations Before Provision for Income Taxes	91	43	161	(103)
Provision (benefit) for income taxes	31	(8)	54	47
Income (loss) from continuing operations	60	51	107	(150)
Less Income (loss) from discontinued operations, net of tax	—	—	(11)	(2)
Net Income (loss)	$60	$51	$96	$(152)

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         The Company was previously party to consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with Holdings’ initial public offering in the second quarter of fiscal 2013.

(3)        Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(4)         Amount in the nine months ended November 3, 2013 represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements.

NOTE 14—SUBSIDIARY GUARANTORS

As of November 2, 2014, HDS (the “Debt Issuer”) had outstanding First Priority Notes, Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,392	$97	$(1)	$2,488
Cost of sales	—	1,692	71	(1)	1,762
Gross Profit	—	700	26	—	726
Operating expenses:
Selling, general and administrative	21	429	17	—	467
Depreciation and amortization	5	52	—	—	57
Total operating expenses	26	481	17	—	524
Operating Income (Loss)	(26)	219	9	—	202
Interest expense	116	60	1	(62)	115
Interest (income)	(61)	—	(1)	62	—
Net (earnings) loss of equity affiliates	(112)	—	—	112	—
Loss on extinguishment & modification of debt	—	—	—	—	—
Other (income) expense, net	(4)	—	—	—	(4)
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	35	159	9	(112)	91
Provision (benefit) for income taxes	(25)	53	3	—	31
Income (Loss) from Continuing Operations	60	106	6	(112)	60
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$60	$106	$6	$(112)	$60
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$57	$106	$3	$(109)	$57

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended November 3, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,166	$107	$—	$2,273
Cost of sales	—	1,529	82	—	1,611
Gross Profit	—	637	25	—	662
Operating expenses:
Selling, general and administrative	15	411	15	—	441
Depreciation and amortization	4	56	1	—	61
Total operating expenses	19	467	16	—	502
Operating Income (Loss)	(19)	170	9	—	160
Interest expense	118	75	(1)	(75)	117
Interest (income)	(73)	(1)	(1)	75	—
Net (earnings) loss of equity affiliates	(137)	—	—	137	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	73	96	11	(137)	43
Provision (benefit) for income taxes	22	(33)	3	—	(8)
Income (Loss) from Continuing Operations	51	129	8	(137)	51
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$51	$129	$8	$(137)	$51
Other comprehensive income (loss) — foreign currency translation adjustment	—	—	—	—	—
Total Comprehensive Income (Loss)	$51	$129	$8	$(137)	$51

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$6,820	$278	$(2)	$7,096
Cost of sales	—	4,813	205	(1)	5,017
Gross Profit	—	2,007	73	(1)	2,079
Operating expenses:
Selling, general and administrative	53	1,281	49	(1)	1,382
Depreciation and amortization	13	169	1	—	183
Restructuring	1	5	1	—	7
Total operating expenses	67	1,455	51	(1)	1,572
Operating Income (Loss)	(67)	552	22	—	507
Interest expense	349	181	1	(184)	347
Interest (income)	(181)	(2)	(1)	184	—
Net (earnings) loss of equity affiliates	(248)	—	—	248	—
Loss on extinguishment & modification of debt	2	—	—	—	2
Other (income) expense, net	(3)	—	—	—	(3)
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	14	373	22	(248)	161
Provision (benefit) for income taxes	(82)	131	5	—	54
Income (Loss) from Continuing Operations	96	242	17	(248)	107
Income (loss) from discontinued operations, net of tax	—	2	(13)	—	(11)
Net Income (Loss)	$96	$244	$4	$(248)	$96
Other comprehensive income (loss) — foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$95	$244	$3	$(247)	$95

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended November 3, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$6,268	$291	$(1)	$6,558
Cost of sales	—	4,429	217	—	4,646
Gross Profit	—	1,839	74	(1)	1,912
Operating expenses:
Selling, general and administrative	56	1,216	47	(1)	1,318
Depreciation and amortization	12	167	2	—	181
Total operating expenses	68	1,383	49	(1)	1,499
Operating Income (Loss)	(68)	456	25	—	413
Interest expense	410	223	1	(225)	409
Interest (income)	(222)	(2)	(1)	225	—
Net (earnings) loss of equity affiliates	(333)	—	—	333	—
Loss on extinguishment & modification of debt	87	—	—	—	87
Other (income) expense, net	20	—	—	—	20
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(30)	235	25	(333)	(103)
Provision (benefit) for income taxes	122	(79)	4	—	47
Income (Loss) from Continuing Operations	(152)	314	21	(333)	(150)
Income (loss) from discontinued operations, net of tax	—	—	(2)	—	(2)
Net Income (Loss)	$(152)	$314	$19	$(333)	$(152)
Other comprehensive income (loss) — foreign currency translation adjustment	(4)	—	(4)	4	(4)
Total Comprehensive Income (Loss)	$(156)	$314	$15	$(329)	$(156)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

ASSETS
Current assets:
Cash and cash equivalents	$45	$21	$37	$—	$103
Receivables, net	2	1,244	58	—	1,304
Inventories	—	1,121	47	—	1,168
Deferred tax asset	—	58	3	(56)	5
Intercompany receivable	—	1	—	(1)	—
Other current assets	11	23	3	—	37
Total current assets	58	2,468	148	(57)	2,617
Property and equipment, net	53	343	4	—	400
Goodwill	—	3,132	4	—	3,136
Intangible assets, net	—	240	2	—	242
Deferred tax asset	8	—	5	(8)	5
Investment in subsidiaries	3,445	—	—	(3,445)	—
Intercompany notes receivable	2,192	580	—	(2,772)	—
Other assets	113	6	—	—	119
Total assets	$5,869	$6,769	$163	$(6,282)	$6,519

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$815	$40	$—	$867
Accrued compensation and benefits	51	89	5	—	145
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	56	—	—	(56)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	55	133	14	—	202
Total current liabilities	184	1,037	60	(57)	1,224

Long-term debt, excluding current installments	5,498	—	—	—	5,498
Deferred tax liabilities	—	156	—	(8)	148
Intercompany notes payable	580	2,192	—	(2,772)	—
Other liabilities	267	36	6	—	309
Total liabilities	6,529	3,421	66	(2,837)	7,179

Stockholder’s equity (deficit)	(660)	3,348	97	(3,445)	(660)
Total liabilities and stockholder’s equity (deficit)	$5,869	$6,769	$163	$(6,282)	$6,519

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

Net cash flows from operating activities	$41	$55	$25	$—	$121
Cash flows from investing activities
Capital expenditures	(11)	(79)	(2)	—	(92)
Investments in equity affiliates - Return of capital	27	—	—	(27)	—
Proceeds from sale of property and equipment	—	3	—	—	3
Proceeds from (payments of) intercompany notes	—	25	—	(25)	—
Other investing activities	1	—	—	(1)	—
Net cash flows from investing activities	17	(51)	(2)	(53)	(89)
Cash flows from financing activities
Equity contribution (return of capital)	—	—	(27)	27	—
Borrowings (repayments) of intercompany notes	(25)	—	—	25	—
Borrowings of long-term debt	20	—	—	—	20
Repayments of long-term debt	(27)	—	—	—	(27)
Borrowings on long-term revolver	524	—	—	—	524
Repayments of long-term revolver	(554)	—	—	—	(554)
Debt issuance and modification fees	(3)	—	—	—	(3)
Other financing activities	(1)	—	—	1	—
Net cash flows from financing activities	(66)	—	(27)	53	(40)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(8)	$4	$(4)	$—	$(8)
Cash and cash equivalents at beginning of period	53	17	41	—	111
Cash and cash equivalents at end of period	$45	$21	$37	$—	$103

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Nine Months Ended November 3, 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net cash flows from operating activities	$(549)	$31	$8	$—	$(510)
Cash flows from investing activities
Capital expenditures	(16)	(79)	(1)	—	(96)
Proceeds from sale of property and equipment	—	6	—	—	6
Settlement of acquisition of a business	—	2	—	—	2
Proceeds from sale of investments	936	—	—	—	936
(Investment in) return of capital of equity affiliates	2	—	—	(2)	—
Proceeds from (payments of) intercompany notes	—	44	—	(44)	—
Net cash flows from investing activities	$922	$(27)	$(1)	$(46)	$848
Cash flows from financing activities
Equity contribution (return of capital)	$1,039	$(2)	$—	$2	$1,039
Borrowings (repayments) of intercompany notes	(44)	—	—	44	—
Borrowings of long-term debt	79	—	—	—	79
Repayments of long-term debt	(1,621)	—	—	—	(1,621)
Borrowings on long-term revolver	736	—	—	—	736
Repayments of long-term revolver	(556)	—	—	—	(556)
Debt issuance and modification fees	(34)	—	—	—	(34)
Net cash flows from financing activities	$(401)	$(2)	$—	$46	$(357)
Effect of exchange rates on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash & cash equivalents	$(28)	$2	$5	$—	$(21)
Cash and cash equivalents at beginning of period	91	15	35	—	141
Cash and cash equivalents at end of period	$63	$17	$40	$—	$120

NOTE 15—RECENT ACCOUNTING PRONOUNCMENTS

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

NOTE 16—SUBSEQUENT EVENTS

Debt

On December 4, 2014, HDS issued $1,250 million of 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”) at par. At closing, HDS received approximately $1,232 million, net of transaction fees. The Company intends to use the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem in full $1,250 million of HDS’s outstanding First Priority Notes.

On November 19, 2014, HDS issued a notice of conditional full redemption (the “Redemption Notice”) for all of the outstanding $1,250 million aggregate principal amount of its First Priority Notes due 2019.  The redemption price with respect to any redeemed note will be equal to 100.000% of the principal amount of such note, plus the Applicable Premium (calculated in accordance with the definition thereof in the Indenture governing the outstanding First Priority Notes dated April 12, 2012 as supplemented), plus accrued but unpaid interest thereon to the redemption date. The redemption date is expected to be December 19, 2014.  As a result, in the fourth quarter of fiscal 2014, the Company expects to report a $106 million loss on extinguishment of debt, which includes a $106 million premium payment to redeem the First Priority Notes and the write-off of $15 million of unamortized deferred debt costs, offset by the write-off of $15 million of unamortized premium on the First Priority Notes.

On December 4, 2014, HDS irrevocably deposited with the trustee for the First Priority Notes funds solely for the benefit of the holders of the First Priority Notes, cash in U.S. dollars in an amount as was sufficient to pay and discharge the entire aggregate principal amount of the First Priority Notes not heretofore cancelled or delivered to the trustee for the First Priority Notes for cancellation (the “Remaining Notes”), for principal of, and premium and accrued interest on, the Remaining Notes to December 19, 2014, the date specified in the Redemption Notice. The trustee for the First Priority Notes then entered into a Satisfaction and Discharge of Indenture, dated as of December 4, 2014, with respect to the indenture governing the First Priority Notes.

Disposition

On December 1, 2014, the Company entered into a definitive agreement to sell substantially all of the assets of its Hardware Solutions business (formerly known as Crown Bolt) to Home Depot for approximately $200 million. The transaction is expected to close in fiscal 2014 upon the satisfaction of customary closing conditions, including obtaining requisite regulatory approvals. The Company expects to record an immaterial gain on sale upon closing.

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

Discontinued operations

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During the first-half of fiscal 2014, the Company initiated and finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of Litemor’s operations and the loss on disposal of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and loss on the disposal of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Secondary Public Offering

As part of a secondary public offering (the “May Secondary Public Offering”) in May 2014, certain of Holdings’ stockholders, including the Equity Sponsors, sold, in the aggregate, 34.5 million shares of Holdings’ common stock (including the exercise in June 2014 of the underwriters’ option to purchase additional shares). As a consequence of the completion of the May Secondary Public Offerings, Holdings no longer qualifies as a “controlled company” within the meaning of the corporate governance rules of NASDAQ. As a result, Holdings may continue to rely on exemptions from certain corporate governance requirements only during a one year transition period following the completion of the May Secondary Public Offering.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending February 1, 2015 (“fiscal 2014”) and February 2, 2014 (“fiscal 2013”) both include 52 weeks. The three months ended November 2, 2014 (“third quarter 2014”) and November 3, 2013 (“third quarter 2013”) both included 13 weeks and the nine months ended November 2, 2014 and November 3, 2013 both included 39 weeks.

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net income (loss)	$60	$51	$96	$(152)
Less income (loss) from discontinued operations, net of tax	—	—	(11)	(2)
Income (loss) from continuing operations	$60	$51	$107	$(150)
Interest expense	115	117	347	409
Depreciation and amortization (i)	58	62	187	183
Provision (benefit) for income taxes	31	(8)	54	47
Stock-based compensation	3	4	12	12
Restructuring (ii)	—	—	7	—
Loss on extinguishment & modification of debt (iii)	—	—	2	87
Costs related to Holdings’ public offerings (iv)	1	—	2	20
Management fee & related expenses paid to Equity Sponsors (v)	—	—	—	2
Other	(3)	—	(5)	—
Adjusted EBITDA	$265	$226	$713	$610

(i)            Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(ii)        Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. See “Note 11, Branch Closure and Consolidation Activities” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(iii)    Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)      Represents the costs expensed in connection with Holdings’ public offerings. All of the shares of common stock sold in fiscal 2014 public offerings were sold by certain of the Company’s stockholders. The Company did not receive any of the proceeds from the sale of the shares. Amount in the nine months ended November 3, 2013 represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See “Note 2, Public Offerings” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(v)          The Company was previously party to consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses.  These consulting agreements were terminated in conjunction with Holdings’ initial public offering in the second quarter of fiscal 2013.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net income (loss)	$60	$51	$96	$(152)
Less income (loss) from discontinued operations, net of tax	—	—	(11)	(2)
Income (loss) from continuing operations	60	51	107	(150)
Plus: Provision (benefit) for income taxes	31	(8)	54	47
Less: Cash income taxes (i)	(3)	(1)	(10)	(6)
Plus: Amortization of acquisition-related intangible assets (other than software)	27	34	95	101
Plus: Restructuring (ii)	—	—	7	—
Plus: Loss on extinguishment & modification of debt (iii)	—	—	2	87
Plus: Costs related to Holdings’ public offerings (iv)	1	—	2	20
Other	(5)	—	(5)	—
Adjusted net income (loss)	$111	$76	$252	$99

(i)            Amounts in the three and nine months ended November 2, 2014 exclude a $27 million payment for the tentative settlement of the IRS’s audits of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.  See “Note 12, Commitments and Contingencies — Internal Revenue Service” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(ii)        Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. See “Note 11, Branch Closure and Consolidation Activities” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

(iii)    Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)      Represents the costs expensed in connection with Holdings’ public offerings. All of the shares of common stock sold in fiscal 2014 public offerings were sold by certain of the Company’s stockholders. The Company did not receive any of the proceeds from the sale of the shares. Amount in the nine months ended November 3, 2013 represents the costs expensed in connection with Holdings’ initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See “Note 2, Public Offerings” in the Notes to the Consolidated Financial Statements included within Item 1 of this quarterly report on Form 10-Q.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)

Net Sales	$2,488	$2,273	9.5%	$7,096	$6,558	8.2%
Gross Profit	726	662	9.7	2,079	1,912	8.7
Operating expenses:
Selling, general and administrative	467	441	5.9	1,382	1,318	4.9
Depreciation and amortization	57	61	(6.6)	183	181	1.1
Restructuring	—	—	—	7	—	*
Total operating expenses	524	502	4.4	1,572	1,499	4.9
Operating Income	202	160	26.3	507	413	22.8
Interest expense	115	117	(1.7)	347	409	(15.2)
Loss on extinguishment & modification of debt	—	—	—	2	87	(97.7)
Other (income) expense, net	(4)	—	*	(3)	20	*
Income (Loss) from Continuing Operations Before Income Taxes	91	43	*	161	(103)	*
Provision for income taxes	31	(8)	*	54	47	14.9
Income (Loss) from Continuing Operations	60	51	17.6	107	(150)	*
Income (loss) from discontinued operations, net of tax	—	—	—	(11)	(2)	*
Net Income (Loss)	$60	$51	17.6	$96	$(152)	*
Non-GAAP financial data:
Adjusted EBITDA	$265	$226	17.3%	$713	$610	16.9%
Adjusted net income	$111	$76	46.1%	$252	$99	*

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	29.2	29.1	10	29.3	29.2	10
Operating expenses:
Selling, general and administrative	18.8	19.4	(60)	19.5	20.1	(60)
Depreciation and amortization	2.3	2.7	(40)	2.6	2.8	(20)
Restructuring	—	—	—	0.1	—	10
Total operating expenses	21.1	22.1	(100)	22.2	22.9	(70)
Operating Income	8.1	7.0	110	7.1	6.3	80
Interest expense	4.6	5.1	(50)	4.9	6.2	(130)
Loss on extinguishment & modification of debt	—	—	—	—	1.3	(130)
Other (income) expense, net	(0.2)	—	(20)	—	0.4	(40)
Income (Loss) from Continuing Operations Before Income Taxes	3.7	1.9	180	2.2	(1.6)	380
Provision for income taxes	1.3	(0.3)	160	0.7	0.7	—
Income (Loss) from Continuing Operations	2.4	2.2	20	1.5	(2.3)	380
Income (loss) from discontinued operations, net of tax	—	—	—	(0.1)	—	(10)
Net Income (Loss)	2.4	2.2	20	1.4	(2.3)	370
Non-GAAP financial data:
Adjusted EBITDA	10.7	9.9	80	10.0	9.3	70
Adjusted net income	4.5	3.3	120	3.6	1.5	210

Highlights

Net sales in third quarter 2014 increased $215 million, or 9.5%, compared to third quarter 2013. In third quarter 2014, each of our four reportable segments realized increases in Net sales. Operating income in third quarter 2014 increased $42 million, or 26.3%, as compared to third quarter 2013. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $39 million, or 17.3%, in third quarter 2014 as compared to third quarter 2013. Net income in third quarter 2014 increased $9 million, or 17.6% as compared to third quarter 2013. Adjusted net income (loss) in third quarter 2014 increased $35 million, or 46.1%, as compared to third quarter 2013. The increase in Adjusted net income (loss) was attributable to the sales growth and the leverage of fixed costs. As of November 2, 2014, our liquidity was $1.2 billion. See “Liquidity and Capital Resources — External Financing” for further information.

Net sales

Net sales in third quarter 2014 increased $215 million, or 9.5%, compared to third quarter 2013 and $538 million, or 8.2%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.

Each of our reportable segments experienced an increase in Net sales in third quarter 2014 and in the first nine months of fiscal 2014 as compared to the same periods in fiscal 2013. Net sales increases, during the third quarter and first nine months of fiscal 2014, were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. These Net sales increases were partially offset by an unfavorable Canadian exchange rate impact, primarily at Power Solutions, resulting in a $6 million and $17 million reduction to Net sales in the third quarter and first nine months of fiscal 2014, respectively. Additionally, the first quarter of fiscal 2014 was negatively impacted by severe winter weather.

Gross profit

Gross profit increased $64 million, or 9.7%, during third quarter 2014 as compared to third quarter 2013 and $167 million, or 8.7%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.

Each of our reportable segments experienced an increase in Gross profit in third quarter and in the first nine months of fiscal 2014 as compared to the same periods in fiscal 2013. The Gross profit increases, in both periods, are primarily due to sales growth from initiatives and market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 29.2% in third quarter 2014 as compared to 29.1% in third quarter 2013 and approximately 10 basis points to 29.3% in the first nine months of fiscal 2014 as compared to 29.2% in the first nine months of fiscal 2013. The improvement in gross margin in both periods was primarily driven by our category management initiatives, partially offset by the competitive environment, and mix of products and services.

Operating expenses

Operating expenses increased $22 million, or 4.4%, during third quarter 2014 as compared to third quarter 2013 and $73 million, or 4.9%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.

Selling, general and administrative expenses increased $26 million, or 5.9%, in third quarter 2014 as compared to third quarter 2013 and $64 million, or 4.9%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $4 million, or 6.6%, in third quarter 2014 as compared to third quarter 2013 as certain acquisition-related intangible assets became fully amortized during the period. Depreciation and amortization expense increased $2 million, or 1.1%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013 primarily as a result of new locations, expansions and investments in technology, partially offset by the reduction in intangible asset amortization.

Operating expenses as a percentage of Net sales decreased approximately 100 basis points to 21.1%, in third quarter 2014 and approximately 70 basis points to 22.2% in the first nine months of fiscal 2014 as compared to the same periods in 2013. The decrease in both periods was driven by a reduction in Selling, general and administrative expenses as a percentage of Net sales, which decreased 60 basis points to 18.8% in third quarter 2014 as compared to third quarter 2013 and 60 basis points to 19.5% in the first nine months of fiscal 2014 as compared to the same period in 2013. This improvement was primarily due to our cost control efforts, including the restructuring actions initiated during the fourth quarter of fiscal 2013, and the leverage of fixed costs through sales volume increases.

Operating income (loss)

Operating income increased $42 million, or 26.3%, during third quarter 2014 as compared to third quarter 2013 and $94 million, or 22.8%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.  The improvement in both periods was primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

Operating income as a percentage of Net sales increased approximately 110 basis points in third quarter 2014 as compared to third quarter 2013 and approximately 80 basis points in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. The improvement was primarily driven by a reduction in operating expenses as a percentage of Net sales and, to a lesser extent, improvements in gross margins.

Interest expense

Interest expense decreased $2 million, or 1.7%, during third quarter 2014 as compared to third quarter 2013 and $62 million, or 15.2%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. The decrease in both periods was primarily due to a lower average outstanding balance, and to a lesser extent, a lower average interest rate. The lower average outstanding balance, in the year-to-date period of fiscal 2014 as compared to the same period of fiscal 2013, was primarily due to the repayment of debt with the net proceeds from Holdings’ initial public offering in the second quarter of fiscal 2013.

Loss on extinguishment & modification of debt

During the first nine months of fiscal 2014, our debt refinancing and redemption activities resulted in charges of $2 million. During the first nine months of fiscal 2013, our debt refinancing and redemption activities resulted in charges of $87 million. These charges were recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

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

For additional information, see “Liquidity and Capital Resources — External Financing” below and “Note 5, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

During the first nine months of fiscal 2014, and in connection with the secondary public offerings by certain of Holdings’ stockholders, we incurred approximately $2 million in related fees and expenses. During the nine months ended November 3, 2013, and in connection with Holdings’ initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information, see “Note 2, Public Offerings,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

The provision for income taxes from continuing operations in third quarter 2014 was $31 million compared to a benefit of $8 million in third quarter 2013. The effective rate for continuing operations for third quarter 2014 was a provision of 33.9%, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for third quarter 2013 was a benefit of 20.1%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

The provision for income taxes from continuing operations in the first nine months of fiscal 2014 was $54 million compared to $47 million in the first nine months of fiscal 2013. The effective rate for continuing operations for the first nine months of 2014 was a provision of 33.4%, reflecting the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for the first nine months of 2013 was a benefit of 45.0%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $39 million, or 17.3%, in third quarter 2014 as compared to third quarter 2013, and $103 million, or 16.9%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. Each of our reportable segments experienced an increase in Adjusted EBITDA in the third quarter and first nine months of fiscal 2014 as compared to same periods in fiscal 2013.

The increase in Adjusted EBITDA in third quarter 2014 and the first nine months of fiscal 2014 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points to 10.7% in third quarter 2014 as compared to third quarter 2013 and approximately 70 basis points to 10.0% in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013, primarily due to a reduction in Selling, general and administrative expenses as a percentage of Net sales and, to a lesser extent, gross margin improvements.

Adjusted net income (loss)

Adjusted net income (loss) increased $35 million, or 46.1%, in third quarter 2014 to $111 million as compared to third quarter 2013 and $153 million in the first nine months of fiscal 2014 to $252 million as compared to the same period in fiscal 2013. The increase in Adjusted net income, in both periods, was attributable to the sales growth and the leverage of fixed costs. In addition, Adjusted net income in the year-to-date period was positively impacted by lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended			Nine Months Ended
Dollars in millions	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)
Net sales	$660	$610	8.2%	$1,950	$1,809	7.8%
Operating income	$111	$87	27.6%	$292	$250	16.8%
% of Net sales	16.8%	14.3%	250 bps	15.0%	13.8%	120 bps
Depreciation and amortization	28	32	(12.5)%	93	94	(1.1)%
Restructuring	—	—	—	2	—	*
Adjusted EBITDA	$139	$119	16.8%	$387	$344	12.5%
% of Net sales	21.1%	19.5%	160 bps	19.8%	19.0%	80 bps

* Not meaningful

Net Sales

Net sales increased $50 million, or 8.2%, in third quarter 2014 as compared to third quarter 2013 and $141 million, or 7.8%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives contributed approximately $36 million of the third quarter 2014 increase and approximately $100 million of the first nine months of fiscal 2014 increase. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales in the third quarter and first nine months of fiscal 2014 were also positively impacted by favorable market conditions.

Adjusted EBITDA

Adjusted EBITDA increased $20 million, or 16.8%, in third quarter 2014 as compared to third quarter 2013 and $43 million, or 12.5%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods was primarily due to volume increases and operating leverage through productivity. The increase, in the year-to-date period of fiscal 2014 as compared to the same period of fiscal 2013, was partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 160 basis points in third quarter 2014 as compared to third quarter 2013 and approximately 80 basis points in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013. The increase in both periods was primarily driven by a decline in Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales declined approximately 180 basis points in third quarter 2014 as compared to third quarter 2013 and approximately 100 basis points in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 due to the leverage of fixed costs through sales volume increases and cost control efforts.

Waterworks

	Three Months Ended			Nine Months Ended
Dollars in millions	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)
Net sales	$695	$633	9.8%	$1,911	$1,757	8.8%
Operating income	$61	$52	17.3%	$152	$133	14.3%
% of Net sales	8.8%	8.2%	60 bps	8.0%	7.6%	40 bps
Depreciation and amortization	3	3	—	10	10	—
Adjusted EBITDA	$64	$55	16.4%	$162	$143	13.3%
% of Net sales	9.2%	8.7%	50 bps	8.5%	8.1%	40 bps

Net Sales

Net sales increased $62 million, or 9.8%, in third quarter 2014 as compared to third quarter 2013 and increased $154 million, or 8.8%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and new locations (“greenfields”), contributed approximately $28 million and $75 million in the third quarter and first nine months of fiscal 2014, respectively. Net sales in the third quarter and first nine months of fiscal 2014 were also positively impacted by higher sales volume due to end-market improvements.

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 16.4%, in third quarter 2014 as compared to third quarter 2013 and increased $19 million, or 13.3%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods, as compared to the same periods of fiscal 2013, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel, related to growth initiative investments, variable costs due to the increased volume and inflation.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in the third quarter 2014 as compared to third quarter 2013 and increased 40 basis points in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013. The improvement in both periods was due to a reduction in Selling, general and administrative expenses as a percentage of Net sales due to operating leverage through productivity.

Power Solutions

	Three Months Ended			Nine Months Ended
Dollars in millions	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)
Net sales	$502	$472	6.4%	$1,451	$1,390	4.4%
Operating income	$16	$15	6.7%	$41	$39	5.1%
% of Net sales	3.2%	3.2%	—	2.8%	2.8%	—
Depreciation and amortization	7	6	16.7%	20	18	11.1%
Restructuring	—	—	—	1	—	*
Adjusted EBITDA	$23	$21	9.5%	$62	$57	8.8%
% of Net sales	4.6%	4.4%	20 bps	4.3%	4.1%	20 bps

* Not meaningful

Net Sales

Net sales in third quarter 2014 increased $30 million, or 6.4%, as compared to third quarter 2013 and increased $61 million, or 4.4%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

The increase in both periods, as compared to the same periods of fiscal 2013, was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission and distribution projects, as well as, expanded products and services with new customers. These increases were partially offset by an unfavorable foreign exchange rate impact on the Power Solutions Canadian business, which resulted in a $4 million and $12 million reduction to Net sales in third quarter 2014 and first nine months of fiscal 2014, respectively.

Adjusted EBITDA

Adjusted EBITDA in third quarter 2014 increased $2 million, or 9.5%, as compared to third quarter 2013 and increased $5 million, or 8.8%, in the first nine months of 2014 as compared to the same period of fiscal 2013.

The increase in Adjusted EBITDA in both periods was primarily attributable to growth in Net sales, partially offset by an unfavorable foreign exchange rate impact. In addition, the first quarter of fiscal 2014 was negatively impacted by unfavorable weather.

Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points in both the third quarter 2014 and first nine months of fiscal 2014 as compared to the same periods of fiscal 2013. The increase, in third quarter 2014,  was primarily due to a reduction in Selling, general and administrative expenses as a percentage of Net sales. The increase, in the year-to-date period, was primarily due to improvements in gross margins.

Construction & Industrial - White Cap

	Three Months Ended			Nine Months Ended
Dollars in millions	November 2, 2014	November 3, 2013	Increase (Decrease)	November 2, 2014	November 3, 2013	Increase (Decrease)
Net sales	$411	$352	16.8%	$1,144	$998	14.6%
Operating income	$26	$18	44.4%	$58	$38	52.6%
% of Net sales	6.3%	5.1%	120 bps	5.1%	3.8%	130 bps
Depreciation and amortization	9	9	—	30	27	11.1%
Restructuring	—	—	—	2	—	*
Adjusted EBITDA	$35	$27	29.6%	$90	$65	38.5%
% of Net sales	8.5%	7.7%	80 bps	7.9%	6.5%	140 bps

* Not meaningful

Net Sales

Net sales increased $59 million, or 16.8%, in third quarter 2014 as compared to third quarter 2013 and increased $146 million, or 14.6%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

Growth initiatives contributed approximately $34 million and $85 million of the increase in the third quarter and first nine months of fiscal 2014, respectively, driven by our greenfields, Managed Sales Approach (‘‘MSA’’) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales in both periods of fiscal 2014 were positively impacted by improvements in non-residential construction and the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $8 million, or 29.6%, in third quarter 2014 as compared to third quarter 2013 and increased $25 million, or 38.5%, in the first nine months of 2014 as compared to same period of fiscal 2013.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in third quarter 2014 as compared to third quarter 2013 and increased approximately 140 basis points in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013. This improvement was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first nine months of fiscal 2014, the Company’s use of cash was primarily driven by the payment of interest on debt, capital expenditures, purchases of treasury shares and net debt repayments, substantially offset by cash receipts from operations and proceeds from stock option exercises.

As of November 2, 2014, our combined liquidity of approximately $1,153 million was comprised of $107 million in cash and cash equivalents and $1,046 million of additional available borrowings (excluding $70 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended		Increase
Amounts in millions	November 2, 2014	November 3, 2013	(Decrease)

Operating activities	$121	$(510)	$631
Investing activities	(89)	848	(937)
Financing activities	(40)	(357)	317

Working capital

Working capital, excluding cash and cash equivalents, was $1,289 million as of November 2, 2014, increasing $63 million as compared to $1,226 million as of November 3, 2013. The increase was primarily driven by an increase in Inventory and Receivables reflecting higher sales volumes, partially offset by increase in Accounts payable.

Operating activities

During the first nine months of fiscal 2014 cash provided by operating activities was $121 million compared with a use of $510 million in the first nine months of fiscal 2013. The use of cash in the first nine months of fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans. The first nine months of fiscal 2014 included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Additionally, cash interest paid in the first nine months of fiscal 2014 unrelated to extinguishments was $426 million, compared to $512 million in the first nine months of fiscal 2013. Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased approximately $182 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. The increase in operating cash flows excluding interest is attributable to growth in operations and efficient use of working capital.

Investing activities

During the first nine months of fiscal 2014, cash used in investing activities was $89 million, primarily due to capital expenditures. During the first nine months of fiscal 2013, cash provided by investing activities was $848 million, primarily driven by the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $96 million of capital expenditures.

Financing activities

During the first nine months of fiscal 2014, cash used in financing activities was $40 million, primarily due to net debt repayments of $37 million, purchases of treasury shares during the period and payments for debt issuance and modification costs, partially offset by proceeds from employee stock option exercises.

During the first nine months of fiscal 2013, cash used in financing activities was $357 million, due to net debt payments of $1,362 million, including an aggregate $59 million in contractually required premiums paid to extinguish the 2007 Senior Subordinated Notes and January 2013 Senior Subordinated Notes prior to maturity, and payments of $34 million for debt issuance and modification costs. This was substantially offset by $1,039 million in net proceeds from the initial public offering of Holdings’ common stock.

External Financing

On December 4, 2014, HDS issued $1,250 million of 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”) at par. At closing, HDS received approximately $1,232 million, net of transaction fees. The Company intends to use the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem in full $1,250 million of HDS’s outstanding First Priority Notes (as defined below).

On November 19, 2014, HDS issued a notice of conditional full redemption (the “Redemption Notice”) for all of the outstanding $1,250 million aggregate principal amount of its First Priority Notes due 2019.  The redemption price with respect to any redeemed note will be equal to 100.000% of the principal amount of such note, plus the Applicable Premium (calculated in accordance with the definition thereof in the Indenture governing the outstanding First Priority Notes dated April 12, 2012 as supplemented), plus accrued but unpaid interest thereon to the redemption date. The redemption date is expected to be December 19, 2014.  As a result, in the fourth quarter of fiscal 2014, the Company expects to report a $106 million loss on extinguishment of debt, which includes a $106 million premium payment to redeem the First Priority Notes and the write-off of $15 million of unamortized deferred debt costs, offset by the write-off of $15 million of unamortized premium on the First Priority Notes.

On December 4, 2014, HDS irrevocably deposited with the trustee for the First Priority Notes funds solely for the benefit of the holders of the First Priority Notes, cash in U.S. dollars in an amount as was sufficient to pay and discharge the entire aggregate principal amount of the First Priority Notes not heretofore cancelled or delivered to the trustee for the First Priority Notes for cancellation (the “Remaining Notes”), for principal of, and premium and accrued interest on, the Remaining Notes to December 19, 2014, the date specified in the Redemption Notice. The trustee for the First Priority Notes then entered into a Satisfaction and Discharge of Indenture, dated as of December 4, 2014, with respect to the indenture governing the First Priority Notes.

As of November 2, 2014, we had an aggregate principal amount of $5.5 billion of outstanding debt, net of unamortized discounts of $15 million and including unamortized premiums of $15 million, and $1,116 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $54 million in letters of credit issued and including $70 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

HDS’s long-term debt as of November 2, 2014 and February 2, 2014 consisted of the following (dollars in millions):

	November 2, 2014		February 2, 2014
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$330	1.65	$360	1.66
Term Loans due 2018, net of unamortized discount of $15 million and $19 million	962	4.00	966	4.50
First Priority Notes due 2019, including unamortized premium of $15 million and $18 million	1,266	8.125	1,268	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,508		$5,544
Less current installments	(10)		(10)
Long-term debt, excluding current installments	$5,498		$5,534

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

Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of November 2, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $45 million aggregate principal amount of HDS’s Term Loans.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 2, 2014, HDS had $1,116 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $54 million in letters of credit issued and including $70 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018.

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

On December 4, 2014, HDS irrevocably deposited with the trustee for the First Priority Notes funds solely for the benefit of the holders of the First Priority Notes, cash in U.S. dollars in an amount as was sufficient to pay and discharge the entire aggregate principal amount of the First Priority Notes not heretofore cancelled or delivered to the trustee for the First Priority Notes for cancellation (the “Remaining Notes”), for principal of, and premium and accrued interest on, the Remaining Notes to December 19, 2014, the date specified in the notice of conditional full redemption for redemption of the Remaining Notes, issued by HDS on November 19, 2014. The trustee for the First Priority Notes then entered into a Satisfaction and Discharge of Indenture, dated as of December 4, 2014, with respect to the indenture governing the First Priority Notes.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of November 2, 2014, HDS is in compliance with all such covenants that were in effect on such date.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of November 2, 2014 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of November 2, 2014 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, as amended, for the fiscal year ended February 2, 2014. See Note 12, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for the most recent developments in the Internal Revenue Service’s audit of the Company’s U.S. federal tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009 and other legal matters. See Note 8, Income Taxes, in the Notes to the Consolidated Financial Statements for the most recent developments on the Company’s ownership change, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In the first quarter of fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion. Through the end of the third quarter of fiscal 2014, the Company has repurchased shares of its common stock under this program having a value of approximately $41 million.

Effective November 25, 2014, the Company retired and cancelled 1,470,000 shares of Holdings common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amount of $40 million.  The majority of these shares were re-acquired by Holdings pursuant to its previously announced share repurchase program under which proceeds of employee stock option exercises are used to buy back Holdings common stock in the open market.  In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2014 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

August 4 - August 31	290,000	$26.95	290,000	$13,788,713
September 1 - September 28	275,500	28.19	275,500	10,601,980
September 29 - November 2	362,500	26.61	362,500	2,822,036

Total	928,000	$27.19	928,000

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

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
10.1	Revised Board of Directors’ compensation policy
31.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 8, 2014	By:	/S/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 8, 2014	By:	/S/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer