Form 10-K
period 2015-02-01
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2015-03-24
CIK 1573097, 1465264

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2015
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

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           The number of shares of the registrant's common stock outstanding as of March 17, 2015:

HD Supply Holdings, Inc.	197,256,618 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2015 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended February 1, 2015.

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

Background Information and Glossary of Certain Defined Terms

The 2007 Transactions

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, LLC ("CD&R"), The Carlyle Group ("Carlyle") and Bain Capital Partners, LLC ("Bain", and together with CD&R and Carlyle, the "Equity Sponsors") formed Holdings (previously named HDS Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. ("Home Depot") pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007 Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

        Upon completion of Holdings' secondary public offerings in fiscal 2014, CD&R and Carlyle sold all of their remaining original investment in Holdings. As of February 1, 2015, Bain and Home Depot continue to hold approximately 13% and 2%, respectively, of Holdings' Common Stock.

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

  •
  "2012 First Priority Notes" refers collectively to the April 2012 First Priority Notes and the Additional Notes.

  •
  "Additional Notes" refers to HDS's 8 1/8% Senior Secured First Priority Notes due 2019 issued on August 2, 2012 in an aggregate principal amount of $300 million.

  •
  "April 2012 First Priority Notes" refers to HDS's 8 1/8% Senior Secured First Priority Notes due 2019 issued on April 12, 2012 in an aggregate principal amount of $950 million.

  •
  "April 2012 Second Priority Notes" refers to HDS's 11.0% Senior Secured Second Priority Notes due 2020 issued on April 12, 2012 in an aggregate principal amount of $675 million.

  •
  "April 2012 Senior Unsecured Notes" refers to HDS's 14.875% Senior Notes due 2020 issued on April 12, 2012 in an aggregate principal amount of $757 million.

  •
  "December 2014 First Priority Notes" refers to HDS's 5.25% Senior Secured First Priority Notes due 2021 issued on December 4, 2014 in an aggregate principal amount of $1,250 million.

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

  •
  "Priority Notes" refers collectively to the December 2014 First Priority Notes and the April 2012 Second Priority Notes.

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

Description of Indebtedness

        The following transactions (the "Refinancing Transactions") occurred on April 12, 2012:

  •
  Entry into the Term Loan Facility and the repayment of all amounts outstanding under the 2007 Senior Secured Credit Facility.

  •
  Entry into the Senior ABL Facility and the repayment of all amounts outstanding under the 2007 ABL Credit Facility.

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

  •
  The issuance of the April 2012 Second Priority Notes.

  •
  The redemption of the remaining 12.0% Senior Notes.

  •
  The termination of the THD Guarantee.

        On August 2, 2012, HDS issued the Additional Notes. The net proceeds from the Additional Notes issuance were used to reduce outstanding borrowings under the Senior ABL Facility.

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

        On June 28, 2013, HDS amended the Senior ABL Facility to reduce the applicable margins, reduce the commitment fee, extend the maturity date, make certain changes to the borrowing base, and reduce the sublimit available for letters of credit.

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of the January 2013 Senior Subordinated Notes at a redemption price equal to 103%.

        On February 6, 2014, HDS amended the Term Loan Facility to lower the applicable borrowing margins, extend the maturity date, add a soft call provision applicable to optional prepayment of term loans thereunder, and add a provision whereby HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the term loans.

        On December 4, 2014, HDS issued the December 2014 First Priority Notes at par.

        On December 19, 2014, HDS used the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem all of the outstanding 2012 First Priority Notes.

        HDS's Senior Credit Facilities, December 2014 First Priority Notes, April 2012 Second Priority Notes, October 2012 Senior Notes and February 2013 Senior Unsecured Notes are discussed in greater detail in "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Debt" within this annual report on Form 10-K.

Glossary of Certain Other Terms

ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2012	Fiscal year ended February 3, 2013
Fiscal 2013	Fiscal year ended February 2, 2014
Fiscal 2014	Fiscal year ended February 1, 2015
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
HDPE	High-density polyethylene
Holdings	HD Supply Holdings, Inc.
Home Depot	The Home Depot, Inc.
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipes, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
Peachtree	Peachtree Business Products LLC
PIK	Paid-in-kind
PVC	Polyvinyl chlorides
RAMSCO	Rexford Albany Municipal Supply Company, Inc.
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
Vendor rebates	Vendors providing for inventory purchase rebates

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

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See

Item 1A, Risk Factors) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

  •
  our ability to identify and integrate new products; and

  •
  the influence Bain has over corporate decisions.

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

        For the fiscal year ended February 1, 2015, or fiscal 2014, we:

  •
  generated $8.9 billion in Net sales, representing 8% growth over the fiscal year ended February 2, 2014, or fiscal 2013;

  •
  generated Net income of $3 million in fiscal 2014, as compared to a Net loss of $218 million in fiscal 2013, and;

  •
  generated $854 million of Adjusted EBITDA, representing 16% growth over fiscal 2013;

  •
  generated $251 million of Adjusted net income in fiscal 2014, as compared to $77 million in fiscal 2013.

        For a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Adjusted net income, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income (Loss)."

        We believe our long-standing customer relationships and competitive advantage stem from our knowledgeable associates, extensive product and service offerings, national footprint, integrated best-in-class technology, broad purchasing scale and strategic supplier relationships. We believe that our comprehensive supply chain solutions improve the effectiveness and efficiency of our customers' businesses. Our value-add services include customer training, material and product fabrication, kitting, jobsite delivery, will-call pickup options, as well as onsite managed inventory, online material management and emergency response capabilities. Furthermore, we believe our product application knowledge, comprehensive product assortment, and sourcing expertise allow our customers to perform reliably and give them the tools to enhance profitability.

        We reach our customers through a variety of sales channels, including professional outside and inside sales forces, call centers and branch-supported direct marketing programs utilizing market-specific product catalogs, and business unit websites. Our distribution network allows us to provide rapid, reliable, on-time delivery and customer pickup throughout the United States and Canada.

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

Our Strategy

        Since 2007 we have undertaken significant operating and growth initiatives at all levels. We developed and are implementing a multi-year strategy to optimize our business mix. This strategy includes entering new markets and product lines, streamlining and upgrading our process and technology capabilities, acquiring new capabilities and selling non-core business units. At the same time, we attracted what we believe to be "best of the best" talent, capitalizing on relevant experience, teamwork and change navigation. As a result of this transformation, we believe our Company is well-positioned to continue to grow in excess of the markets in which we operate.

        In fiscal 2014, we focused our investments in high-growth initiatives, primarily in sales initiatives to service our existing customer base, including the addition of new sales talent across the Company and a training facility for our Waterworks business to ensure we continue to have a highly trained sales force; and in the addition of new products and services, including proprietary brands, primarily in our Facilities Maintenance business. We also continue to expand the channels to reach our customers, including investment in mobile technologies and e-commerce, and to acquire new customers, primarily through entering new geographies.

        HD Supply is managed primarily on a product-line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and Construction & Industrial—White Cap. Other operating segments include Home Improvement Solutions, Interior Solutions, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which comprises enterprise-wide functional departments that operate in a centralized structure.

        Facilities Maintenance.    Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. Our Facilities Maintenance business unit serves the owners of multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products. Facilities Maintenance operates a distribution center-based model that sells its products primarily through a professional sales force, print catalogs and e-commerce.

        Waterworks.    Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and wastewater industries for non-residential and residential uses. Our Waterworks business unit serves non-residential, residential, water systems, sewage systems and other markets. Waterworks reaches customers through a nationwide network of regionally organized branches and operates a bid-based model, primarily for municipal projects. Products include pipes, fittings, valves, hydrants and meters for use in the construction, maintenance and repair of water and waste-water systems as well as fire-protection systems. Waterworks has complemented its core products through additional offerings, including smart meters (AMR/ AMI), fusible piping solutions and specific engineered treatment plant products and services. Waterworks' services and capabilities allow us to integrate with our customers and form part of their sourcing and procurement function.

        Power Solutions.    Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries. Our Power Solutions business unit serves the utilities and electrical markets. Power Solutions serves electric power plant customers primarily through a bid-based model and, to a lesser extent, sells MRO products through print catalogs. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in non-residential and residential construction. Power Solutions also provides materials management and procurement outsourcing services. Power Solutions' capabilities allow us to integrate with our customers and perform part of their sourcing and procurement function.

        Construction & Industrial—White Cap.    Construction & Industrial—White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Service offerings range from pre-bid assistance and product submittals to engineering and tool repair. Construction & Industrial—White Cap reaches customers through a nationwide network of regionally organized branches as well as print catalogs and e-commerce. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

        Corporate & Other.    In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Interior Solutions, Home Improvement Solutions and HD Supply Canada. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fastener/industrial supply markets operating across six Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations, Infrastructure & Power and Specialty Construction market sectors in the United States and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside the United States, primarily Canada, were $375 million, $326 million, and $248 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Maintenance, Repair & Operations

        In the Maintenance, Repair & Operations market sector, our Facilities Maintenance and Home Improvement Solutions business units serve customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model, while Home Improvement Solutions operates through retail outlets primarily serving cash and carry customers. We estimate that this market sector currently represents an addressable market in excess of $51 billion annually with demand driven primarily by ongoing maintenance requirements of a broad range of existing structures and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. In addition, we believe that our leadership position in this sector positions us to capitalize on improving business conditions across our addressable market. For example, we expect to benefit from the relative stability of demand for MRO materials during periods of lower vacancy rates within multifamily housing and higher occupancy rates within hospitality.

Infrastructure & Power

        In the Infrastructure & Power market sector, our Waterworks and Power Solutions business units support both established infrastructure and new projects by meeting demand for critical supplies and services used to build and maintain water systems and electrical power generation, transmission and distribution infrastructure. We estimate that this market sector currently represents an addressable market in excess of $46 billion annually with demand in the United States driven primarily by an aging and overburdened national infrastructure, general population growth trends and the need for cost-effective energy distribution. The broad geographic presence of our business units, through a regionally organized branch distribution network, reduces our exposure to economic factors in any single region. We believe we have the potential to capitalize on a substantial backlog of deferred projects that will need to be addressed in the coming years as a result of our customers delaying much needed upgrades or repairs during the recent economic downturn as well as a recovery in the non-residential and residential construction markets.

Specialty Construction

        In the Specialty Construction market sector, our Construction & Industrial—White Cap and Interior Solutions business units serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market in excess of $21 billion annually with demand driven primarily by residential construction, non-residential construction, industrial and repair and remodeling construction spending. Construction & Industrial—White Cap is our primary business unit serving this sector through the broad national presence of its regionally organized branch distribution network. Interior Solutions serves its market through a network of branches and design centers. We believe we are well-positioned to benefit from the recovery from historical lows within the non-residential and residential construction end-markets.

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

        In 2007, investment funds associated with the Equity Sponsors formed Holdings and purchased HDS and the Canadian subsidiary CND Holdings, Inc. from Home Depot. In connection with the 2007 Transactions, Home Depot obtained a 12.5% interest in the then outstanding common stock of Holdings.

        Since 2007, we have focused on extending our presence in key growth sectors and exiting less attractive sectors. In February 2008, we sold our Lumber and Building Materials operations to ProBuild Holdings. In June 2009, we purchased substantially all of the assets of ORCO Construction Supply, the second largest construction materials distributor in the U.S., through Construction & Industrial—White Cap. In February 2011, we sold all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada. In May 2011, we purchased all of the assets of RAMSCO, expanding Waterworks in upstate New York. In September 2011, we sold our Plumbing/HVAC operations to Hajoca Corporation. In March 2012, we sold our IPVF business to Shale-Inland Holdings LLC. In June 2012, we acquired Peachtree, which specializes in customizable business and property marketing supplies, to enhance Facilities Maintenance. In December 2012, we purchased substantially all of the assets of Water Products, expanding the geographic footprint of Waterworks.

        On July 2, 2013, Holdings completed an initial public offering of 61,170,212 shares of its common stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million.

        During fiscal 2014, we finalized the disposal of Litemor and sold substantially all of the assets of our Hardware Solutions business. For additional information on the discontinued operations, see Note 4, Discontinued Operations, within "Part II. Item 8. Financial Statements and Supplementary Data."

Customers and Suppliers

        We maintain a customer base of approximately 500,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 8% of our Net sales in fiscal 2014, reducing our exposure to any single customer.

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

        Home Improvement Solutions:    Kitchen cabinets, windows, plumbing materials, masonry, electrical equipment, lumber, flooring and tools and tool rentals for small remodeling, home improvement and do-it-yourself residential projects.

Infrastructure & Power:

        Waterworks:    Water and wastewater transmission products including pipe (PVC, Ductile Iron, HDPE), fittings, valves, fire protection, metering systems, storm drain, hydrants, fusion machine rental, valve testing and repair.

        Power Solutions:    Pole line hardware, wire and cable, gear and controls, power equipment, fixtures and lighting, and meters.

Specialty Construction:

        Construction & Industrial—White Cap:    Concrete accessories and chemicals, tools, engineered materials and fasteners, safety, erosion and waterproofing.

        Interior Solutions:    Flooring, cabinets, countertops and window coverings, along with comprehensive design center services, for the interior finish of non-residential, residential and senior living projects.

Intellectual property

        Our trademarks and those of our subsidiaries are registered or otherwise legally protected in the United States, Canada and elsewhere. We, together with our subsidiaries, own approximately 150 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply ®, USABluebook ®, Seasons ®, Brigade ® and Maintenance Warehouse ®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See "Risk Factors—Risks Relating to Our Business—If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted."

Employees

        In domestic and international operations, we had approximately 15,000 employees as of February 1, 2015, consisting of approximately 9,000 hourly personnel and approximately 6,000 salaried employees.

        As of February 1, 2015, less than one percent of our hourly workforce was covered by collective bargaining agreements.

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

        Infrastructure spending depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with non-residential building, residential and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 15%, 13% and 10%, respectively, of our Net sales for fiscal 2014.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates,

fluctuations in capital, credit and mortgage markets and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies' underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and may continue to be, adversely impacted by the decline in the new residential construction market since its peak in 2005.

        Most of our business units are dependent to varying degrees upon the new residential construction market. The homebuilding industry has undergone a significant decline from its peak in 2005. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2014 increased 5% from 2013 levels, but remain 62% below their peak in 2005. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and operating results during fiscal years 2008 to 2014, as compared to peak levels. In addition, the mortgage markets continue to experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans.

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

        Many of our business units are dependent on the non-residential building construction market and the slowdown and volatility of the United States economy in general is having an adverse effect on our business units that serve this industry. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2014 increased 7%, but remains 27% lower than 2008 levels. From time to time, our business units that serve the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business units that serve the non-residential building construction market as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

        We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of non-residential building construction activity in our markets. Continued weakness in the non-residential building construction market would have a significant adverse effect on our business, financial condition and operating results. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

Residential renovation and improvement activity levels may not return to historic levels which may negatively impact our business, liquidity and results of operations.

        Certain of our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement business units, the recent economic decline adversely affected our home improvement business units as well. Management believes that residential improvement project spending in the United States increased in the mid-single digits in 2014, but remains below its peak level in 2005. Elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and lower housing turnover may continue to limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

        We cannot predict the timing or strength of a significant recovery in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our business, liquidity, results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.

We may be unable to achieve or maintain profitability.

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal year 2014, we had net income of $3 million, and for fiscal years 2013 and 2012, we had net losses of $218 million and $1,179 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

  •
  grow our revenue through organic growth or through acquisitions;

  •
  improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;

  •
  achieve improvements in purchasing or maintain or increase our rebates from vendors through our vendor consolidation and/or low-cost country initiatives;

  •
  improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

  •
  maintain or reduce our overhead and support expenses as we grow;

  •
  effectively evaluate future inventory reserves;

  •
  collect monies owed to us from customers;

  •
  maintain relationships with our significant customers; and

  •
  integrate any businesses acquired.

        Any of these failures or delays may adversely affect our ability to increase our profitability.

We may be required to take impairment charges relating to our operations which could impact our future operating results.

        As of February 1, 2015, goodwill represented approximately 51% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2014, fiscal 2013 or fiscal 2012. During fiscal 2012 our Hardware Solutions business reached an agreement to amend and extend its strategic purchase agreement with Home Depot. These changes resulted in a reduction of the then expected future cash proceeds from Home Depot. We, therefore, considered this amendment a triggering event and, as such, we performed an additional goodwill impairment analysis for Hardware Solutions. As a result of the analysis, we recorded a non-cash, pre-tax goodwill impairment charge of $150 million during the fourth quarter of fiscal 2012. Subsequent to the sale of Hardware Solutions during fiscal 2014 and in accordance with ASC 205-20, Discontinued Operations, the results of operations of Hardware Solutions are classified as discontinued operations for all periods presented.

        We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to take goodwill or other asset impairment charges relating to certain of our reporting units and asset groups, if weakness in the non-residential and/or residential construction markets and/or the general U.S. economy continues. Similarly, certain company transactions could result in goodwill impairment charges being recorded. Any such non-cash charges would have an adverse effect on our financial results.

In view of the general economic downturn in the United States, we may be required to close under-performing locations.

        We may have to close under-performing branches from time to time as warranted by general economic conditions and/or weakness in the industries in which we operate. For example, during fiscal 2014, we closed certain branches and terminated employees as part of our on-going cost savings and profitability enhancement efforts. Any future facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a facility, we may remain obligated under the applicable lease.

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

        Our competitors in the United States and Canada continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply.

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

        Our ten largest customers generated approximately 8% of our Net sales in fiscal 2014. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

        In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer's decision to purchase our products in significantly lower quantities than they have in the past or deterioration in our relationship with any of our significant customers could significantly affect our financial condition, operating results and cash flows.

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

        The majority of our Net sales volume in fiscal 2014 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Future strategic transactions could impact our reputation, business, financial position, results of operations and cash flows, and we may not achieve the acquisition component of our growth strategy.

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

        In addition, although acquisitions may continue to be an important component of our growth strategy, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities, an increase in interest expense and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates, and our financial condition and results of operations will be adversely affected if we overpay for acquisitions.

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

        Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction and maintenance and repair activity in our first and fourth fiscal quarters. In contrast, our highest volume of Net sales historically has occurred in our second and third fiscal quarters. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our business may be adversely affected. In addition, most of our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. For example, our Construction & Industrial—White Cap business unit sells products used primarily in the non-residential and residential construction industry. Generally, during the winter months, construction activity declines due to inclement weather and shorter daylight hours. As a result, operating results for the business units that experience such seasonality may vary significantly from period to period. We anticipate that fluctuations from period to period will continue in the future.

        Disruptions at distribution centers or shipping ports, due to events such as work stoppages, as well as disruptions caused by tornadoes, hurricanes, blizzards and other storms and natural disasters from time to time, may affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

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

If petroleum prices increase, our results of operations could be adversely affected. Conversely, prolonged weakness in the oil and gas industry could negatively impact our financial condition, results of operations and cash flows.

        Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within our business units, we deliver products to our customers via our own trucks as well as third-party carriers. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases, and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.

        A number of our branch locations serve customers that are either direct or indirect participants in the oil & gas industry, such as our Waterworks business unit's supplying of High Density Polyethylene pipe to oil and gas related customers. A number of our branch locations are also geographically located in or near areas where the oil & gas industry is a significant component of the overall local economy, such as in Texas and in the various shale gas producing regions within the U.S. and Canada. If the prices of oil and gas continue to remain relatively low and our customers are negatively impacted, then our customers' demand for our products and services could also be negatively impacted which would have an adverse effect on our financial condition, results of operations and cash flows.

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

Interruptions in the proper functioning of IT systems could disrupt operations and cause unanticipated increases in our costs or decreases in our revenues, or both.

        Because we use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, IT systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business units would be adversely affected.

        Third-party service providers are responsible for managing a significant portion of our information systems. Our business and results of operations may be adversely affected if any third-party service provider does not perform satisfactorily.

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

        Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Bain's interests may differ from the interests of other holders of our securities.

        Bain and its affiliates own a significant percentage of our outstanding capital stock and pursuant to the terms of our stockholders agreement are currently entitled to designate for nomination two members of our board of directors. The interests of Bain may differ from our interests and from those of other holders of our outstanding securities in material respects. For example, Bain may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolio, even though such transactions might involve risks to other holders of our outstanding securities. Bain is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which Bain invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, Bain may determine that the disposition of some or all of its interest in the Company would be beneficial to it at a time when such disposition could be detrimental to the other holders of our outstanding securities. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our outstanding notes. In that situation, for example, the holders of our outstanding notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Bain has no obligation to provide us with financing and is able to sell its equity ownership in us at any time. Moreover, Bain's significant ownership of the Company may have the effect of discouraging offers to acquire control of the Company.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

        Our operations are principally affected by various statutes, regulations and laws in the 48 U.S. states and seven Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

We are required to evaluate and, if applicable, disclose our use of 'conflict minerals' in certain of the products we distribute, which imposes costs on us and could raise reputational and other risks.

        The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements require due diligence efforts in fiscal year 2013 and thereafter, with initial disclosure requirements effective in May 2014. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a distributor.

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

        While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we seek indemnification against potential liability for product liability claims from relevant parties, including but not limited to manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification agreements. Moreover, as we increase the number of private label products we distribute, our exposure to potential liability for products liability claims may increase. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our proprietary brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our Company.

        From time to time, we are also involved in government inquiries and investigations, as well as class action, consumer, employment, and tort proceedings, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters. As previously reported, the Office of the United States Attorney for the Northern District of New York (U.S. Attorney) is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, the government executed search warrants at two Waterworks branches. In July 2014, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Attorney pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company's sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. We are updated by the government on its investigation periodically and continue to cooperate with the investigation.

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

        In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and limited interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations, financial condition and cash flows could be materially adversely affected.

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

        As of February 1, 2015, we had U.S. federal NOL carryforwards of $2.25 billion ($786 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2029. We also had significant state NOL carryforwards, which expire in various years through fiscal 2034. Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). An ownership change occurred in 2014. Based on current estimates, we believe that this ownership change will not materially limit our ability to deduct our NOL carryforwards against future taxable income. However, no assurance can be given in this regard. Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by certain stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an additional ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our future results of operations and financial position.

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

        Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes, protect the health and safety of our employees and the end users of our products, regulate the materials used in and the recycling of products and impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances. Violations of these laws and regulations or non-compliance with any conditions contained in any environmental permit can result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations and/or facility shutdowns. We could be held liable for the costs to address contamination of any real property we have ever owned, operated or used as a disposal site. We could also incur fines, penalties, sanctions or be subject to third-party claims for property damage, personal injury or nuisance or otherwise as a result of violations of or liabilities under environmental laws in connection with releases of hazardous or other materials. In addition, changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities or the imposition of new permit requirements, may lead to additional compliance or other costs that could have material adverse effect on our business, financial condition or results of operations. See "Part I, Item 3. Legal Proceedings" of this annual report on Form 10-K.

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

        We are required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade, our systems, including information technology, and we have implemented additional financial and management controls, reporting systems and procedures. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our disclosure controls and internal controls will become more complex, and we may require significantly more resources to ensure that these controls remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, additional management and other resources of the Company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

Future changes in financial accounting standards may significantly change our reported results of operations.

        The accounting principles generally accepted in the United States of America ("GAAP") are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

        Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, litigation and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems to implement these changes that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.

        In an exposure draft issued in August 2010 and revised in May 2013, the FASB, together with the International Accounting Standards Board ("IASB"), proposed a comprehensive set of changes in accounting for leases. The lease accounting model contemplated by these changes is a "right of use" model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations. We conduct operations primarily under leases that are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. The effective date has not been determined. After receiving feedback on the leases project through outreach activities, roundtable meetings and comment letters, the FASB and IASB have begun redeliberations on the proposals included in the May 2013 exposure draft. Changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Fulfilling the obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations.

        As an issuer of publicly listed equity, we are subject to certain reporting and corporate governance requirements, NASDAQ listing standards and the Sarbanes-Oxley Act of 2002, which impose certain compliance costs and obligations upon us. These requirements result in a significant commitment of additional resources and management oversight which increases our operating costs. These requirements also place significant demands on our finance and accounting and legal staffs and on our financial accounting and information systems. Other expenses associated with being a public company include costs associated with auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

        In addition, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. If our independent registered public accounting firm is unable to provide an unqualified report regarding the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities.

Risks Relating to Our Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

        As of February 1, 2015, we had an aggregate principal amount of $5,257 million of outstanding debt, net of unamortized discounts of $14 million. In fiscal 2014 we incurred $461 million of interest expense.

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

        We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreements governing our Senior Credit Facilities and the indentures governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition.

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1.5 billion subject to a borrowing base. As of February 1, 2015, we were able to borrow an additional $1,202 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

        Our Senior ABL Facility and our Term Loan Facility contain covenants that, among other things, restrict or limit our subsidiaries' ability to:

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

        Although we believe that our current cash position and the additional committed funding available under our Senior ABL Facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $11 million based on balances as of February 1, 2015 and excluding the effect of the interest rate floor on our Term Loan Facility. Assuming all revolving loans were fully drawn, each one percentage point increase in interest rates would result in a $25 million increase in annual cash interest expense on our Senior Credit Facilities, excluding the effect of the interest rate floor on our Term Loan Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

We may not be able to repurchase our existing notes upon a change of control.

        Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes, including our December 2014 First Priority Notes, April 2012 Second Priority Notes, October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes, until such notes are redeemed in full. Additionally, under the Term Loan Facility and the Senior ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the respective agreements and terminate their commitments to lend. We may not be able to satisfy the obligations upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. Consequently, we may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase our existing notes may be limited by law. In order to avoid the obligations to repurchase our existing notes and events of default and potential breaches of the credit agreement governing the Term Loan Facility, and the credit agreement governing the Senior ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

 Risks Relating to Our Common Stock

Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

        Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. However, to the extent that we determine in the future to pay dividends on our common stock, our Senior Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

  •
  action by institutional stockholders or other large stockholders (including Bain), including future sales by them of shares of our common stock;

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

  •
  failure to complete significant sales;

  •
  any future sales of our common stock or other securities; and

  •
  additions or departures of key Company personnel.

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

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of February 1, 2015 we had 196,045,385 outstanding shares of common stock, a large portion of which are freely tradeable without restriction under the Securities Act unless held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of February 1, 2015 are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act. In connection with our initial public offering, we filed registration statements under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of February 1, 2015, there were stock options outstanding to purchase a total of approximately 10 million shares of our common stock. In addition, approximately 12 million shares of common stock are reserved for issuance under our omnibus incentive plan and our employee stock purchase plan.

        In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

        As of February 1, 2015, Bain beneficially owned approximately 13% of the outstanding shares of our common stock. Pursuant to a registration rights agreement that we are party to with Bain, Bain may require us to file one or more prospectus supplements for the sale of all or a portion of shares held by Bain. Registration of such shares would allow Bain to immediately sell the shares into the public market and shares that are sold pursuant to any such registration statement would become eligible for sale without restriction by persons other than our affiliates. Sales of a substantial amount of our common stock into the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

Bain continues to exercise significant influence over corporate decisions.

        As of February 1, 2015, Bain beneficially owned approximately 13% of the outstanding shares of our common stock and pursuant to the term of our stockholders agreement are currently entitled to designate for nomination two members of our board of directors. As a result, Bain will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

        Bain's interests may conflict with the interests of our other stockholders. Our Board of Directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director's interests and our interests. In addition, we have adopted a code of business conduct and ethics that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of HD Supply and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business conduct and ethics do not, by themselves, prohibit transactions with our principal stockholders.

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

  •
  establish a classified board of directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board at an annual meeting;

  •
  limit the ability of stockholders to remove directors;

  •
  provide that vacancies on our Board of Directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

  •
  prohibit stockholders from calling special meetings of stockholders;

  •
  prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

  •
  establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
  require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

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

        We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and repay our indebtedness. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

Properties

        As of February 1, 2015, we had a network of approximately 650 locations, of which approximately 50 were owned and 600 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 17 million square feet while our owned locations comprise approximately 1 million square feet. Our leases typically have an initial term that ranges from 3 to 5 years, and the leases usually provide for the option to renew. We currently lease approximately 55,000 and 145,000 square feet of office space in Atlanta, Georgia and Orlando, Florida, respectively, for our corporate headquarters. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3.    LEGAL PROCEEDINGS

        As previously reported, the Office of the United States Attorney for the Northern District of New York (U.S. Attorney) is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, the government executed search warrants at two Waterworks branches. In July 2014, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Attorney pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company's sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation.

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the United States Attorney investigation matter described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

ITEM 4.    MINE SAFETY DISCLOSURES

  None

PART II

ITEM5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). As of March 17, 2015, there were approximately 303 shareholders of record of our common stock and approximately 34,905 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions. No dividends were declared during fiscal 2014 or fiscal 2013. Holdings' common stock began trading on June 27, 2013.

Holdings' common stock market prices*:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
High	$26.86	$28.77	$29.35	$30.18
Low	$20.90	$25.23	$23.91	$27.02
Fiscal Year 2013
High	—	$22.57	$24.75	$24.53
Low	—	$18.66	$19.84	$19.70

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2014 and fiscal 2013 quarters, commencing June 27, 2013, Holdings' initial day of trading. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on June 27, 2013 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter.

	Fiscal 2013				Fiscal 2014
	June 27, IPO	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
HD Supply Holdings, Inc.	$100	$125	$110	$119	$143	$140	$160	$160
S&P 500 Index	$100	$107	$110	$112	$119	$123	$129	$128
Industrial Select Sector SPDR® Fund (XLI)	$100	$107	$115	$118	$125	$123	$132	$131

Issuer Purchases of Equity Securities

        In the first quarter of fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2014, Holdings repurchased approximately 1.9 million shares of its common stock under this program for approximately $52 million.

        Effective November 25, 2014, Holdings retired 1,470,000 shares of its common stock ("Retired Shares") held as Treasury Shares by Holdings in the amount of $40 million. The majority of these shares were repurchased by Holdings pursuant to the share repurchase program discussed above under which proceeds of employee stock option exercises are used to buy back Holdings' common stock in the open market. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

        The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 3 - November 30	111,540	$28.96	111,540	$2,516
December 1 - December 28	112,136	28.86	112,136	550,055
December 29 - February 1	138,668	28.48	138,668	—

Total	362,344	$28.75	362,344

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

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on February 1, 2015, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

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

        During fiscal 2014, HD Supply sold substantially all of the assets of its Hardware Solutions business, a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders' hardware, rope and chain and plumbing accessories, primarily serving Home Depot and finalized the disposal of Litemor, a specialty lighting division of HD Supply Canada. In fiscal 2012, HD Supply disposed of its IPVF business. During fiscal 2011, HD Supply disposed of its Plumbing/HVAC and SESCO/QUESCO operations. In accordance with ASC 205-20, Discontinued Operations, the results of the Hardware Solutions, Litemor, IPVF, Plumbing/HVAC and SESCO/QUESCO operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior periods in the Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 4, Discontinued Operations, within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal year ended
	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011
	(Dollars in millions, except shares and per share amounts)
Statement of income data:
Net sales	$8,882	$8,228	$7,647	$6,661	$6,065
Cost of sales	6,324	5,870	5,495	4,811	4,382

Gross profit	2,558	2,358	2,152	1,850	1,683
Operating expenses:
Selling, general and administrative	1,726	1,649	1,551	1,430	1,353
Depreciation and amortization	207	228	306	296	306
Restructuring	7	9	—	—	8

Total operating expenses	1,940	1,886	1,857	1,726	1,667

Operating income	618	472	295	124	16
Interest expense	461	528	658	639	623
Loss on extinguishment & modification of debt	108	87	709	—	5
Other (income) expense, net	(3)	20	—	(1)	(6)

Income (loss) from continuing operations before provision for income taxes and discontinued operations	52	(163)	(1,072)	(514)	(606)

Provision (benefit) for income taxes	56	58	39	75	28
Income (loss) from continuing operations	(4)	(221)	(1,111)	(589)	(634)

Income (loss) from discontinued operations, net of tax	7	3	(68)	46	15

Net income (loss)	$3	$(218)	$(1,179)	$(543)	$(619)

Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted Average Common Shares Outstanding(1):
Basic and Diluted (thousands)	193,962	166,905	130,561	130,557	130,522
Basic and Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$(0.02)	$(1.32)	$(8.51)	$(4.51)	$(4.86)
Income (loss) from discontinued operations	$0.04	$0.02	$(0.52)	$0.35	$0.11
Net income (loss)	$0.02	$(1.31)	$(9.03)	$(4.16)	$(4.74)
Balance sheet data (end of period):
Cash and cash equivalents(2)	$85	$115	$141	$111	$292
Total assets	6,060	6,324	7,334	6,738	7,089
Total debt(3)	5,257	5,544	7,329	5,462	5,249
Total stockholders' equity (deficit)	(760)	(764)	(1,591)	(428)	96
Other financial data (unaudited):
Working capital(4)	$1,163	$1,210	$1,120	$1,012	$1,176
Weighted average effective interest rate on total debt	8.2%	8.6%	11.3%	11.6%	11.4%
Adjusted EBITDA(5)	854	734	624	447	355
Adjusted net income (loss)(5)	251	77	(144)	(297)	(376)
Capital expenditures	119	131	115	115	49
Depreciation & amortization(6)	212	232	309	298	308
Amortization of acquisition-related intangibles (other than software)	99	129	220	222	221
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$295	$(367)	$(681)	$(165)	$551
Cash flows provided by (used in) investing activities, net	84	820	(800)	(6)	(45)
Cash flows provided by (used in) financing activities, net	(404)	(474)	1,511	(10)	(755)

(1)
Weighted average shares and earnings per share are for Holdings. May not foot due to rounding.

(2)
Cash and cash equivalents as of February 3, 2013 excludes $936 million of cash equivalents that were restricted for the redemption of debt.

(3)
Total debt includes current and non-current installments of long-term debt and capital leases and associated discounts and premiums. As of February 3, 2013, debt includes $889 million of 2007 Senior Subordinated Notes that we redeemed on February 8, 2013.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of segments

        We operate our Company through four reportable segments: Facilities Maintenance, Waterworks, Power Solutions and Construction & Industrial—White Cap.

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

        Construction & Industrial—White Cap.    Construction & Industrial—White Cap distributes specialized hardware, tools and engineered materials to non-residential and residential contractors.

Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

        In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Interior Solutions, Home Improvement Solutions and HD Supply Canada. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fastener/industrial supply markets operating across six Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

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

        On June 29, 2012, we purchased Peachtree Business Products, LLC ("Peachtree") for approximately $196 million. Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of the Facilities Maintenance segment.

Discontinued operations

        On January 12, 2015, the Company completed the sale of its Hardware Solutions business to Home Depot. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

        During fiscal 2014, the Company initiated and finalized the disposal of Litemor, a specialty lighting distributor within our HD Supply Canada business. As a result of the disposal, the Company recorded a pre-tax loss on disposal of approximately $15 million in fiscal 2014, which includes cash and non-cash charges.

        On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings ("IPVF") business to Shale-Inland Holdings, LLC. The Company received cash proceeds of approximately $477 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $12 million pre-tax gain in fiscal 2012.

        In accordance with ASC 205-20, Discontinued Operations, the results of the Hardware Solutions, Litemor and IPVF operations and the gain/loss on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see "Note 4, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 1, 2015 ("fiscal 2014") included 52 weeks, fiscal year ended February 2, 2014 ("fiscal 2013") included 52 weeks and fiscal year ended February 3, 2013 ("fiscal 2012") included 53 weeks.

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

        We ship products to customers by internal fleet and third-party carriers. Net sales are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers.

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

Operating expenses

        Operating expenses are primarily comprised of selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization and restructuring charges.

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

        Adjusted EBITDA is based on "Consolidated EBITDA," a measure which is defined in HDS's Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Financing."

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

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

	Fiscal year ended
	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011
Net income (loss)	$3	$(218)	$(1,179)	$(543)	$(619)
Less income (loss) from discontinued operations, net of tax	7	3	(68)	46	15

Income (loss) from continuing operations	(4)	(221)	(1,111)	(589)	(634)

Interest expense, net	461	528	658	639	623
Provision (benefit) for income taxes	56	58	39	75	28
Depreciation and amortization(i)	212	232	309	298	308
Loss on extinguishment & modification of debt(ii)	108	87	709	—	5
Restructuring charges(iii)	7	12	—	—	8
Stock-based compensation	17	16	16	20	17
Management fee & related expenses paid to Equity Sponsors(iv)	—	2	5	5	5
Costs related to public offerings(v)	2	20	—	—	—
Other	(5)	—	(1)	(1)	(5)

Adjusted EBITDA	$854	$734	$624	$447	$355

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

(iii)
Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. In addition, the fiscal 2013 charges include $3 million of inventory liquidation charges recorded within Cost of sales in the Consolidated Statements of Operations.

(iv)
The Company entered into consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses. These consulting agreements were terminated in conjunction with Holdings' initial public offering in the second quarter of fiscal 2013.

(v)
Represents the costs expensed in connection with the Company's public offerings. All of the shares of common stock sold in fiscal 2014 public offerings were sold by certain of the Company's stockholders. The Company did not receive any of the proceeds from the sale of such shares. Amount in fiscal 2013 represents the costs expensed in connection with the Company's initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data.

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented:

	Fiscal year ended
	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011
Net income (loss)	$3	$(218)	$(1,179)	$(543)	$(619)
Less income (loss) from discontinued operations, net of tax	7	3	(68)	46	15

Income (loss) from continuing operations	(4)	(221)	(1,111)	(589)	(634)

Provision (benefit) for income taxes	56	58	39	75	28
Cash paid for income taxes(i)	(12)	(8)	(1)	(5)	(4)
Amortization of acquisition-related intangible assets (other than software)	99	129	220	222	221
Loss on extinguishment & modification of debt(ii)	108	87	709	—	5
Restructuring charges(iii)	7	12	—	—	8
Costs related to public offerings(iv)	2	20	—	—	—
Other	(5)	—	—	—	—

Adjusted Net Income (Loss)	$251	$77	$(144)	$(297)	$(376)

(i)
Cash paid for income taxes in fiscal 2014, exclude a $27 million payment for the settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

(ii)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

(iii)
Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location. In addition, the fiscal 2013 charges include $3 million of inventory liquidation charges recorded within Cost of sales in the Consolidated Statements of Operations.

(iv)
Represents the costs expensed in connection with the Company's public offerings. All of the shares of common stock sold in fiscal 2014 public offerings were sold by certain of the company's stockholders. The Company did not receive any of the proceeds from the sale of such shares. Amount in fiscal 2013 represents the costs expensed in connection with the Company's initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2014 vs. 2013		2013 vs. 2012
(Dollars in millions)	2014	2013	2012
Net sales	$8,882	$8,228	$7,647	7.9		7.6
Gross profit	2,558	2,358	2,152	8.5		9.6
Operating expenses:
Selling, general & administrative	1,726	1,649	1,551	4.7		6.3
Depreciation & amortization	207	228	306	(9.2)		(25.5)
Restructuring	7	9	—	—		*

Total operating expenses	1,940	1,886	1,857	2.9		1.6
Operating income	618	472	295	30.9		60.0
Interest expense	461	528	658	(12.7)		(19.8)
Loss on extinguishment & modification of debt	108	87	709	24.1		(87.7)
Other (income) expense, net	(3)	20	—		*	*

Income (loss) from continuing operations before provision (benefit) for income taxes	52	(163)	(1,072)		*	(84.8)
Provision (benefit) for income taxes	56	58	39	(3.4)		49.0

Income (loss) from continuing operations	(4)	(221)	(1,111)		*	(80.1)
Income (loss) from discontinued operations, net of tax	7	3	(68)		*	*

Net Income (Loss)	$3	$(218)	$(1,179)		*	(81.5)

Non-GAAP Financial Data:
Adjusted EBITDA	$854	$734	$624	16.3		17.6
Adjusted net income (loss)	$251	$77	$(144)		*	*

*
Not meaningful

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	28.8	28.7	28.1	10	60
Operating expenses:
Selling, general & administrative	19.4	20.0	20.3	(60)	(30)
Depreciation & amortization	2.3	2.8	4.0	(50)	(120)
Restructuring	0.1	0.1	—	—	10
Total operating expenses	21.8	22.9	24.2	(110)	(130)
Operating income	7.0	5.7	3.9	130	180
Interest expense	5.2	6.4	8.6	(120)	(220)
Loss on extinguishment & modification of debt	1.2	1.1	9.3	10	(820)
Other (income) expense, net	—	0.2	—	(20)	20
Income (loss) from continuing operations before provision (benefit) for income taxes	0.6	(1.9)	(14.0)	250	*
Provision (benefit) for income taxes	0.6	0.7	0.5	(10)	30
Income (loss) from continuing operations	—	(2.6)	(14.5)	260	*
Income (loss) from discontinued operations, net of tax	0.1	—	(0.8)	10	80
Net Income (Loss)	—	(2.6)	(15.4)	260	*
Non-GAAP Financial Data:
Adjusted EBITDA	9.6	8.9	8.2	70	70
Adjusted net income (loss)	2.8	0.9	(1.9)	190	280

*
Not meaningful

Fiscal 2014 compared to fiscal 2013

Highlights

        Net sales increased $654 million, or 7.9%, as compared to fiscal 2013. Each of our four reportable segments realized increases in Net sales. Operating income in fiscal 2014 increased $146 million, or 30.9% to $618 million during fiscal 2014 as compared to fiscal 2013. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $120 million, or 16.3%, in fiscal 2014 as compared to fiscal 2013. Net income in fiscal 2014 was $3 million, as compared to a $218 million net loss in fiscal 2013. Adjusted net income in fiscal 2014 increased $174 million to $251 million, as compared to $77 million in fiscal 2013. The increase in Adjusted net income was attributable to the sales growth and the leverage of fixed costs. As of February 1, 2015, our liquidity was $1.2 billion. See "Liquidity, capital resources and financial condition" for further information.

Net sales

        Net sales increased $654 million, or 7.9% to $8,882 million during fiscal 2014 as compared to fiscal 2013.

        Each of our reportable segments experienced an increase in Net sales in fiscal 2014 as compared to fiscal 2013. The increase in Net sales during the year was primarily due to growth initiatives at each of our businesses and, to a lesser extent, increase in market volume. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, primarily at Power Solutions, resulting in a $26 million reduction to Net sales in fiscal 2014. Additionally, fiscal 2014 was negatively impacted by severe winter weather early in the year.

Gross profit

        Gross profit increased $200 million, or 8.5% to $2,558 million during fiscal 2014 as compared to fiscal 2013.

        Each of our reportable segments experienced an increase in Gross profit in fiscal 2014 as compared to fiscal 2013. The increase in Gross profit is primarily due to sales growth from initiatives and market volume.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 10 basis points to 28.8% in fiscal 2014 as compared to 28.7% in fiscal 2013. The improvement in gross margin was primarily driven by our category management initiatives, partially offset by the competitive environment, and mix of products and services.

Operating expenses

        Operating expenses increased $54 million, or 2.9% to $1,940 million during fiscal 2014 as compared to fiscal 2013.

        Selling, general and administrative expenses increased $77 million, or 4.7% to $1,726 million during fiscal 2014 as compared to fiscal 2013. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $21 million, or 9.2% to $207 million in fiscal 2014 as compared to fiscal 2013 as certain acquisition-related intangible assets became fully amortized during the year, partially offset by an increase in depreciation as a result of new locations, distribution center expansions and investments in technology. Restructuring charges decreased $2 million, to $7 million during fiscal 2014 as compared to fiscal 2013, as the Company completed restructuring activities during the first half of fiscal 2014 that began in the fourth quarter of fiscal 2013.

        Operating expenses as a percentage of Net sales decreased approximately 110 basis points to 21.8%, in fiscal 2014 as compared to fiscal 2013. The decrease was driven by a reduction in Selling, general and administrative expenses as a percentage of Net sales, which decreased 60 basis points to 19.4%, and Depreciation and amortization expense as a percentage of Net sales, which decreased 50 basis points to 2.3%. The improvement in Selling, general and administrative expenses as a percentage of Net sales was primarily due to our cost control efforts, including the restructuring actions initiated during fiscal 2013, and the leverage of fixed costs through sales volume increases.

Operating income

        Operating income increased $146 million, or 30.9% to $618 million during fiscal 2014 as compared to fiscal 2013, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

        Operating income as a percentage of Net sales increased approximately 130 basis points in fiscal 2014 as compared to fiscal 2013. The improvement was primarily driven by a reduction in operating expenses as a percentage of Net sales and, to a lesser extent, improvements in gross margins.

Interest expense

        Interest expense decreased $67 million, or 12.7%, during fiscal 2014 as compared to fiscal 2013. The decrease in fiscal 2014 as compared to fiscal 2013 was primarily due to a lower average outstanding balance, due to the repayment of debt with the net proceeds from Holdings' initial public offering in fiscal 2013, and to a lesser extent, a lower average interest rate.

Loss on extinguishment & modification of debt

        During fiscal 2014, our debt refinancing and redemption activities resulted in charges of $108 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        In the fourth quarter of fiscal 2014, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes due 2019. As a result, in the fourth quarter of fiscal 2014 HDS incurred a $106 million loss on extinguishment of debt, which includes a $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred debt costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        In the first quarter of fiscal 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of Term Loans and extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

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

        In the first quarter of fiscal 2013, we redeemed all of the remaining $889 million outstanding of the 2007 Senior Subordinated Notes at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

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

Other (income) expense, net

        During fiscal 2014, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $2 million in related fees and expenses. Additionally, we recognized a $5 million credit associated with the tax-sharing agreement with Home Depot. During fiscal 2013, and in connection with Holdings' initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information, see "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2014 was an expense of $56 million compared to an expense of $58 million in fiscal 2013. The effective rate for continuing operations for fiscal 2014 was 107.7%, reflecting the $27 million increase in the valuation allowance, which was partially offset by the utilization of deferred tax assets which had previously been subject to a valuation allowance, the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The U.S. valuation allowance for fiscal 2014 includes an increase of $40 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        The effective rate for continuing operations for fiscal 2013 was 35.5%, reflecting the impact of a $115 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2013. The U.S. valuation allowance for fiscal 2013 includes an increase of $40 million related to deferred tax liabilities generated by indefinite life intangibles for continuing operations. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments as to the recoverability of the net deferred tax assets and if it is determined that it is "more likely than not" that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is "more likely than not" that the Company would recover these net deferred tax assets, future taxable income, the reversal of existing temporary differences, and tax planning strategies are considered.

Adjusted EBITDA

        Adjusted EBITDA increased $120 million, or 16.3%, in fiscal 2014 as compared to fiscal 2013. Each of our reportable segments experienced an increase in Adjusted EBITDA in fiscal 2014 as compared to fiscal 2013.

        The increase in Adjusted EBITDA in fiscal 2014 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 9.6% in fiscal 2014 as compared to fiscal 2013, primarily due to a reduction in Selling, general and administrative expenses as a percentage of Net sales and, to a lesser extent, gross margin improvements.

Adjusted net income

        Adjusted net income increased $174 million, to $251 million, in fiscal 2014 as compared to fiscal 2013. The increase in Adjusted net income was attributable to the sales growth, the leverage of fixed costs and also the positive impact of lower interest expense.

Fiscal 2013 compared to fiscal 2012

Highlights

        Net sales in fiscal 2013 increased $581 million, or 7.6%, compared to fiscal 2012. There are unusual items that impact the comparability of the results between fiscal 2013 and fiscal 2012.

        Fiscal 2012 includes:

  •
  53rd week of operations: $142 million in Net sales, $39 million in Gross profit, $13 million in Operating income, and $13 million in Adjusted EBITDA

        Fiscal 2013 includes:

  •
  Restructuring charges: $3 million in Cost of sales, $9 million in Operating expenses, $12 million Operating loss

        Under our fiscal calendar, fiscal 2012 included 53 weeks of operations as compared to 52 weeks of operations in fiscal 2013. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $723 million, or 9.6%. Each of our four reportable segments realized increases in Net sales despite unfavorable weather conditions, continued sluggishness in non-residential construction and increased uncertainty in municipal and infrastructure end-markets.

        During the fourth quarter of fiscal 2013, management evaluated our cost structure and identified opportunities to reduce costs across our businesses, primarily through a workforce reduction of approximately 150 employees in our Power Solutions business, global support center and, to a lesser extent, our other businesses. As a result, we recorded a restructuring charge of $12 million, which included $9 million for employee-related charges, primarily severance, and $3 million for inventory liquidation related to discontinued products at Power Solutions. The inventory liquidation charges were recorded to Cost of sales and all other restructuring charges were recorded to operating expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Operating income increased $177 million, or 60%, during fiscal 2013 as compared to fiscal 2012. On a 52-weeks basis and excluding the restructuring charges, Operating income increased $202 million, or 72%, during fiscal 2013 as compared to fiscal 2012. Our growth initiatives and investments in the business resulted in an increase to Adjusted EBITDA of $110 million, or 17.6%, in fiscal 2013 as compared to fiscal 2012. Excluding the 53rd week, Adjusted EBITDA increased $123 million, or 20% in fiscal 2013 as compared to fiscal 2012. This growth was driven by our sales initiatives, continued focus on margin expansion and cost control, and geographic and product line expansions through acquisitions and greenfields. As of February 2, 2014, our liquidity was $994 million.

Net sales

        Net sales increased $581 million, or 7.6% to $8,228 million during fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Net sales increased $723 million, or 9.6%, as compared to fiscal 2012.

        Each of our reportable segments reported an increase in Net sales during fiscal 2013 as compared to fiscal 2012. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume and recent acquisitions, partially offset by unfavorable weather conditions, particularly the severe winter weather experienced during the fourth quarter of fiscal 2013. Organic sales growth on a 52-week basis was 8.2% for fiscal 2013 as compared to fiscal 2012. Our fiscal 2012 acquisitions provided $105 million of non-organic sales growth in fiscal 2013.

Gross profit

        Gross profit increased $206 million, or 9.6%, to $2,358 million during fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Gross profit increased $245 million, or 11.6% as compared to fiscal 2012.

        The increase in Gross profit, driven by our Facilities Maintenance, Waterworks, and Construction & Industrial—White Cap businesses, was primarily due to sales growth from initiatives, market volume and product mix. Fiscal 2013 Gross profit was negatively affected by a $3 million inventory liquidation charge recorded under our restructuring plan.

        Gross margin increased approximately 60 basis points to 28.7% in fiscal 2013 as compared to 28.1% in fiscal 2012. The improvement in gross margin in fiscal 2013 was driven by our Facilities Maintenance, Waterworks and Construction & Industrial—White Cap businesses.

Operating expenses

        Operating expenses increased $29 million, or 1.6%, to $1,886 million during fiscal 2013 as compared to fiscal 2012, primarily due to the increase in variable expenses due to higher sales and investment in growth initiatives. On a 52-week basis and excluding the restructuring charge, Operating expenses increased $46 million, or 2.5%, during fiscal 2013 as compared to fiscal 2012.

        Selling, general and administrative expenses increased $98 million, or 6.3%, in fiscal 2013 compared to fiscal 2012. On a 52-week basis, Selling, general and administrative expenses increased $123 million, or 8.1%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $78 million, or 26%, in fiscal 2013 as compared to fiscal 2012. The decrease was primarily a result of certain acquisition-related intangible assets, becoming fully amortized during fiscal 2012.

        Operating expenses as a percentage of Net sales decreased approximately 130 basis points to 22.9% in fiscal 2013 as compared to fiscal 2012. The decrease was primarily due to the lower Depreciation and amortization expense. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 30 basis points to 20.0% in fiscal 2013 as compared to fiscal 2012. This was due to the leverage of fixed costs through sales volume increases and favorable claims experience on self-insured liabilities.

Operating income

        Operating income increased $177 million, or 60%, during fiscal 2013 as compared to fiscal 2012. On a 52-week basis and excluding the impact of the restructuring charges, Operating income increased $202 million, or 71.6%, during fiscal 2013 as compared to fiscal 2012. The improvement was due to higher Net sales and Gross profit and the reduction in Depreciation and amortization expense.

        Operating income as a percentage of Net sales increased approximately 180 basis points in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, excluding the goodwill and other intangible asset impairment, and the impact of the restructuring charges, Operating income as a percentage of Net sales increased approximately 210 basis points in fiscal 2013 as compared to fiscal 2012. The improvement was driven by the reduction in Depreciation and amortization expense, and to a lesser extent a reduction in Selling, general and administrative expenses as a percentage of Net sales, and improvements in gross margins.

Interest expense

        Interest expense decreased $130 million, or 19.8%, during fiscal 2013 as compared to fiscal 2012. The decrease in fiscal 2013 was due to a lower average interest rate on our outstanding indebtedness, partially offset by a higher average outstanding balance in fiscal 2013.

Loss on extinguishment & modification of debt

        During fiscal 2013, our debt refinancing and redemption activities resulted in charges of $87 million recorded in accordance with ASC 470-50, Debt- Modifications and Extinguishments.

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

        Also in the second quarter of fiscal 2013, we amended HDS's Senior ABL Facility to, among other changes, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt to write off a pro-rata portion of the unamortized deferred debt costs for the portion of the amendment considered an extinguishment.

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

        In connection with the refinancing of the senior portion of our debt structure in the first quarter of fiscal 2012, HDS recorded a charge of $220 million, which consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized asset associated with Home Depot's guarantee that was terminated in the April 2012 Refinancing Transactions (As defined in "Liquidity, capital resources and financial condition—External financing" section below).

        In connection with the partial redemption of our 2007 Senior Subordinated Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $37 million, which consisted of a $31 million premium payment to redeem the 2007 Senior Subordinated Notes and $5 million to write off the pro-rata portion of the unamortized deferred debt costs.

        In connection with the repurchase of HDS's April 2012 Senior Unsecured Notes in the fourth quarter of fiscal 2012, HDS recorded a charge of $452 million, which consisted of a $422 million make-whole premium payment, a $28 million write-off of unamortized original issue discount, and a $2 million write-off of unamortized deferred debt costs.

        For additional information on our debt-related activity, see "Liquidity, capital resources and financial condition—External financing" within this section of this annual report on Form 10-K.

Other (income) expense, net

        In connection with our initial public offering, we incurred approximately $20 million in related fees and expenses, including an aggregate fee of approximately $18 million paid to the Equity Sponsors to terminate our consulting agreements with them. For additional information on this transaction, see "Note 5, Related Parties," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2013 was an expense of $58 million compared to an expense of $39 million in fiscal 2012. The effective rate for continuing operations for fiscal 2013 was 35.5%, reflecting the impact of a $115 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2013. The U.S. valuation allowance for fiscal 2013 includes an increase of $40 million related to deferred tax liabilities generated by indefinite life intangibles for continuing operations. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        The effective rate for continuing operations for fiscal 2012 was 3.7%, reflecting the impact of a $446 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2012. The U.S. valuation allowance for fiscal 2012 includes an increase of $39 million related to deferred tax liabilities generated by indefinite lived intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        In addition, the expense for fiscal 2012 was reduced by an adjustment to the Company's valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The Company recorded a $6 million reduction in income tax expense associated with an adjustment to the Company's valuation allowance as a result of the Peachtree acquisition. The impact to the Company's income tax rate of acquiring Peachtree's net deferred tax liability is recorded in the Company's financial statements outside of Peachtree's purchase accounting. Peachtree's net deferred tax liability of $6 million recorded in purchase accounting is available to the Company as a source of future taxable income to support the realization of the Company's deferred tax assets which results in lowering the Company's valuation allowance and income tax expense by such amount.

Adjusted EBITDA

        Adjusted EBITDA increased $110 million, or 17.6%, in fiscal 2013 as compared to fiscal 2012. On a 52-week basis, Adjusted EBITDA increased $123 million, or 20.1%, in fiscal 2013 as compared to fiscal 2012. The increase in Adjusted EBITDA in fiscal 2013 was driven by Facilities Maintenance, Waterworks, and Construction & Industrial—White Cap. The increase in Adjusted EBITDA in fiscal 2013 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 8.9% in fiscal 2013 as compared to fiscal 2012.

Results of operations by reportable segment

Facilities Maintenance

				Increase (Decrease)
	Fiscal Year
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(Dollars in millions)
Net sales	$2,510	$2,331	$2,182	7.7%	6.8%
Operating income (loss)	$382	$307	$271	24.4%	13.3%
% of Net sales	15.2%	13.2%	12.4%	200 bps	80 bps
Depreciation and amortization	107	126	118	(15.1)%	6.8%
Restructuring	2	1	—	*	*

Adjusted EBITDA	$491	$434	$389	13.1%	11.6%
% of Net sales	19.6%	18.6%	17.8%	100 bps	80 bps

*
Not meaningful

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales increased $179 million, or 7.7%, in fiscal 2014 as compared to fiscal 2013.

        Growth initiatives contributed approximately $125 million of the year-over-year increase. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers' multifamily, hospitality, and healthcare industries.

Adjusted EBITDA

        Adjusted EBITDA increased $57 million, or 13.1%, in fiscal 2014 as compared to fiscal 2013.

        The increase was primarily due to the increase in Net sales and operating leverage through productivity, partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in fiscal 2014 as compared to fiscal 2013. The increase was primarily driven by a decline in Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales declined approximately 110 basis points in fiscal 2014 as compared to fiscal 2013 due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

Waterworks

				Increase (Decrease)
	Fiscal Year
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(Dollars in millions)
Net sales	$2,427	$2,227	$2,028	9.0%	9.8%
Operating income (loss)	$184	$159	$31	15.7%	*
% of Net sales	7.6%	7.1%	1.5%	50 bps	*
Depreciation and amortization	14	14	106	—	(86.8)%

Adjusted EBITDA	$198	$173	$137	14.5%	26.3%
% of Net sales	8.2%	7.8%	6.8%	40 bps	100 bps

*
Not meaningful

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales increased $200 million, or 9.0%, during fiscal 2014 as compared to fiscal 2013.

        Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and new locations ("greenfields"), contributed approximately $106 million in fiscal 2014. Net sales was also positively impacted by higher sales volume due to end-market improvements.

Adjusted EBITDA

        Adjusted EBITDA increased $25 million, or 14.5%, in fiscal 2014 as compared to fiscal 2013.

        The increase in fiscal 2014, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel related to growth initiative investments and variable costs due to the increased volume and inflation.

        Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in fiscal 2014 as compared to fiscal 2013. The improvement was due to a reduction in Selling, general and administrative expenses as a percentage of Net sales due to leverage of fixed costs through sales volume increases.

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $199 million, or 9.8%, in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $235 million, or 11.8%, in fiscal 2013 as compared to fiscal 2012.

        Growth initiatives, including fusible plastics, storm drainage, treatment plant initiatives, and greenfields excluding acquisitions, contributed approximately $170 million of the year-over-year increase for fiscal 2013. Net sales in fiscal 2013 were negatively affected by decreases in prices due to commodity price deflation, primarily polyvinyl chloride ("PVC") and ductile iron products, and unfavorable weather conditions in the fourth quarter. The December 2012 acquisition of Water Products contributed Net sales of approximately $75 million in fiscal 2013. Organic sales growth on a 52-week basis was 8.1% in fiscal 2013 as compared to fiscal 2012.

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

        Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in fiscal 2013 as compared to fiscal 2012. The improvement in fiscal 2013 was due to the expansion of gross margins by approximately 70 basis points and a slight decline in Selling, general and administrative expense as a percentage of Net sales. Gross margin improvements were primarily driven by product mix, higher purchase discounts and rebates achieved as a result of higher purchasing volumes, and the Water Products acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales in fiscal 2013 was primarily due to the leverage of fixed costs through sales volume increases.

Power Solutions

				Increase (Decrease)
	Fiscal Year
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(Dollars in millions)
Net sales	$1,913	$1,843	$1,787	3.8%	3.1%
Operating income (loss)	$52	$45	$47	15.6%	(4.3)%
% of Net sales	2.7%	2.4%	2.6%	30 bps	(20) bps
Depreciation and amortization	26	25	25	4.0%	—
Restructuring	1	6	—	*	*

Adjusted EBITDA	$79	$76	$72	3.9%	5.6%
% of Net sales	4.1%	4.1%	4.0%	—	10 bps

*
Not meaningful

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales in fiscal 2014 increased $70 million, or 3.8%, as compared to fiscal 2013.

        The increase in Net sales in fiscal 2014 as compared to fiscal 2013, was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission and distribution projects, as well as, expanded products and services with new customers. The increase was partially offset by an unfavorable foreign exchange rate impact on the Power Solutions Canadian business, which resulted in a $17 million reduction to Net sales.

Adjusted EBITDA

        Adjusted EBITDA in fiscal 2014 increased $3 million, or 3.9%, as compared to fiscal 2013.

        The increase in Adjusted EBITDA was primarily attributable to growth in Net sales, partially offset by an unfavorable foreign exchange rate impact. In addition, fiscal 2014 was negatively impacted by unfavorable weather early in the year.

        Adjusted EBITDA as a percentage of Net sales remained flat in fiscal 2014 as compared to fiscal 2013.

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

Construction & Industrial—White Cap

				Increase (Decrease)
	Fiscal Year
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(Dollars in millions)
Net sales	$1,481	$1,293	$1,178	14.5%	9.8%
Operating income (loss)	$74	$42	$24	76.2%	75.0%
% of Net sales	5.0%	3.2%	2.0%	180 bps	120 bps
Depreciation and amortization	35	36	32	(2.8)%	12.5%
Restructuring	2	1	—	*	*

Adjusted EBITDA	$111	$79	$56	40.5%	41.1%
% of Net sales	7.5%	6.1%	4.8%	140 bps	130 bps

*
Not meaningful

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales increased $188 million, or 14.5%, in fiscal 2014 as compared to fiscal 2013.

        Growth initiatives contributed approximately $107 million in fiscal 2014 driven by our greenfields, Managed Sales Approach ("MSA") and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales in fiscal 2014 was positively impacted by improvements in non-residential construction and the residential housing market.

Adjusted EBITDA

        Adjusted EBITDA increased $32 million, or 40.5%, in fiscal 2014 as compared to fiscal 2013.

        The increase in Adjusted EBITDA in fiscal 2014 as compared to fiscal 2013 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 140 basis points in fiscal 2014 as compared to fiscal 2013. This improvement was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

Fiscal 2013 compared to fiscal 2012

Net Sales

        Net sales increased $115 million, or 9.8%, in fiscal 2013 as compared to fiscal 2012. Excluding the impact of the 53rd week in fiscal 2012, Net sales increased $136 million, or 11.8%, in fiscal 2013 as compared to fiscal 2012.

        Growth initiatives contributed approximately $100 million of the year-over-year increase in fiscal 2013, driven by our MSA, category management and direct marketing initiatives, as well as growth from new geographic markets. In addition, although Construction & Industrial—White Cap sales are primarily influenced by non-residential construction, Net sales were positively impacted by the improvement in the residential housing markets.

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

        During fiscal 2014, the Company's use of cash was primarily driven by the payment of interest on debt, net debt repayment, capital expenditures and purchases of treasury shares, substantially offset by cash receipts from operations, proceeds from the sales of Hardware Solutions business and stock option exercises.

        As of February 1, 2015, our combined liquidity of approximately $1.2 billion was comprised of $85 million in cash and cash equivalents and $1,163 million of additional available borrowings (excluding $39 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	Amounts in millions
Operating activities	$295	$(367)	$(681)
Investing activities	84	820	(800)
Financing activities	(404)	(474)	1,511

Working capital

        Working capital, excluding cash and cash equivalents, was $1,078 million as of February 1, 2015, decreasing $17 million as compared to $1,095 million as of February 2, 2014. Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $56 million. The increase was primarily driven by an increase in Inventory and Receivables reflecting higher sales volumes, partially offset by increases in Accounts payable and Current installments of long-term debt.

Operating activities

        During fiscal 2014 cash provided by operating activities was $295 million compared with a use of $367 million in fiscal 2013. The use of cash in fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans. Cash interest paid in fiscal 2014 was $456 million, compared to $527 million in fiscal 2013. Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased approximately $228 million in fiscal 2014 as compared to fiscal 2013. The increase in operating cash flows excluding interest is attributable to growth in operations and cost control efforts.

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

Investing activities

        During fiscal 2014, cash provided by investing activities was $84 million, primarily due to the net proceeds of $198 million from the sale of our Hardware Solutions business, partially offset by $119 million of capital expenditures.

        During fiscal 2013, cash provided by investing activities was $820 million, primarily due to the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $131 million of capital expenditures.

        During fiscal 2012, cash used in investing activities was $800 million, primarily driven by the net investment of $936 million of cash proceeds from debt issuances, $248 million of payments for business acquisitions and $115 million in capital expenditures. These payments were partially offset by $481 million of net proceeds from the sale of businesses.

Financing activities

        During fiscal 2014, cash used in financing activities was $404 million, primarily due to net debt repayments of $379 million, including $106 million of contractually required premiums paid to extinguish the 2012 First Priority Notes prior to maturity, purchases of $52 million of treasury shares and payments of $21 million for debt issuance and modification costs, partially offset by proceeds of $48 million from employee stock option exercises.

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

External financing

        As of February 1, 2015, HDS had an aggregate principal amount of $5,257 million of outstanding debt, net of unamortized discounts of $14 million, and an additional $1,202 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $35 million in letters of credit issued and including $39 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        On December 4, 2014, HDS issued $1,250 million December 2014 First Priority Notes at par. At closing, HDS received approximately $1,232 million, net of transaction fees. As a result of the issuance, HDS incurred and paid $18 million in debt issuance cost, which will be amortized into interest expense over the term of the notes.

        On December 19, 2014, HDS used the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes due 2019, and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $18 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $106 million loss on extinguishment of debt, which includes the $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred debt costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        On February 6, 2014, HDS amended its Term Loan Facility, as defined below, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The Term Loan may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Senior Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, as defined below, the maturity date of the ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

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

        Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of February 1, 2015, affiliates of Bain do not beneficially own any part of HDS's debt.

        HDS's long-term debt as of February 1, 2015 and February 2, 2014 consisted of the following (dollars in millions):

	February 1, 2015		February 2, 2014
	Outstanding Principal	Interest Rate %(i)	Outstanding Principal	Interest Rate %(i)
Senior ABL Facility due 2018	$96	2.02	$360	1.66
Term Loans due 2018, net of unamortized discount of $14 million and $19 million	961	4.00	966	4.50
December 2014 First Priority Notes due 2021	1,250	5.25	—	—
2012 First Priority Notes due 2019, including unamortized premium of $18 million as of February 2, 2014	—	—	1,268	8.125
April 2012 Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50

Total long-term debt	$5,257		$5,544
Less current installments	(34)		(10)

Long-term debt, excluding current installments	$5,223		$5,534

(i)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Senior ABL Facility

        The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 1, 2015, HDS had $1,202 million of available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $39 million of borrowings available on qualifying cash balances).

        A portion of the Senior ABL Facility is available for letters of credit and swingline loans. The Senior ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The Senior ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the Senior ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the Senior ABL Facility (including all incremental commitments).

        At HDS's option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the Senior ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the Senior ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The Senior ABL Facility will mature on June 28, 2018; unless the individual applicable lenders agree to extend the maturity of their respective loans under the Senior ABL Facility upon HDS's request and without the consent of any other applicable lender.

Prepayments

        The Senior ABL Facility may be prepaid at HDS's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the Senior ABL Facility.

Guarantees; Security

        The Senior ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the Senior ABL Facility. Each of HDS's existing and future direct and indirect wholly owned domestic subsidiaries, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Subsidiary Guarantors") guarantees HDS's payment obligations under the Senior ABL Facility (and, in the case of Canadian obligations, each existing and future direct and indirect wholly owned Canadian subsidiary, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the Senior ABL Facility).

        HDS's obligations under the Senior ABL Facility and the guarantees thereof are secured in favor of the U.S. ABL collateral agent (i) on a first-priority basis by substantially all accounts receivable, inventory and other related assets owned by HDS and each Subsidiary Guarantor and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "ABL Priority Collateral"), subject to permitted liens, and (ii) (x) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (with foreign subsidiary holding companies being deemed foreign subsidiaries) and (y) substantially all tangible and intangible assets owned by HDS and each Subsidiary Guarantor, other than the ABL Priority Collateral, and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "Cash Flow Priority Collateral" and, together with the ABL Priority Collateral, the "Collateral"); in each case, subject to the priority of liens among the Term Loan Facility, the December 2014 First Priority Notes, the April 2012 Second Priority Notes and the Senior ABL Facility.

        The Canadian obligations under the Senior ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the December 2014 First Priority Notes, the April 2012 Second Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the credit agreement governing the Senior ABL Facility.

        The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Secured Term Loan Facility

        The Term Loan Facility provides for Term Loans in an original aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor from 1.25% to 1.00%. The Term Loans may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior

ABL Facility, the maturity date of the Senior ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

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

Collateral

        The Term Loan Facility and the related guarantees are secured by a first-priority security interest in the in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the Term Loan Facility and the related guarantees have a second priority security interest), including pledges of all Capital Stock of the Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the credit agreement governing the Term Loan Facility (the "Term Loan Credit Agreement")) and Excluded Subsidiary Securities (as defined in the Term Loan Credit Agreement) (the "Cash Flow Priority Collateral"), subject to permitted liens. In addition, the Term Loan Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayment

        The Term Loans may be prepaid at any time without premium or penalty. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory offers of prepayment in an amount equal to:

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

        In accordance with the annual excess cash flow provisions of the Term Loan Facility, the Company will be required to offer a prepayment of $34 million in fiscal 2015.

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the December 2014 First Priority Notes, the April 2012 Second Priority Notes and the Senior ABL Facility.

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

Events of Default under the ABL Facility and Term Loan Facility

        The Senior ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

5.25% Senior Secured First Priority Notes due 2021

        HDS issued $1,250 million of December 2014 First Priority Notes under an Indenture, dated December 4, 2014 (the "December 2014 First Priority Indenture") among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The December 2014 First Priority Notes bear interest at a rate of 5.25% per annum and will mature on December 15, 2021. Interest is paid semi-annually in arrears on June 15th and December 15th of each year.

        The December 2014 First Priority Indenture, and the applicable collateral documents provide that any capital stock and other securities of any of HDS's subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

        The December 2014 First Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The December 2014 First Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the December 2014 First Priority Indenture) (other than an Excluded Subsidiary (as defined in the December 2014 First Priority Indenture)), and each other Domestic Subsidiary (as defined in the December 2014 First Priority Indenture) that is a borrower under the Senior ABL Facility or that guarantees payment of HDS's indebtedness under any Credit Facility or Capital Markets Securities (each as defined in the December 2014 First Priority Indenture). The guarantees are subject to release under customary circumstances as stipulated in the December 2014 First Priority Indenture.

Collateral

        The December 2014 First Priority Notes and the related guarantees are secured by a first priority security interest in the Cash Flow Priority Collateral.

        In addition, the December 2014 First Priority Notes and the related guarantees are secured by a second priority security interest in the ABL Priority Collateral.

        The security interests in the Collateral may be released without the consent of the holders of the December 2014 First Priority Notes if Collateral is disposed of in a transaction that complies with the December 2014 First Priority Indenture and security documents, and will be released: (i) so long as any ABL Obligations are outstanding, with respect to the ABL Priority Collateral, upon the release of all liens thereon securing the ABL Obligations (as defined in the December 2014 First Priority Indenture) and (ii) so long as any Term Obligations are outstanding, with respect to the Cash Flow Priority Collateral, upon the release of all liens thereon securing the Term Obligations (as defined in the December 2014 First Priority Indenture).

Redemption

        HDS may redeem the December 2014 First Priority Notes, in whole or in part, at any time (1) prior to December 15, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the December 2014 First Priority Indenture and (2) on and after December 15, 2017, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on December 15 of the year set forth below.

Year	Percentage
2017	103.938%
2018	102.625%
2019	101.313%
2020 and thereafter	100.000%

        In addition, at any time prior to December 15, 2017, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the December 2014 First Priority Notes with the proceeds of certain equity offerings at a redemption price of 105.25% of the principal amount in respect of the December 2014 First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the December 2014 First Priority Notes are redeemed, an aggregate principal amount of December 2014 First Priority Notes equal to at least 50% of the aggregate principal amount of December 2014 First Priority Notes must remain outstanding immediately after each such redemption of December 2014 First Priority Notes.

8 1/8% Senior Secured First Priority Notes due 2019

        HDS issued $950 million of First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its April 2012 First Priority Notes at a premium of 107.5%. The 2012 First Priority Notes bore interest at a rate of 8 1/8% per annum and were scheduled to mature on April 15, 2019. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year. On December 19, 2014, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes.

11% Senior Secured Second Priority Notes due 2020

        HDS issued $675 million aggregate principal amount of Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "April 2012 Second Priority Indenture"), among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The April 2012 Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The April 2012 Second Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The April 2012 Second Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the April 2012 Second Priority Indenture), other than an Excluded Subsidiary (as defined in the April 2012 Second Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the April 2012 Second Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the April 2012 Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the April 2012 Second Priority Indenture.

Collateral

        The April 2012 Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the April 2012 Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Redemption

        HDS may redeem the April 2012 Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the April 2012 Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the April 2012 Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the April 2012 Second Priority Notes are redeemed, an aggregate principal amount of April 2012 Second Priority Notes equal to at least 50% of the original aggregate principal amount of April 2012 Second Priority Notes must remain outstanding immediately after each such redemption of April 2012 Second Priority Notes.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the December 2014 First Priority Notes and the April 2012 Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

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

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Notes under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the December 2014 First Priority Notes and the April 2012 Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

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

        December 2014 First Priority Notes and April 2012 Second Priority Notes (collectively the "Priority Notes"), October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the December 2014 First Priority Indenture and April 2012 Second Priority Indenture, collectively the "Priority

Indentures," and the October 2012 Senior Unsecured Notes Indenture and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain circumstances, HDS must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Fiscal 2013 and Fiscal 2012 Transactions

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

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

        On February 15, 2013, HDS amended its Term Loan Facility to lower the borrowing margin by 275 basis points. The Term Loans are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. See above for more recent information on prepayments under the February 2014 amendment of the Term Loan Facility. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        On February 1, 2013, HDS issued $1,275 million aggregate principal amount of the February 2013 Senior Unsecured Notes at par. As a result of the issuance, HDS incurred $21 million in debt issuance costs, of which $19 million was paid as of February 3, 2013. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of HDS's outstanding April 2012 Senior Unsecured Notes, plus a $422 million make-whole premium calculated in accordance with the April 2012 Senior Unsecured Notes Indenture, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013. Also on February 1, 2013, the trustee for the April 2012 Senior Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes. As a result of these transactions, HDS incurred a $452 million loss on extinguishment, which included the make-whole premium, a $28 million write-off of unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

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

        On October 15, 2012, HDS issued $1,000 million aggregate principal amount of the October 2012 Senior Unsecured Notes at par. As a result of the issuance, HDS incurred and paid $17 million in debt issuance costs. On November 8, 2012, HDS used the net proceeds from the October 2012 Senior Unsecured Notes issuance to redeem $930 million of its outstanding 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and to pay $23 million of accrued interest. As a result, HDS incurred a $37 million loss on extinguishment, which included a $31 million premium payment to redeem the 2007 Senior Subordinated Notes prior to maturity and $5 million to write-off the pro-rata portion of unamortized deferred debt costs.

Refinancing Transactions and Additional Notes

        On April 12, 2012, HDS consummated the Refinancing Transactions in connection with the refinancing of the senior portion of its debt structure.

        The proceeds of the 2012 First Priority Notes, the April 2012 Second Priority Notes, the April 2012 Senior Unsecured Notes, the Term Loan Facility and the ABL Facility were used to (i) repay all amounts outstanding under the 2007 Senior Secured Credit Facility, (ii) repay all amounts outstanding under the 2007 ABL Credit Facility, (iii) repurchase all of the remaining outstanding 12.0% Senior Notes and (iv) pay related fees and expenses.

        Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 12.0% Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Unsecured Notes.

        On August 2, 2012, HDS issued the Additional Notes at a premium of 107.5%. At closing, HDS received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HDS previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under HDS's ABL Facility.

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

10.5% Senior Subordinated Notes due 2021

        HDS issued $950 million aggregate principal amount of the January 2013 Senior Subordinated Notes under an Indenture, dated as of January 16, 2013 ("January 2013 Senior Subordinated Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The January 2013 Senior Subordinated Notes bore interest at a rate of 10.5% per annum and were scheduled to mature on January 15, 2021. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year.

        HDS was permitted to redeem up to 100% of the aggregate principal amount of the January 2013 Senior Subordinated Notes at any time on or before July 31, 2014 with funds in an equal aggregate amount not exceeding the aggregate proceeds of certain qualified public equity offerings at a redemption price (expressed as a percentage of principal amount) of 103% if such redemption occurred on or prior to January 31, 2014, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that if less than 100% of the January 2013 Senior Subordinated Notes are to be redeemed in any qualified public offering redemption, at least 33.33% of the original aggregate principal amount of January 2013 Senior Subordinated Notes must remain outstanding immediately after giving effect to such qualified public offering redemption. On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes in accordance with the redemption provisions of the January 2013 Senior Subordinated Notes Indenture.

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

        A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $11 million (based on our borrowings as of February 1, 2015 and excluding the effect of the interest rate floor on our Term Loan Facility).

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of February 1, 2015 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2015	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Fiscal years after 2019
Long-term debt	$5,271	$34	$—	$1,037	$4,200
Interest on long-term debt(i)	2,238	398	791	723	326
Operating leases	582	141	224	138	79
Purchase obligations(ii)	723	723	—	—	—

Total contractual cash obligations(iii)	$8,814	$1,296	$1,015	$1,898	$4,605

(i)
The interest rates for the ABL Facility are calculated based on the rates as of February 1, 2015. The interest on long-term debt includes payments for agent administration fees.

(ii)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel.

(iii)
The contractual obligations table excludes $5 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions.

Recent accounting pronouncements

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact on the Company of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of the Company after the effective date.

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 did not have a material impact on the Company's financial position or results of operations.

        Release of cumulative translation adjustment—In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 did not have a material impact on the Company's financial position or results of operations.

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

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2015 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accounting Standards Codification 350, Intangibles—Goodwill and Other, requires entities to periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis, as defined by ASC 350. We have historically assessed the recoverability of goodwill in the third quarter of each fiscal year. During fiscal 2014, we changed the timing of the annual impairment test from the third quarter to the fourth quarter of each fiscal year, which was considered a change in accounting principle. We believe this change is preferable since it better aligns the test with the preparation of our annual long-range forecasts. The change in accounting principle did not accelerate, delay or cause a goodwill impairment charge. To satisfy the annual testing requirement, we performed the annual goodwill impairment testing during both the third quarter of fiscal 2014 (as of August 3, 2014) and the fourth quarter of fiscal 2014 (as of November 2, 2014).

        We also use judgment in assessing whether we need to test goodwill more frequently for impairment than annually given factors such as unexpected adverse economic conditions, competition, product changes and other events. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated.

        We determine the fair value of a reporting unit using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation.

        Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company's most recent long-range forecast and, for years beyond the forecast, the Company's estimates, which are based on estimated exit multiples times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

        For our first annual goodwill impairment testing during the third quarter of fiscal 2014, we tested the six reporting units with goodwill balances. In accordance with ASC 350, we elected to first assess qualitative factors on the reporting units to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount. Based on this assessment, we determined that it is not more likely than not that the fair value of each of the reporting units is less than its carrying amount. Therefore, it was not necessary to calculate the fair value using the DCF and market comparable approach for any of the reporting units. There was no indication of impairment in any of our reporting units during the third quarter of fiscal 2014 annual testing.

        For our second annual goodwill impairment testing during the fourth quarter of fiscal 2014, we tested the six reporting units with goodwill balances. In accordance with ASC 350, we elected to first assess qualitative factors on two reporting units, Hardware Solutions and Home Improvement Solutions, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, we determined that it was not necessary to calculate the fair value using the DCF and market comparable approach for these two reporting units. We bypassed the qualitative analysis on the remaining four reporting units and proceeded with the calculation of the fair value these four reporting units using the DCF and market comparable approach. There was no indication of impairment in any of the Company's reporting units in the fourth quarter 2014 goodwill impairment test.

        There was no indication of impairment in any of the Company's reporting units in the fiscal 2013 and fiscal 2012 annual tests.

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

Income Taxes

        Income taxes are determined under the liability method as required by ASC 740, Income Taxes. Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not "more likely than not" to be realized. The Company recorded a valuation allowance related to its U.S. continuing operations of $27 million, $115 million, and $447 million in fiscal 2014, fiscal 2013, and fiscal 2012, as it believes it is "more likely than not" all of the U.S. deferred income tax assets will not be realized. In addition, the Company recorded a $10 million valuation allowance increase, $2 million valuation allowance increase, and a $13 million valuation allowance reduction related to its U.S. discontinued operations for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of February 1, 2015 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

Stock-Based Compensation

        Our stock option expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See "Note 10—Stock Based Compensation and Employee Benefit Plans" in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Commodity and interest rate risk."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	90
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	91
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	92
Consolidated balance sheets as of February 1, 2015 and February 2, 2014	93
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	94
Consolidated statements of cash flows for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	95
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	96
Consolidated balance sheets as of February 1, 2015 and February 2, 2014	97
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	98
Consolidated statements of cash flows for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	99
Notes to consolidated financial statements	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply Holdings, Inc. and its subsidiaries at February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 23, 2015

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Net Sales	$8,882	$8,228	$7,647
Cost of sales	6,324	5,870	5,495

Gross Profit	2,558	2,358	2,152
Operating expenses:
Selling, general and administrative	1,726	1,649	1,551
Depreciation and amortization	207	228	306
Restructuring	7	9	—

Total operating expenses	1,940	1,886	1,857
Operating Income	618	472	295
Interest expense	461	528	658
Loss on extinguishment & modification of debt	108	87	709
Other (income) expense, net	(3)	20	—

Income (Loss) from Continuing Operations Before Provision for Income Taxes	52	(163)	(1,072)
Provision for income taxes	56	58	39

Income (Loss) from Continuing Operations	(4)	(221)	(1,111)
Income (loss) from discontinued operations, net of tax	7	3	(68)

Net Income (Loss)	$3	$(218)	$(1,179)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	(13)	—

Total Comprehensive Income (Loss)	$(10)	$(231)	$(1,179)

Weighted Average Common Shares Outstanding (thousands)
Basic & Diluted	193,962	166,905	130,561
Basic and Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$(0.02)	$(1.32)	$(8.51)
Income (Loss) from Discontinued Operations	$0.04	$0.02	$(0.52)
Net Income (Loss)	$0.02	$(1.31)	$(9.03)

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 1, 2015	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$85	$115
Receivables, less allowance for doubtful accounts of $16 and $18	1,088	1,046
Inventories	1,069	1,072
Deferred tax asset	9	7
Other current assets	47	63

Total current assets	2,298	2,303

Property and equipment, net	372	405
Goodwill	3,071	3,137
Intangible assets, net	200	338
Other assets	119	141

Total assets	$6,060	$6,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$688	$664
Accrued compensation and benefits	161	149
Current installments of long-term debt	34	10
Other current liabilities	252	270

Total current liabilities	1,135	1,093

Long-term debt, excluding current installments	5,223	5,534
Deferred tax liabilities	166	114
Other liabilities	296	347

Total liabilities	6,820	7,088

Stockholders' equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 196.0 million and 192.4 million shares issued and outstanding at February 1, 2015 and February 2, 2014, respectively	2	2
Paid-in capital	3,818	3,752
Accumulated deficit	(4,540)	(4,503)
Accumulated other comprehensive loss	(28)	(15)
Treasury stock, at cost, 0.4 million shares at February 1, 2015	(12)	—

Total stockholders' equity (deficit)	(760)	(764)

Total liabilities and stockholders' equity (deficit)	$6,060	$6,324

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares						Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at January 29, 2012	130,560	(3)	$1	$—	$2,679	$(3,106)	$(2)	$(428)
Net loss						(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment							—	—
Shares issued under employee benefit plans	24		—		—			—
Repurchase of common stock		(3)	—		—			—
Stock-based compensation					16			16

Balance at February 3, 2013	130,584	(6)	$1	$—	$2,695	$(4,285)	$(2)	$(1,591)

Net income (loss)						(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment							(13)	(13)
Sale of common stock	61,170		1		1,038			1,039
Shares issued under employee benefit plans	628		—		4			4
Stock-based compensation					16			16
Other					(1)			(1)

Balance at February 2, 2014	192,382	(6)	$2	$—	$3,752	$(4,503)	$(15)	$(764)

Net income (loss)						3		3
Other comprehensive income (loss):
Foreign currency translation adjustment							(13)	(13)
Purchase of common stock		(1,870)		(52)				(52)
Shares issued under employee benefit plans	5,539		—		48			48
Stock-based compensation					17			17
Share retirement(2)	(1,470)	1,470		40		(40)		—
Other					1			1

Balance at February 1, 2015	196,451	(406)	$2	$(12)	$3,818	$(4,540)	$(28)	$(760)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

(2)
The majority of these retired shares were re-acquired by Holdings, pursuant to its previously announced share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of the Company's common stock, par value $0.01 per share, effective as of the date of retirement.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3	$(218)	$(1,179)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	226	246	342
Provision for uncollectibles	7	4	4
Non-cash interest expense	25	30	123
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)	(502)
Loss on extinguishment & modification of debt	108	87	709
Stock-based compensation expense	17	16	16
Deferred income taxes	55	54	(2)
Goodwill & other intangible asset impairment	—	—	152
Gain on sale of businesses	(8)	—	(12)
Other	—	3	(1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(90)	(68)	(102)
(Increase) decrease in inventories	(71)	(101)	(177)
(Increase) decrease in other current assets	18	—	(11)
(Increase) decrease in other assets	—	—	1
Increase (decrease) in accounts payable and accrued liabilities	1	(64)	(46)
Increase (decrease) in other long-term liabilities	5	8	4

Net cash provided by (used in) operating activities	295	(367)	(681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119)	(131)	(115)
Proceeds from sales of property and equipment	5	8	17
Proceeds from sale of investments	—	936	985
Proceeds from sale of businesses	198	4	481
Purchase of investments	—	—	(1,921)
Settlements for businesses acquired, net of cash acquired	—	3	(248)
Other investing activities	—	—	1

Net cash provided by (used in) investing activities	84	820	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	1,039	—
Proceeds from issuance of common stock under employee benefit plans	48	4	—
Purchase of treasury shares	(52)	—	—
Borrowings of long-term debt	1,270	79	6,365
Repayments of long-term debt	(1,385)	(1,624)	(5,024)
Borrowings on long-term revolver debt	878	858	1,301
Repayments on long-term revolver debt	(1,142)	(798)	(1,001)
Debt issuance and modification costs	(21)	(34)	(132)
Other financing activities	—	2	2

Net cash provided by (used in) financing activities	(404)	(474)	1,511

Effect of exchange rates on cash and cash equivalents	(5)	(5)	—

Increase (decrease) in cash and cash equivalents	$(30)	$(26)	$30
Cash and cash equivalents at beginning of period	115	141	111

Cash and cash equivalents at end of period	$85	$115	$141

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Net Sales	$8,882	$8,228	$7,647
Cost of sales	6,324	5,870	5,495

Gross Profit	2,558	2,358	2,152
Operating expenses:
Selling, general and administrative	1,726	1,649	1,551
Depreciation and amortization	207	228	306
Restructuring	7	9	—

Total operating expenses	1,940	1,886	1,857
Operating Income	618	472	295
Interest expense	461	528	658
Loss on extinguishment & modification of debt	108	87	709
Other (income) expense, net	(3)	20	—

Income (Loss) from Continuing Operations Before Provision for Income Taxes	52	(163)	(1,072)
Provision for income taxes	56	58	39

Income (Loss) from Continuing Operations	(4)	(221)	(1,111)
Income (loss) from discontinued operations, net of tax	7	3	(68)

Net Income (Loss)	$3	$(218)	$(1,179)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	(13)	—

Total Comprehensive Income (Loss)	$(10)	$(231)	$(1,179)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 1, 2015	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$85	$111
Receivables, less allowance for doubtful accounts of $16 and $18	1,088	1,046
Inventories	1,069	1,072
Deferred tax asset	9	7
Other current assets	47	63

Total current assets	2,298	2,299

Property and equipment, net	372	405
Goodwill	3,071	3,137
Intangible assets, net	200	338
Other assets	119	141

Total assets	$6,060	$6,320

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$688	$664
Accrued compensation and benefits	161	149
Current installments of long-term debt	34	10
Other current liabilities	252	270

Total current liabilities	1,135	1,093

Long-term debt, excluding current installments	5,223	5,534
Deferred tax liabilities	166	114
Other liabilities	296	347

Total liabilities	6,820	7,088

Stockholder's equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,768	3,750
Accumulated deficit	(4,500)	(4,503)
Accumulated other comprehensive loss	(28)	(15)

Total stockholder's equity (deficit)	(760)	(768)

Total liabilities and stockholder's equity (deficit)	$6,060	$6,320

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at January 29, 2012	$—	$2,680	$(3,106)	$(2)	$(428)
Net Income (loss)			(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment				—	—
Stock-based compensation		16			16

Balance at February 3, 2013	$—	$2,696	$(4,285)	$(2)	$(1,591)

Net income (loss)			(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Sale of common stock		1,039			1,039
Stock-based compensation		16			16
Other		(1)			(1)

Balance at February 2, 2014	$—	$3,750	$(4,503)	$(15)	$(768)

Net income (loss)			3		3
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Stock-based compensation		17			17
Other		1			1

Balance at February 1, 2015	$—	$3,768	$(4,500)	$(28)	$(760)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3	$(218)	$(1,179)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	226	246	342
Provision for uncollectibles	7	4	4
Non-cash interest expense	25	30	123
Payment of PIK interest & discounts upon extinguishment of debt	(1)	(364)	(502)
Loss on extinguishment & modification of debt	108	87	709
Stock-based compensation expense	17	16	16
Deferred income taxes	55	54	(2)
Goodwill & other intangible asset impairment	—	—	152
Gain on sale of businesses	(8)	—	(12)
Other	—	3	(1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(90)	(68)	(102)
(Increase) decrease in inventories	(71)	(101)	(177)
(Increase) decrease in other current assets	18	—	(11)
(Increase) decrease in other assets	—	—	1
Increase (decrease) in accounts payable and accrued liabilities	1	(64)	(46)
Increase (decrease) in other long-term liabilities	5	8	4

Net cash provided by (used in) operating activities	295	(367)	(681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119)	(131)	(115)
Proceeds from sales of property and equipment	5	8	17
Proceeds from sale of investments	—	936	985
Proceeds from sale of businesses	198	4	481
Purchase of investments	—	—	(1,921)
Settlements for businesses acquired, net of cash acquired	—	3	(248)
Other investing activities	—	—	1

Net cash provided by (used in) investing activities	84	820	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	1,039	—
Borrowings of long-term debt	1,270	79	6,365
Repayments of long-term debt	(1,385)	(1,624)	(5,024)
Borrowings on long-term revolver debt	878	858	1,301
Repayments on long-term revolver debt	(1,142)	(798)	(1,001)
Debt issuance and modification costs	(21)	(34)	(132)
Other financing activities	—	2	2

Net cash provided by (used in) financing activities	(400)	(478)	1,511

Effect of exchange rates on cash and cash equivalents	(5)	(5)	—

Increase (decrease) in cash and cash equivalents	$(26)	$(30)	$30
Cash and cash equivalents at beginning of period	111	141	111

Cash and cash equivalents at end of period	$85	$111	$141

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

        HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and Construction & Industrial—White Cap. Other operating segments include Home Improvement Solutions, Interior Solutions, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Basis of Presentation

        On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings' common stock. Holdings' accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. As of the date of this report, there is no preferred stock issued or outstanding.

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

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 1, 2015 ("fiscal 2014") included 52 weeks, February 2, 2014 ("fiscal 2013") included 52 weeks and fiscal year ended February 3, 2013 ("fiscal 2012") included 53 weeks.

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

Allowance for Doubtful Accounts

        Accounts receivable are evaluated for collectability based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of lien and bond rights. An allowance for doubtful accounts is estimated as a percentage of aged receivables. This estimate is periodically adjusted when management becomes aware of specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in historical collection patterns.

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

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At February 1, 2015 and February 2, 2014, vendor rebates due to HD Supply were $88 million and $85 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 45 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to six years. At February 1, 2015 and February 2, 2014, capitalized software costs totaled $63 million and $79 million, respectively, net of accumulated amortization of $192 million and $156 million, respectively. Amortization of capitalized software costs totaled $41 million, $39 million, and $30 million, in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. During fiscal 2014, the Company changed the timing of the annual impairment test from the third quarter to the fourth quarter. The Company believes this change is preferable since it better aligns the test with the preparation of its annual long-range forecasts. For the annual impairment tests, the fair values of HD Supply's identified reporting units were estimated using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2014 or fiscal 2013.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 1, 2015 and February 2, 2014, reserves totaled approximately $92 million and $94 million, respectively.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company's long-term financial assets and liabilities are recorded at historical costs. See "Note 8, Fair Value Measurements," for information on the fair value of long-term financial instruments.

Revenue Recognition

        HD Supply recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

        HD Supply ships products to customers by internal fleet and third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $58 million, $40 million, and $39 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $111 million, $105 million, and $101 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

Leases

        Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standard Codification ("ASC") 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. HD Supply conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease.

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $33 million, $35 million, and $34 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) includes Net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income under United States GAAP. Adjustments to net income are for foreign currency translation adjustments.

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

Stock-Based Compensation

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, Compensation—Stock Compensation, which requires the recognition of share-based compensation costs in the financial statements. The Company includes these costs in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

Recent Accounting Pronouncements

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact on the Company of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of the Company.

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 did not have a material impact on the Company's financial position or results of operations.

        Release of cumulative translation adjustment—In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 did not have a material impact on the Company's financial position or results of operations.

NOTE 2—PUBLIC OFFERINGS

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

        The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS's outstanding 10.50% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes"), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—PUBLIC OFFERINGS (Continued)

payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See "Note 5, Related Parties"). The remaining net proceeds were used for general corporate purposes.

Secondary Offerings

        On December 11, 2014, certain of Holdings' stockholders, including investment funds associated with The Carlyle Group and Clayton, Dubilier & Rice, LLC, and THD Holdings, LLC (collectively, the "December Selling Stockholders"), completed the sale of 40,661,072 shares of Holdings' Common Stock, under the Shelf Registration Statement (as defined below) at a price of $27.30 per share (the "December Secondary Offering"). The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company.

        As a result of the December Secondary Offering, investment funds associated with The Carlyle Group and Clayton, Dubilier & Rice, LLC, included in the December Secondary Offering as December Selling Stockholders, sold their remaining original investment in Holdings' Common Stock. THD Holdings, LLC, included in the December Secondary Offering as December Selling Stockholders, continues to hold approximately 2% of Holdings' Common Stock. Bain Capital Partners, LLC continues to hold approximately 13% of Holdings' Common Stock.

        On September 11, 2014, Holdings filed an automatic shelf registration statement on Form S-3 ASR, including a prospectus, (File No. 333-198685, "Shelf Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC"). Under the Shelf Registration Statement, certain of Holdings' stockholders, as identified in the Shelf Registration Statement, from time to time may offer and sell Holdings' common stock, par value $0.01 per share ("Common Stock") in one or more offerings or re-sales in amounts, at prices and on terms to be determined at the time of the offering. On September 11, 2014, certain of the Company's stockholders, including investment funds associated with The Carlyle Group and Clayton, Dubilier & Rice, LLC, and THD Holdings, LLC (collectively, the "September Selling Stockholders"), completed the sale of 20 million shares of Holdings' Common Stock, under the Shelf Registration Statement at a price of $27.517 per share (the "September Secondary Offering"). The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company.

        On March 28, 2014, Holdings filed a registration statement on Form S-1 (File No. 333-194887, the "Secondary Registration Statement") with the SEC to register a secondary public offering of 30 million shares of its Common Stock. All of the shares of Common Stock sold in the secondary public offering were sold by certain stockholders of Holdings (the "May Selling Stockholders"), as identified in the Secondary Registration Statement. On May 1, 2014, the Secondary Registration Statement was declared effective by the SEC and Holdings announced the pricing of the secondary public offering at a price of $26.00 per share (the "May Secondary Offering"). The underwriters for the offering were granted an option to purchase up to 4.5 million additional shares of Common Stock from the May Selling Stockholders within 30 days, which they exercised in full on May 30, 2014. On May 7, 2014, the May Selling Stockholders completed the sale of 30 million shares of Holdings' Common Stock in the May Secondary Offering. On June 4, 2014, the May Selling Stockholders completed the sale of the additional 4.5 million shares of Common Stock to the underwriters pursuant to their option to purchase

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—PUBLIC OFFERINGS (Continued)

additional shares at a price of $26.00 per share. The Company did not receive any of the proceeds from the sale of these 34.5 million shares.

        In connection with the fiscal 2014 public offerings, the Company incurred $2 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 3—ACQUISITIONS

        HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisitions completed by HD Supply are reflected in the Company's consolidated financial statements from the date of acquisition forward.

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

        On June 29, 2012, the Company purchased Peachtree Business Products, LLC ("Peachtree") for approximately $196 million. Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of the Facilities Maintenance segment.

        In accordance with ASC 805, Business Combinations, the Company recorded the following assets and liabilities at fair value on the date of the Peachtree acquisition: $129 million in goodwill, $53 million in definite-lived intangible assets, $12 million in property & equipment, $8 million in net working capital assets and liabilities, and $6 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $47 million. The definite-lived intangible assets are primarily $50 million in customer relationships that will be amortized over a weighted-average period of 10.9 years.

NOTE 4—DISCONTINUED OPERATIONS

        On January 12, 2015, the Company sold substantially all of the assets of its Hardware Solutions business to Home Depot. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

        In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company's HD Supply Canada business. During fiscal 2014, the Company finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings ("IPVF") business to Shale-Inland Holdings, LLC. The Company received cash proceeds of approximately $477 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $12 million pre-tax gain in fiscal 2012.

Summary Financial Information

        In accordance with ASC 205-20, Discontinued Operations, the results of the Hardware Solutions, Litemor and IPVF operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

        The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$285	$340	$515
Gain (loss) on disposal of discontinued operations	(7)	—	12
Income (loss) before provision for income taxes	$14	$6	$(104)
Provision (benefit) for income taxes	7	3	(36)

Income (loss) from discontinued operations, net of tax	$7	$3	$(68)

        In accordance with ASC 205-20, the assets and liabilities of Litemor were presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheet as of the date they were classified as a disposal group. At February 2, 2014, the assets and liabilities of Litemor included in the Consolidated Balance Sheet were comprised of $11 million of Receivables, $8 million of Inventory, and $1 million of other current assets, reported within "Other current assets", $1 million of Property & equipment, net, reported within "Other non-current assets", and $6 million of Accounts payable, $1 million of Accrued compensation & benefits, and $2 million of Other accrued expenses, reported within "Other current liabilities". The disposal was completed during fiscal 2014.

        During fiscal 2012, Hardware Solutions reached an agreement to amend and extend its strategic purchasing agreement with Home Depot. While the amendment extended the agreement five years through fiscal 2019, retaining Hardware Solutions as the exclusive supplier of certain products to Home Depot, it eliminated the minimum purchase guarantee and adjusted future pricing. These changes resulted in a reduction of expected future cash proceeds from Home Depot. HD Supply, therefore, considered this amendment a triggering event and, as such, the Company performed an additional goodwill impairment analysis for Hardware Solutions. As a result of the analysis, the Company recorded a $150 million non-cash goodwill impairment in the fourth quarter of fiscal 2012.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—RELATED PARTIES

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, LLC ("CD&R"), The Carlyle Group ("Carlyle") and Bain Capital Partners, LLC ("Bain", and together with CD&R and Carlyle the "Equity Sponsors") formed Holdings (previously named HDS Investment Holding, Inc.) and entered into a stock purchase agreement with Home Depot pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007 Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

        Upon completion of Holdings' secondary public offerings, in fiscal 2014, CD&R and Carlyle sold all of their remaining original investment in Holdings. As of February 1, 2015, Bain and Home Depot continue to hold approximately 13% and 2%, respectively, of Holdings' Common Stock.

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

        During fiscal 2013 and fiscal 2012, the Company recorded $2 million and $5 million, respectively, of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Debt—On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principle of its 2007 Senior Subordinated Notes, as defined in Note 7, Debt, at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. Certain affiliates of the Equity Sponsors owned a portion of the 2007 Senior Subordinated Notes at the time of redemption. During fiscal 2012, HDS issued and repurchased the April 2012 Senior Unsecured Notes (as defined in Note 7, Debt) to and from certain affiliates of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—RELATED PARTIES (Continued)

the Equity Sponsors. See Note 7, Debt, for further information on these transactions. As of February 1, 2015, management of the Company has been informed that Bain does not beneficially own any part of HDS's debt.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of February 1, 2015			As of February 2, 2014
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	—	$1,603
Waterworks	1,876	(815)	1,061	1,876	(815)	1,061
Power Solutions	302	(99)	203	303	(99)	204
Construction & Industrial	183	(74)	109	183	(74)	109
Hardware Solutions	—	—	—	215	(150)	65
Home Improvement Solutions	125	(30)	95	125	(30)	95
Interior Solutions	67	(67)	—	67	(67)	—

Total	$4,156	$(1,085)	$3,071	$4,372	$(1,235)	$3,137

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis, historically in the third quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. During fiscal 2014, the Company changed the timing of the annual impairment test from the third quarter to the fourth quarter of each fiscal year, which was considered a change in accounting principle. The Company believes this change is preferable since it better aligns the test with the preparation of its annual long-range forecasts. The change in accounting principle did not accelerate, delay or cause a goodwill impairment charge.

        To satisfy the annual testing requirement, HD Supply performed the annual goodwill impairment testing during both the third quarter of fiscal 2014 (as of August 3, 2014) and the fourth quarter of fiscal 2014 (as of November 2, 2014). There was no indication of impairment in any of the Company's reporting units in either of the fiscal 2014 annual tests or in the fiscal 2013 and fiscal 2012 annual tests. The Company's analysis was based, in part, on HD Supply's expectation of future market conditions for each of the reporting units, as well as, discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company's goodwill could be impaired.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the changes in goodwill for the fiscal years presented (amounts in millions).

	Fiscal 2014	Fiscal 2013
Beginning Balance	$3,137	$3,138
Disposition	(65)	—
Translation & other adjustments	(1)	(1)

Ending Balance	$3,071	$3,137

Intangible Assets

        HD Supply's intangible assets as of February 1, 2015 and February 2, 2014 consisted of the following (amounts in millions):

	As of February 1, 2015			As of February 2, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$929	$(822)	$107	$929	$(733)	$196
Strategic purchase agreement	—	—	—	166	(128)	38
Trade names	153	(60)	93	153	(50)	103
Other	2	(2)	—	2	(1)	1

Total	$1,084	$(884)	$200	$1,250	$(912)	$338

        During fiscal 2014, the Company sold substantially all of the assets of its Hardware Solutions business to Home Depot, effectively cancelling the strategic agreement. See "Note 4, Discontinued Operations."

        Amortization expense for continuing operations related to intangible assets was $99 million, $129 million, and $220 million, in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. During fiscal 2012, $516 million of customer relationship intangible assets became fully amortized. Estimated future amortization expense for continuing operations for intangible assets recorded as of February 1, 2015 is $33 million, $33 million, $32 million, $13 million and $13 million for fiscal years 2015 through 2019, respectively.

NOTE 7—DEBT

        On December 4, 2014, HDS issued $1,250 million of 5.25% Senior Secured First Priority Notes due 2021 (the "December 2014 First Priority Notes") at par. At closing, HDS received approximately $1,232 million, net of transaction fees. As a result of the issuance, HDS incurred and paid $18 million in debt issuance cost, which will be amortized into interest expense over the term of the notes.

        On December 19, 2014, HDS used the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes due 2019 (as defined below), and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

and $18 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $106 million loss on extinguishment of debt, which includes the $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred debt costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        On February 6, 2014, HDS amended its Term Loan Facility, as defined below, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The Term Loan may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, as defined below, the maturity date of the Senior ABL Facility (as defined below) is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

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

        Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million. Management of the Company has been informed that, as of February 1, 2015, affiliates of Bain do not beneficially own any part of HDS's debt.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

        HDS's long-term debt as of February 1, 2015 and February 2, 2014 consisted of the following (dollars in millions):

	February 1, 2015		February 2, 2014
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$96	2.02	$360	1.66
Term Loans due 2018, net of unamortized discount of $14 million and $19 million	961	4.00	966	4.50
December 2014 First Priority Notes due 2021	1,250	5.25	—	—
2012 First Priority Notes due 2019, including unamortized premium of $18 million as of February 2, 2014	—	—	1,268	8.125
April 2012 Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50

Total long-term debt	$5,257		$5,544
Less current installments	(34)		(10)

Long-term debt, excluding current installments	$5,223		$5,534

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Senior ABL Facility

        HDS's Senior Asset Based Lending Facility ("Senior ABL Facility") provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 1, 2015, HDS had $1,202 million of available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $35 million in letters of credit issued and including $39 million of borrowings available on qualifying cash balances).

        A portion of the Senior ABL Facility is available for letters of credit and swingline loans. The Senior ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The Senior ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the Senior ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the Senior ABL Facility (including all incremental commitments).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

        At HDS's option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the Senior ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the Senior ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The Senior ABL Facility will mature on June 28, 2018; unless the individual applicable lenders agree to extend the maturity of their respective loans under the Senior ABL Facility upon HDS's request and without the consent of any other applicable lender.

Prepayments

        The Senior ABL Facility may be prepaid at HDS's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the Senior ABL Facility.

Guarantees; Security

        The Senior ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the Senior ABL Facility. Each of HDS's existing and future direct and indirect wholly owned domestic subsidiaries, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Subsidiary Guarantors") guarantees HDS's payment obligations under the Senior ABL Facility (and, in the case of Canadian obligations, each existing and future direct and indirect wholly owned Canadian subsidiary, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the Senior ABL Facility).

        HDS's obligations under the Senior ABL Facility and the guarantees thereof are secured in favor of the U.S. ABL collateral agent (i) on a first-priority basis by substantially all accounts receivable, inventory and other related assets owned by HDS and each Subsidiary Guarantor and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "ABL Priority Collateral"), subject to permitted liens, and (ii) (x) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (with foreign subsidiary holding companies being deemed foreign subsidiaries) and (y) substantially all

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

tangible and intangible assets owned by HDS and each Subsidiary Guarantor, other than the ABL Priority Collateral, and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "Cash Flow Priority Collateral" and, together with the ABL Priority Collateral, the "Collateral"); in each case, subject to the priority of liens among the Term Loan Facility, the December 2014 First Priority Notes, the April 2012 Second Priority Notes and the Senior ABL Facility.

        The Canadian obligations under the Senior ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the December 2014 First Priority Notes, the April 2012 Second Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the credit agreement governing the Senior ABL Facility.

        The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured Term Loan Facility (the "Term Loan Facility"; the term loan thereunder, the "Term Loan") that provides for Term Loans in an original aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor from 1.25% to 1.00%. The Term Loans may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, the maturity date of the Senior ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

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

Collateral

        The Term Loan Facility and the related guarantees are secured by a first-priority security interest in in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the Term Loan Facility and the related guarantees have a second priority security interest), including pledges of all Capital Stock of the Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the credit agreement governing the Term Loan Facility (the "Term Loan Credit Agreement")) and Excluded Subsidiary Securities (as defined in the Term Loan Credit Agreement) (the "Cash Flow Priority Collateral"), subject to permitted liens. In addition, the Term Loan Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

        In accordance with the annual excess cash flow provisions of the Term Loan Facility, the Company will be required to offer a prepayment of $34 million in fiscal 2015.

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the December 2014 First Priority Notes, the Second Priority Notes and the Senior ABL Facility.

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

Events of Default under the Senior ABL Facility and Term Loan Facility

        The Senior ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

5.25% Senior Secured First Priority Notes due 2021

        HDS issued $1,250 million of December 2014 First Priority Notes under an Indenture, dated December 4, 2014 (the "December 2014 First Priority Indenture") among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The December 2014 First Priority Notes bear interest at a rate of 5.25% per annum and will mature on December 15, 2021. Interest is paid semi-annually in arrears on June 15th and December 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

        The December 2014 First Priority Indentures, and the applicable collateral documents provide that any capital stock and other securities of any of HDS's subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

        The December 2014 First Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The December 2014 First Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the December 2014 First Priority Indenture) (other than an Excluded Subsidiary (as defined in the December 2014 First Priority Indenture)), and each other Domestic Subsidiary (as defined in the December 2014 First Priority Indenture) that is a borrower under the Senior ABL Facility or that guarantees payment of HDS's indebtedness under any Credit Facility or Capital Markets Securities (each as defined in the December 2014 First Priority Indenture). The guarantee are subject to release under customary circumstances as stipulated in the December 2014 First Priority Indentures.

Collateral

        The December 2014 First Priority Notes and the related guarantees are secured by a first priority security interest in the Cash Flow Priority Collateral.

        In addition, the December 2014 First Priority Notes and the related guarantees are secured by a second priority security interest in the ABL Priority Collateral.

        The security interests in the Collateral may be released without the consent of the holders of the December 2014 First Priority Notes if Collateral is disposed of in a transaction that complies with the December 2014 First Priority Indenture and security documents, and will be released: (i) so long as any ABL Obligations are outstanding, with respect to the ABL Priority Collateral, upon the release of all liens thereon securing the ABL Obligations (as defined in the December 2014 First Priority Indenture) and (ii) so long as any Term Obligations are outstanding, with respect to the Cash Flow Priority Collateral, upon the release of all liens thereon securing the Term Obligations (as defined in the December 2014 First Priority Indenture).

Redemption

        HDS may redeem the December 2014 First Priority Notes, in whole or in part, at any time (1) prior to December 15, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Indenture and (2) on and after December 15, 2017, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

relevant redemption date, if redeemed during the 12-month period commencing on December 15 of the year set forth below.

Year	Percentage
2017	103.938%
2018	102.625%
2019	101.313%
2020 and thereafter	100.000%

        In addition, at any time prior to December 15, 2017, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the December 2014 First Priority Notes with the proceeds of certain equity offerings at a redemption price of 105.25% of the principal amount in respect of the December 2014 First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the December 2014 First Priority Notes are redeemed, an aggregate principal amount of December 2014 First Priority Notes equal to at least 50% of the aggregate principal amount of December 2014 First Priority Notes must remain outstanding immediately after each such redemption of December 2014 First Priority Notes.

8 1/8% Senior Secured First Priority Notes due 2019

        HDS issued $950 million of First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "April 2012 First Priority Indenture") among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its April 2012 First Priority Notes (the "Additional Notes") at a premium of 107.5%, collectively the "2012 First Priority Notes". The 2012 First Priority Notes bore interest at a rate of 8 1/8% per annum and were scheduled to mature on April 15, 2019. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year. On December 19, 2014, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes.

11% Senior Secured Second Priority Notes due 2020

        HDS issued $675 million aggregate principal amount of Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "April 2012 Second Priority Indenture"), among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The April 2012 Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The April 2012 Second Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The April 2012 Second Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the Second Priority Indenture), other than an Excluded Subsidiary (as defined in the April 2012 Second Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the April 2012 Second Priority Indenture) that is a borrower

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the April 2012 Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the April 2012 Second Priority Indenture.

Collateral

        The April 2012 Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the April 2012 Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Redemption

        HDS may redeem the April 2012 Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the April 2012 Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the April 2012 Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the April 2012 Second Priority Notes are redeemed, an aggregate principal amount of April 2012 Second Priority Notes equal to at least 50% of the original aggregate principal amount of April 2012 Second Priority Notes must remain outstanding immediately after each such redemption of April 2012 Second Priority Notes.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the December 2014 First Priority Notes and the April 2012 Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

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

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Notes under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the December 2014 First Priority Notes and the April 2012 Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

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

        December 2014 First Priority Notes and April 2012 Second Priority Notes (collectively the "Priority Notes"), October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the December 2014 First Priority Indenture and April 2012 Second Priority Indenture, collectively the "Priority Indentures," and the October 2012 Senior Unsecured Notes Indenture and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain circumstances, HDS must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at February 1, 2015 are summarized below (amounts in millions):

	Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$34	—	—	$1,037	—	$4,200	$5,271

Fiscal 2013 and Fiscal 2012 Transactions

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

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

NOTE 7—DEBT (Continued)

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

        On February 15, 2013, HDS amended its Term Loan Facility to lower the borrowing margin by 275 basis points. The Term Loans are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. See above for more recent information on prepayments under the February 2014 amendment of the Term Loan Facility. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        On February 1, 2013, HDS issued $1,275 million aggregate principal amount of the February 2013 Senior Unsecured Notes at par. As a result of the issuance, HDS incurred $21 million in debt issuance costs, of which $19 million was paid as of February 3, 2013. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of HDS's outstanding April 2012 Senior Unsecured Notes, plus a $422 million make-whole premium calculated in accordance with the April 2012 Senior Unsecured Notes Indenture, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013. Also on February 1, 2013, the trustee for the April 2012 Senior Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes. As a result of these transactions, HDS incurred a $452 million loss on extinguishment, which included the make-whole premium, a $28 million write-off of unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

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

NOTE 7—DEBT (Continued)

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

        On October 15, 2012, HDS issued $1,000 million aggregate principal amount of the October 2012 Senior Unsecured Notes at par. As a result of the issuance, HDS incurred and paid $17 million in debt issuance costs. On November 8, 2012, HDS used the net proceeds from the October 2012 Senior Unsecured Notes issuance to redeem $930 million of its outstanding 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and to pay $23 million of accrued interest. As a result, HDS incurred a $37 million loss on extinguishment, which included a $31 million premium payment to redeem the 2007 Senior Subordinated Notes prior to maturity and $5 million to write-off the pro-rata portion of unamortized deferred debt costs.

Refinancing Transactions and Additional Notes

        On April 12, 2012, HDS consummated the following transactions (the "Refinancing Transactions") in connection with the refinancing of the senior portion of its debt structure:

  •
  the issuance of $950 million of its 8 1/8% Senior Secured First Priority Notes due 2019 (the "April 2012 First Priority Notes" and collectively with the Additional Notes (as defined above), the "2012 First Priority Notes");

  •
  the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the "April 2012 Second Priority Notes");

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

        The proceeds of the 2012 First Priority Notes, the April 2012 Second Priority Notes, the April 2012 Senior Unsecured Notes, the Term Loan Facility and the ABL Facility were used to (i) repay all amounts outstanding under HDS's then existing Senior Secured Credit Facility (the "2007 Senior Secured Credit Facility"), (ii) repay all amounts outstanding under the 2007 ABL Credit Facility, (iii) repurchase all of the remaining outstanding 12.0% Senior Notes and (iv) pay related fees and expenses.

        Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 12.0% Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Unsecured Notes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

        On August 2, 2012, HDS issued $300 million additional aggregate principal amount of the Additional Notes at a premium of 107.5%. At closing, HDS received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HDS previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under HDS's ABL Facility.

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

NOTE 7—DEBT (Continued)

Unsecured Notes in accordance with the redemption provisions of the April 2012 Senior Unsecured Notes Indenture.

10.5% Senior Subordinated Notes due 2021

        HDS issued $950 million aggregate principal amount of the 10.5% Senior Subordinated Notes due 2021 ("January 2013 Senior Subordinated Notes") under an Indenture, dated as of January 16, 2013 ("January 2013 Senior Subordinated Notes Indenture") among HDS, the Subsidiary Guarantors and the Trustee. The January 2013 Senior Subordinated Notes bore interest at a rate of 10.5% per annum and were scheduled to mature on January 15, 2021. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year.

        HDS was permitted to redeem up to 100% of the aggregate principal amount of the January 2013 Senior Subordinated Notes at any time on or before July 31, 2014 with funds in an equal aggregate amount not exceeding the aggregate proceeds of certain qualified public equity offerings at a redemption price (expressed as a percentage of principal amount) of 103% if such redemption occurred on or prior to January 31, 2014, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that if less than 100% of the January 2013 Senior Subordinated Notes are to be redeemed in any qualified public offering redemption, at least 33.33% of the original aggregate principal amount of January 2013 Senior Subordinated Notes must remain outstanding immediately after giving effect to such qualified public offering redemption. On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes in accordance with the redemption provisions of the January 2013 Senior Subordinated Notes Indenture.

NOTE 8—FAIR VALUE MEASUREMENTS

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of February 1, 2015 and February 2, 2014 (amounts in millions):

	As of February 1, 2015		As of February 2, 2014
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$96	$95	$360	$351
Term Loans and Notes	5,175	5,504	5,185	5,737

Total	$5,271	$5,599	$5,545	$6,088

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

NOTE 9—INCOME TAXES

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
United States	$29	$(187)	$(1,089)
Foreign	23	24	17

Total	$52	$(163)	$(1,072)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Current:
Federal	$1	$—	$—
State	1	4	3
Foreign	6	4	3

	8	8	6
Deferred:
Federal	47	44	28
State	1	5	3
Foreign	—	1	—
Foreign realization of tax deductible goodwill from prior acquisitions	—	—	2

	48	50	33

Total	$56	$58	$39

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2014, fiscal 2013, and fiscal 2012 was approximately 107.7%, (35.5%), and (3.7%), respectively.

        The Company's effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company's fiscal 2014, fiscal 2013, and fiscal 2012 effective tax rates were significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2014, fiscal 2013 and fiscal 2012 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company's U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2014, fiscal 2013, and fiscal 2012 is as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Income taxes at federal statutory rate	$18	$(57)	$(376)
State income taxes, net of federal income tax benefit	2	(5)	(48)
Foreign rate differential	(2)	(2)	(2)
Non-deductible interest	—	—	14
Valuation allowance	27	115	446
Adjustments to tax reserves	7	8	(1)
Other, net	4	(1)	6

Total provision (benefit)	$56	$58	$39

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 1, 2015 and February 2, 2014 were as follows (amounts in millions):

	February 1, 2015	February 2, 2014
Current:
Deferred Tax Assets:
Allowance for doubtful accounts	$7	$7
Inventory	37	42
Accrued compensation	3	3
Accrued self-insurance liabilities	4	3
Restructuring liabilities	2	4
Net operating loss	140	80
Other accrued liabilities	25	21
Other	1	2
Valuation allowance	(194)	(138)

Current deferred tax assets	25	24
Deferred Tax Liabilities:
Prepaid expense	$(1)	$(3)
Income from discharge of indebtedness	(14)	(14)

Current deferred tax liabilities	(15)	(17)
Noncurrent:
Deferred Tax Assets:
Accrued compensation	$29	$33
Accrued self-insurance liabilities	14	13
Other accrued liabilities	—	5
Deferred revenue	7	7
Restructuring liabilities	25	26
Net operating loss	820	921
Fixed assets	20	15
Interest	—	17
Tax credit carryforward	6	2
Other	23	8
Valuation allowance	(819)	(858)

Noncurrent deferred tax assets	125	189
Deferred Tax Liabilities:
Deferred Financing Costs	$(27)	$(25)
Software costs	(17)	(20)
Intangible assets	(194)	(189)
Income from discharge of indebtedness	(49)	(65)

Noncurrent deferred tax liabilities	(287)	(299)

Deferred tax assets (liabilities), net	$(152)	$(103)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Company reported $4 million of long-term deferred tax assets related to its Canadian business within other assets on its balance sheet for fiscal 2014 and fiscal 2013.

        In fiscal 2014, the Company recorded a valuation allowance on its total U.S. operations of $27 million net income tax expense related to continuing operations and $10 million net income tax expense related to discontinued operations. In fiscal 2013, the Company recorded a valuation allowance on its total U.S. operations of $115 million net income tax expense related to continuing operations and $2 million net income tax expense related to discontinued operations. In fiscal 2012, the Company recorded a valuation allowance on its total U.S. operations of $434 million of which $447 million of net income tax expense related to continuing operations and $13 million of net income tax benefit for discontinued operations. The Company records a valuation allowance when it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, the Company considers the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carryforwards, taxable income in prior carryback years and tax planning strategies.

        At February 1, 2015, the Company's valuation allowance on its U.S. deferred tax assets was approximately $1,013 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through fiscal 2013 the Company's history of U.S. operating losses limited the weight we could apply to other subjective evidence such as the Company's projections for future profitability. With the Company's fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 U.S. pretax income, we believe it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company's U.S. deferred tax assets.

        The Company has designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. In fiscal 2014, the Company repatriated $27 million of cash to the U.S. which resulted in no income tax expense in the U.S. In fiscal 2013, the Company did not repatriate cash from its foreign operations to the U.S. In fiscal 2013, if the Company had repatriated cash to the U.S., no additional income tax expense would have been generated. In general, to the extent the Company's financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided for, as they are essentially permanent in duration. If these amounts were not considered reinvested, it is estimated that no additional deferred taxes would have been provided for.

        As of February 1, 2015, the Company had tax-effected U.S. federal net operating loss carryforwards of $786 million which expire beginning in fiscal 2029. The Company also had $197 million of tax effected state net operating loss carryfowards which expire in various years between fiscal 2015 and fiscal 2034. During fiscal 2012, the Company generated a capital gain from the sale of the IPVF business. The capital gain allowed the Company to fully utilize the fiscal 2011 capital loss carryforward of $10 million associated with the Company's exit from the Plumbing business. The Company has approximately $2 million of federal tax credits of which $1 million will expire in 2035. The remaining $1 million of federal tax credits can be carried forward indefinitely. The Company also has $4 million in state tax credits that will expire in 2024.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The future utilization of the Company's Net Operating Loss ("NOL") carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years). An ownership change occurred in 2014. Based on current estimates, the Company believes that this ownership change will not materially limit the Company's ability to deduct its U.S. federal and state NOL carryforwards against future taxable income. However, no assurance can be given in this regard. Future direct or indirect changes in the ownership of the Company's common stock, including sales or acquisitions of the Company's common stock by certain stockholders and purchases and issuances of the Company's common stock by the Company, some of which are not in our control, could result in an additional ownership change. Any resulting limitation on the use of the Company's NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on its future results of operations and financial position.

        Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2014 and fiscal 2013. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in the Company's net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the Company's current taxes payable in fiscal 2014 or fiscal 2013 due to net operating loss carryforwards, these "windfall" tax benefits are not reflected in the Company's net operating losses in deferred tax assets for fiscal 2014 or fiscal 2013. Windfall included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2014 and fiscal 2013 were $16 million and $1 million, respectively.

        For fiscal 2014, the Company recorded an $11 million net income tax expense related to its U.S. business and a $4 million net income tax benefit related to its Canadian business in discontinued operations. For fiscal 2013, the Company recorded a $4 million net income tax expense related to its U.S. business and a $1 million net income tax benefit related to its Canadian business in discontinued operations. For fiscal 2012, the Company recorded a $35 million net income tax benefit related to its U.S. business and a $1 million net income tax benefit related to its Canadian business in discontinued operations.

        Federal, state and foreign income taxes net current receivable (payable) total $3 million and $1 million as of February 1, 2015 and February 2, 2014, respectively.

Accounting for uncertain tax positions

        The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

amount of unrecognized tax benefits for continuing operations for fiscal 2014, fiscal 2013, and fiscal 2012 is as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Unrecognized Tax Benefits beginning of period	$192	$193	$196
Gross increases for tax positions in current period	1	—	—
Gross increases for tax positions in prior period	—	—	2
Gross decreases for tax positions in prior period	(1)	—	—
Settlements	(5)	—	(1)
Lapse of statutes	—	(1)	(4)

Unrecognized Tax Benefits end of period	$187	$192	$193

        There are $187 million, $192 million, and $193 million of unrecognized tax benefits included in the balance at February 1, 2015, February 2, 2014, and February 3, 2013, respectively, whose resolution could affect the annual effective income tax rate.

        The Company accrued $2 million, $5 million, and $3 million of net interest and penalties related to unrecognized tax benefits for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at February 1, 2015, February 2, 2014, and February 3, 2013, was $29 million, $27 million, and $22 million, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

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

        Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations and statute expirations could result in a decrease in the Company's unrecognized tax benefits by up to $182 million plus a $46 million decrease in the related gross interest accrual. The decrease in the Company's unrecognized U.S. federal and state tax benefits including gross interest accrual is expected to result in an income tax benefit of approximately $189 million in the quarter of the approval and finalization of the Tentative Settlement (as defined in Note 14, Commitments and Contingencies).

        See "Note 14, Commitments and Contingencies," for additional information on the Tentative Settlement and "Note 18, Subsequent Event" for discussion of the approval and finalization of the Tentative Settlement.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013. As of February 1, 2015, approximately 10 million registered shares were available for issuance under the Plan.

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July, with the first offering period commenced on January 1, 2014. Two million shares are authorized for issuance under the ESPP, and these shares were registered on July 2, 2013. During fiscal 2014, eligible associates purchased approximately 114,000 shares under the plan.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at January 29, 2012	14,768	$12.88
Granted	947	16.18
Exercised	(24)	14.68
Canceled	(873)	14.68

Outstanding at February 3, 2013	14,818	$13.00
Granted	930	18.00
Exercised	(312)	12.02
Canceled	(426)	13.91

Outstanding at February 2, 2014	15,010	$13.30
Granted	—	—
Exercised	(4,076)	10.97
Canceled	(495)	15.94

Outstanding at February 1, 2015	10,439	$14.08

        The total intrinsic value of options exercised was approximately $65 million and $4 million in fiscal 2014 and fiscal 2013, respectively. As of February 1, 2015, there were approximately 10.4 million stock options outstanding with a weighted average remaining life of 5.9 years and an aggregate intrinsic value of approximately $154 million. As of February 1, 2015, there were approximately 7.7 million options exercisable with a weighted average exercise price of $13.31, a weighted average remaining life of 5.6 years and an aggregate intrinsic value of approximately $119 million. As of February 1, 2015, there were approximately 9.9 million options vested or expected to ultimately vest with a weighted average exercise price of $13.97, a weighted average remaining life of 5.8 years, and an aggregate intrinsic value of approximately $148 million.

        The estimated fair value of the options when granted is amortized to expense over the options' vesting or required service period. The fair value for these options was estimated by management, after considering a third-party valuation specialist's assessment, at the date of grant based on the expected life of the option and historical exercise experience, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Risk-free interest rate	—	1.80%	1.10%
Dividend yield	—	0.00%	0.00%
Expected volatility factor	—	58.30%	47.60%
Expected option life in years	—	6.5	6.5

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Supply's competitors over the expected life of the HD Supply options. These volatilities were weighted by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply and then adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. No options were granted during fiscal 2014. The weighted-average fair value of each option granted during fiscal 2013 and fiscal 2012 was $10.25 and $4.82, respectively. HD Supply recognized $8 million, $16 million, and $16 million of stock-based compensation expense related to stock options during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. As of February 1, 2015 the unamortized compensation expense related to stock options was $6 million, which is expected to be recognized over a period of 1.6 years.

Restricted Stock and Restricted Stock Units

        Restricted stock awards ("RSAs") and restricted stock unit awards ("RSUs") granted under the Plan are settled by issuing shares of common stock at the vesting date. Generally, the RSAs and RSUs granted to employees vest on a pro rata basis on each of the first four or five anniversaries of the grant, except in the case of death or disability, in which case the RSAs and RSUs vest as of the date of the event. Generally, the RSAs granted to members of the Company's Board of Directors vest on the earliest of the one-year anniversary of the grant date, the next annual meeting after the grant date, or a change in control. The grant date fair value of the RSAs and RSUs is expensed over the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights, which are subject to the same restrictions (including the risk of forfeiture) as the restricted stock awards.

        A summary of RSA and RSU activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2013	—	$—
Granted	353	18.18
Restrictions lapsed	—	—
Canceled	—	—

Outstanding at February 2, 2014	353	$18.18
Granted	1,508	24.32
Restrictions lapsed	(131)	20.04
Canceled	(125)	24.40

Outstanding at February 1, 2015	1,605	$23.32

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        HD Supply recognized $9 million and $1 million of stock-based compensation expense related to RSAs and RSUs during fiscal 2014 and fiscal 2013, respectively. As of February 1, 2015 the unamortized compensation expense related to RSAs and RSUs was $25 million, which is expected to be recognized over a period of 3.1 years.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees' contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period or after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid $19 million, $17 million, and $15 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

NOTE 11—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

        Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the sum of the weighted-average common shares outstanding and all dilutive potential common shares outstanding during the respective periods. Diluted earnings (loss) per common share equals basic earnings (loss) per common share for all periods, as the effect of stock options, restricted stock, and restricted stock units (collectively "stock-based compensation securities") are anti-dilutive because the Company incurred losses from continuing operations in those periods. During fiscal 2014, fiscal 2013 and fiscal 2012, stock-based compensation securities of 12,044 thousand, 15,363 thousand, and 14,818 thousand, respectively, were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of February 1, 2015 and February 2, 2014 consisted of the following (amounts in millions):

	February 1, 2015	February 2, 2014
Trade receivables, net of allowance for doubtful accounts	$988	$947
Vendor rebate receivables	88	85
Other receivables	12	14

Total receivables, net	$1,088	$1,046

Property and Equipment

        Property and equipment as of February 1, 2015 and February 2, 2014 consisted of the following (amounts in millions):

	February 1, 2015	February 2, 2014
Land	$34	$34
Buildings and improvements	240	219
Transportation equipment	81	72
Furniture, fixtures and equipment	289	325
Capitalized software	254	235
Construction in progress	36	42

	934	927
Less accumulated depreciation & amortization	(562)	(522)

Property and equipment, net	$372	$405

Other Current Liabilities

        Other current liabilities as of February 1, 2015 and February 2, 2014 consisted of the following (amounts in millions):

	February 1, 2015	February 2, 2014
Accrued interest	$98	$118
Accrued non-income taxes	34	32
Other	120	120

Total other current liabilities	$252	$270

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2014, fiscal 2013, and fiscal 2012 was approximately $456 million, $527 million, and $621 million, respectively. Additionally, during fiscal 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50. Additionally, during fiscal 2013, the Company paid $364 million of original issue discounts and paid-in-kind ("PIK") interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans, and during fiscal 2012, the Company paid $502 million of original issue discounts and PIK interest related to the extinguishment of all of the April 2012 Senior Unsecured Notes and $930 million of 2007 Senior Subordinated Notes.

        Cash paid for income taxes, net of refunds, in fiscal 2014, fiscal 2013, and fiscal 2012 was approximately $39 million, $8 million, and $1 million, respectively. Cash paid for income taxes in fiscal 2014 include a $27 million payment for the tentative settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

Significant Non-Cash Transactions

        Interest payments on the April 2012 Senior Unsecured Notes were due each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 were to be paid in kind and therefore increase the balance of the outstanding indebtedness rather than paid in cash. The Company made non-cash PIK interest payments during fiscal 2012 of $56 million, increasing the outstanding principal balance of the April 2012 Senior Unsecured Notes.

NOTE 13—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

        During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction of approximately 150 employees in the Power Solutions business, global support center and, to a lesser extent, its other businesses. As a result, the Company recorded a restructuring charge of $12 million, which included $9 million for employee-related charges, primarily severance, and $3 million for inventory liquidation related to discontinued products at Power Solutions. The inventory liquidation charges were recorded to Cost of sales and all other restructuring charges were recorded to operating expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).

        During fiscal 2014, the Company completed the restructuring activities under this plan, resulting in restructuring charges of $7 million for additional workforce reductions of approximately 150 employees, primarily at Facilities Maintenance and Power Solutions, and the consolidation of six Construction & Industrial—White Cap branches into three branches. These charges were recorded as restructuring within the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects the costs of these restructuring actions will be recovered through cost savings in less than one year. The Company does not expect to incur additional restructuring charges under this plan.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $152 million, $138 million, and $126 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

        Future minimum aggregate rental payments under non-cancelable operating leases as of February 1, 2015 are as follows (amounts in millions):

	Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$141	$124	$100	$80	$58	$79	$582

        The Company subleases certain leased facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases as of February 1, 2015 are approximately $17 million. These subleases expire at various dates through the year 2023.

Purchase Obligations

        As of February 1, 2015, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $723 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2015 for these obligations.

Internal Revenue Service

        The Company carried back tax net operating losses ("NOL") from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot's U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the "Agreement") between the Company and Home Depot, Home Depot paid the Company the refund proceeds resulting from the NOL carrybacks.

        In January 2013 in connection with an audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS issued a Revenue Agent's Report ("RAR") which proposed to disallow certain deductions claimed by the Company and a significant portion of the corresponding cash refunds resulting from the Company's NOL carrybacks. Pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. In collaboration with Home Depot, the Company challenged the proposed adjustments of the RAR by filing a formal protest with the IRS Office of Appeals. In July 2014, the Company reached a tentative settlement ("Tentative Settlement") for approximately $27 million with the IRS Office of Appeals on the outstanding RAR. In order to stop the accrual of interest on the Tentative Settlement amount and as required under the Agreement, in August 2014 the Company made a payment of approximately $27 million to Home Depot which

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

Home Depot then paid to the IRS. As a result of the Tentative Settlement, the Company's deferred tax assets will increase by approximately $12 million before the impact of the valuation allowance.

        The Tentative Settlement and the carryback claims are subject to review by the Joint Committee on Taxation ("JCT") and the Tentative Settlement does not become effective nor are the carryback claims finalized until the JCT reviews them without objection or the IRS Office of Appeals executes such settlement, whichever comes first. The JCT is required to review refunds in excess of $2 million. If the JCT objects to the Tentative Settlement or other matters related to the carryback claims, the case is sent back to the IRS Office of Appeals for further consideration and could ultimately result in changes in or voiding of the Tentative Settlement.

        See "Note 9, Income Taxes," and "Note 18, Subsequent Event" for further disclosures on the Company's income taxes.

Legal Matters

        As previously reported, the Office of the United States Attorney for the Northern District of New York (U.S. Attorney) is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, the government executed search warrants at two Waterworks branches. In July 2014, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Attorney pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company's sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation.

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the United States Attorney investigation matter described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION

        HD Supply's operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support. The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply's ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

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

  •
  Construction & Industrial—White Cap—Construction & Industrial—White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

        In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Interior Solutions, Home Improvement Solutions and HD Supply Canada. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets operating across six Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2014
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures(2)
Facilities Maintenance	$2,510	$491	$50	$57	$2,390	$32
Waterworks	2,427	198	11	3	1,640	15
Power Solutions	1,913	79	8	18	813	7
Construction & Industrial—White Cap	1,481	111	21	14	591	29
Corporate & Other	551	(25)	23	7	626	36

Total continuing operations	$8,882	$854	$113	$99	$6,060	$119

	Fiscal Year 2013
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures(2)
Facilities Maintenance	$2,331	$434	$45	$81	$2,433	$42
Waterworks	2,227	173	10	4	1,585	12
Power Solutions	1,843	76	7	18	818	12
Construction & Industrial—White Cap	1,293	79	16	20	557	25
Corporate & Other	534	(28)	25	6	931	40

Total continuing operations	$8,228	$734	$103	$129	$6,324	$131

	Fiscal Year 2012
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures(2)
Facilities Maintenance	$2,182	$389	$39	$79	$2,463	$35
Waterworks	2,028	137	10	96	1,562	12
Power Solutions	1,787	72	7	18	816	4
Construction & Industrial—White Cap	1,178	56	12	20	521	22
Corporate & Other	472	(30)	21	7	1,972	42

Total continuing operations	$7,647	$624	$89	$220	$7,334	$115

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total Adjusted EBITDA	$854	$734	$624
Depreciation and amortization	212	232	309
Stock-based compensation	17	16	16
Management fees and expenses	—	2	5
Restructuring	7	12	—
Other	—	—	(1)

Operating income	618	472	295
Interest expense	461	528	658
Loss on extinguishment & modification of debt	108	87	709
Other (income) expense, net	(3)	20	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	52	(163)	(1,072)
Provision (benefit) for income taxes	56	58	39

Income (loss) from continuing operations	$(4)	$(221)	$(1,111)

        Net sales for HD Supply outside the United States, primarily Canada, were $375 million, $326 million, and $248 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $13 million and $19 million as of February 1, 2015 and February 2, 2014, respectively.

NOTE 16—GUARANTOR SUBSIDIARIES

        As of February 1, 2015, HDS (the "Debt Issuer") had outstanding December 2014 First Priority Notes, April 2012 Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the "Notes") guaranteed by certain of its subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada.

        The Debt Issuer's payment obligations under the Notes are jointly and severally guaranteed by the guarantors and all guarantees are full and unconditional.

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

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

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

  (vi)
  upon legal or covenant defeasance of HDS's obligations under the applicable indebtedness, or satisfaction and discharge of the indenture governing the applicable indebtedness; or

  (vii)
  subject to customary contingent reinstatement provisions, upon payment in full of the aggregate principal amount of all applicable indebtedness then outstanding and all other obligations guaranteed by a Subsidiary Guarantor then due and owing.

        In addition, HDS has the right, upon 30 days' notice to the applicable trustee, to cause any Subsidiary Guarantor that has not guaranteed payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the ABL Facility to be unconditionally released from all obligations under its Subsidiary Guarantee, and such Subsidiary Guarantee shall thereupon terminate and be discharged and of no further force or effect.

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

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

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

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2014, fiscal 2013 or fiscal 2012.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year 2014
	Debt Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$8,521	$363	$(2)	$8,882	$—
Cost of sales	—	6,058	267	(1)	6,324	—

Gross Profit	—	2,463	96	(1)	2,558	—
Operating expenses:
Selling, general and administrative	61	1,596	70	(1)	1,726	—
Depreciation and amortization	17	188	2	—	207	—
Restructuring	2	5	—	—	7	—

Total operating expenses	80	1,789	72	(1)	1,940	—
Operating Income (Loss)	(80)	674	24	—	618	—
Interest expense	464	242	1	(246)	461	—
Interest (income)	(242)	(4)	—	246	—	—
Net (earnings) loss of equity affiliates	(410)	—	—	410	—	(3)
Loss on extinguishment & modification of debt	108	—	—	—	108	—
Other income (expense), net	(3)	—	—	—	(3)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	3	436	23	(410)	52	3
Provision (benefit) for income taxes	8	42	6	—	56	—

Income (Loss) from Continuing Operations	(5)	394	17	(410)	(4)	3
Income (loss) from discontinued operations, net of tax	8	10	(11)	—	7	—

Net Income (Loss)	$3	$404	$6	$(410)	$3	$3

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(10)	$404	$(7)	$(397)	$(10)	$(10)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2013
	Debt Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,833	$397	$(2)	$8,228	$—
Cost of sales	—	5,573	298	(1)	5,870	—

Gross Profit	—	2,260	99	(1)	2,358	—
Operating expenses:
Selling, general and administrative	63	1,515	72	(1)	1,649	—
Depreciation and amortization	16	211	1	—	228	—
Restructuring	3	6	—	—	9	—

Total operating expenses	82	1,732	73	(1)	1,886	—
Operating Income (Loss)	(82)	528	26	—	472	—
Interest expense	530	293	1	(296)	528	—
Interest (income)	(293)	(3)	—	296	—	—
Net (earnings) loss of equity affiliates	(331)	—	—	331	—	218
Loss on extinguishment & modification of debt	87	—	—	—	87
Other income (expense), net	20	—	—	—	20	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(95)	238	25	(331)	(163)	(218)
Provision (benefit) for income taxes	119	(67)	6	—	58	—

Income (Loss) from Continuing Operations	(214)	305	19	(331)	(221)	(218)
Income (loss) from discontinued operations, net of tax	(4)	10	(3)	—	3	—

Net Income (Loss)	$(218)	$315	$16	$(331)	$(218)	$(218)

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(231)	$315	$3	$(318)	$(231)	$(231)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2012
	Debt Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,312	$336	$(1)	$7,647	$—
Cost of sales	—	5,249	246	—	5,495	—

Gross Profit	—	2,063	90	(1)	2,152	—
Operating expenses:
Selling, general and administrative	65	1,417	70	(1)	1,551	—
Depreciation and amortization	13	291	2	—	306	—

Total operating expenses	78	1,708	72	(1)	1,857	—
Operating Income (Loss)	(78)	355	18	—	295	—
Interest expense	715	301	1	(359)	658	—
Interest (income)	(302)	(3)	(54)	359	—	—
Net (earnings) loss of equity affiliates	14	—	—	(14)	—	1,179
Loss on extinguishment of debt	709	—	—	—	709	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(1,214)	57	71	14	(1,072)	(1,179)
Provision (benefit) for income taxes	13	—	26	—	39	—

Income (Loss) from Continuing Operations	(1,227)	57	45	14	(1,111)	(1,179)
Income (loss) from discontinued operations, net of tax	48	(114)	(2)	—	(68)	—

Net Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

Other comprehensive income—foreign currency translation adjustment	—	—	—	—	—	—

Total Comprehensive Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of February 1, 2015

		Subsidiary Guarantors	Non-Guarantor Subsidiaries
	Debt Issuer			Eliminations	Total HDS	Holdings

ASSETS
Current assets:
Cash and cash equivalents	$28	$25	$32	$—	$85	$—
Receivables, net	1	1,040	47	—	1,088	—
Inventories	—	1,029	40	—	1,069	—
Deferred tax asset	—	66	2	(59)	9	—
Other current assets	12	33	2	—	47	—

Total current assets	41	2,193	123	(59)	2,298	—

Property and equipment, net	55	314	3	—	372	—
Goodwill	—	3,067	4	—	3,071	—
Intangible assets, net	—	198	2	—	200	—
Deferred tax asset	8	—	4	(8)	4	—
Investment in subsidiaries	3,216	—	—	(3,216)	—	(760)
Intercompany notes receivable	2,191	611	—	(2,802)	—	—
Other assets	109	6	—	—	115	—

Total assets	$5,620	$6,389	$136	$(6,085)	$6,060	$(760)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$648	$26	$—	$688	$—
Accrued compensation and benefits	50	106	5	—	161	—
Current installments of long-term debt	34	—	—	—	34	—
Deferred tax liabilities	59	—	—	(59)	—	—
Other current liabilities	124	118	10	—	252	—

Total current liabilities	281	872	41	(59)	1,135	—

Long-term debt, excluding current installments	5,223	—	—	—	5,223	—
Deferred tax liabilities	—	174	—	(8)	166	—
Intercompany notes payable	611	2,191	—	(2,802)	—	—
Other liabilities	265	26	5	—	296	—

Total liabilities	6,380	3,263	46	(2,869)	6,820	—

Stockholder's equity (deficit)	(760)	3,126	90	(3,216)	(760)	(760)

Total liabilities and stockholder's equity (deficit)	$5,620	$6,389	$136	$(6,085)	$6,060	$(760)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

	As of February 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$53	$17	$41	$—	$111	$4
Receivables, net	2	984	60	—	1,046	—
Inventories	—	1,024	48	—	1,072	—
Deferred tax asset	—	58	1	(52)	7	—
Other current assets	15	26	22	—	63	—

Total current assets	70	2,109	172	(52)	2,299	4

Property and equipment, net	60	341	4	—	405	—
Goodwill	—	3,132	5	—	3,137	—
Intangible assets, net	—	335	3	—	338	—
Deferred tax asset	40	—	5	(40)	5	—
Investment in subsidiaries	3,452	—	—	(3,452)	—	(768)
Intercompany notes receivable	2,192	605	—	(2,797)	—	—
Other assets	128	6	2	—	136	—

Total assets	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$618	$35	$—	$664	$—
Accrued compensation and benefits	45	98	6	—	149	—
Current installments of long-term debt	10	—	—	—	10	—
Deferred tax liabilities	50	—	—	(50)	—	—
Other current liabilities	148	103	19	—	270	—

Total current liabilities	264	819	60	(50)	1,093	—

Long-term debt, excluding current installments	5,534	—	—	—	5,534	—
Deferred tax liabilities	—	156	—	(42)	114	—
Intercompany notes payable	605	2,192	—	(2,797)	—	—
Other liabilities	307	34	6	—	347	—

Total liabilities	6,710	3,201	66	(2,889)	7,088	—

Stockholder's equity (deficit)	(768)	3,327	125	(3,452)	(768)	(764)

Total liabilities and stockholder's equity (deficit)	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal 2014
	Debt Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$191	$81	$23	$—	$295	$—

Cash flows from investing activities
Capital expenditures	(17)	(102)	—	—	(119)	—
Proceeds from sale of property and equipment	1	4	—	—	5	—
Proceeds from sale of a business	198	—	—	—	198	—
(Investments in) return of capital of equity affiliates	27	—	—	(27)	—	—
Proceeds from (payments of) intercompany notes	—	25	—	(25)	—	—

Net cash flows from investing activities	$209	$(73)	$—	$(52)	$84	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	48
Purchase of treasury shares	—	—	—	—	—	(52)
Equity contribution (return of capital)	—	—	(27)	27	—	—
Borrowings (repayments) of intercompany notes	(25)	—	—	25	—	—
Borrowings of long-term debt	1,270	—	—	—	1,270	—
Repayments of long-term debt	(1,385)	—	—	—	(1,385)	—
Borrowings on long-term revolver	878	—	—	—	878	—
Repayments of long-term revolver	(1,142)	—	—	—	(1,142)	—
Debt issuance and modification fees	(21)	—	—	—	(21)	—

Net cash flows from financing activities	$(425)	$—	$(27)	$52	$(400)	$(4)

Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(25)	$8	$(9)	$—	$(26)	$(4)
Cash and cash equivalents at beginning of period	53	17	41	—	111	4

Cash and cash equivalents at end of period	$28	$25	$32	$—	$85	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal 2013
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(452)	$72	$13	$—	$(367)	$—

Cash flows from investing activities
Capital expenditures	(20)	(109)	(2)	—	(131)	—
Proceeds from sale of property and equipment	—	8	—	—	8	—
Proceeds from sale of a business	4	—	—	—	4	—
Settlement of acquisition of a business	—	3	—	—	3	—
Proceeds from sale of investments	936	—	—	—	936	—
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—	(1,039)
Proceeds from (payments of) intercompany notes	—	30	—	(30)	—	—

Net cash flows from investing activities	$922	$(68)	$(2)	$(32)	$820	$(1,039)

Cash flows from financing activities
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	—	—	—	—	1,039
Proceeds from stock options exercised	—	—	—	—	—	4
Equity contribution (return of capital)	1,039	(2)	—	2	1,039	—
Borrowings (repayments) of intercompany notes	(30)	—	—	30	—	—
Borrowings of long-term debt	79	—	—	—	79	—
Repayments of long-term debt	(1,624)	—	—	—	(1,624)	—
Borrowings on long-term revolver	858	—	—	—	858	—
Repayments of long-term revolver	(798)	—	—	—	(798)	—
Debt issuance and modification fees	(34)	—	—	—	(34)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	$(508)	$(2)	$—	$32	$(478)	$1,043

Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(38)	$2	$6	$—	$(30)	$4
Cash and cash equivalents at beginning of period	91	15	35	—	141	—

Cash and cash equivalents at end of period	$53	$17	$41	$—	$111	$4

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal 2012
	Debt Issuer	Subsidiaries Guarantor	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(813)	$110	$73	$(51)	$(681)	$—

Cash flows from investing activities
Capital expenditures	(26)	(87)	(2)	—	(115)	—
Proceeds from sale of property and equipment	—	17	—	—	17	—
Payment for a business acquired	—	(248)	—	—	(248)	—
Proceeds from sale of a business	480	—	1	—	481	—
Purchase of other investments	(1,921)	—	—	—	(1,921)	—
Proceeds from sale of investments	985	—	—	—	985	—
Purchase of debt investments	—	—	(1)	1	—	—
Proceeds from (payments of) intercompany notes	—	6	—	(6)	—	—
Investments (return of capital) in equity affiliates	(169)	—	—	169	—	—
Other investing activities	—	1	—	—	1	—

Net cash flows from investing activities	$(651)	$(311)	$(2)	$164	$(800)	$—

Cash flows from financing activities
Dividend payment	—	—	(51)	51	—	—
Equity contribution (return of capital)	—	204	(35)	(169)	—	—
Borrowings (repayments) of intercompany notes	(6)	—	—	6	—	—
Borrowings of long-term debt	6,365	—	—	—	6,365	—
Repayments of long-term debt	(5,023)	—	—	(1)	(5,024)	—
Borrowings on long-term revolver	1,291	—	10	—	1,301	—
Repayments of long-term revolver	(991)	—	(10)	—	(1,001)	—
Debt issuance and modification fees	(132)	—	—	—	(132)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	$1,506	$204	$(86)	$(113)	$1,511	$—

Net increase (decrease) in cash & cash equivalents	$42	$3	$(15)	$—	$30	$—
Cash and cash equivalents at beginning of period	49	12	50	—	111	—

Cash and cash equivalents at end of period	$91	$15	$35	$—	$141	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 1, 2015 and February 2, 2014 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2014
Net sales	$2,094	$2,368	$2,415	$2,005	$8,882
Gross profit	603	686	692	577	2,558
Income (loss) from continuing operations	(4)	42	54	(96)	(4)
Income (loss) from discontinued operations	(8)	6	6	3	7
Net income (loss)	(12)	48	60	(93)	3
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.02)	$0.22	$0.28	$(0.49)	$(0.02)
Income (loss) from discontinued operations	$(0.04)	$0.03	$0.03	$0.02	$0.04
Net income (loss)	$(0.06)	$0.25	$0.31	$(0.48)	$0.02
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.02)	$0.21	$0.27	$(0.49)	$(0.02)
Income (loss) from discontinued operations	$(0.04)	$0.03	$0.03	$0.02	$0.04
Net income (loss)	$(0.06)	$0.24	$0.30	$(0.48)	$0.02
Fiscal Year 2013
Net sales	$1,983	$2,167	$2,207	$1,871	$8,228
Gross profit	565	626	633	534	2,358
Income (loss) from continuing operations	(126)	(78)	43	(60)	(221)
Income (loss) from discontinued operations	(5)	6	8	(6)	3
Net income (loss)	(131)	(72)	51	(66)	(218)
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.96)	$(0.51)	$0.22	$(0.31)	$(1.32)
Income (loss) from discontinued operations	$(0.04)	$0.04	$0.04	$(0.03)	$0.02
Net income (loss)	$(1.00)	$(0.47)	$0.27	$(0.34)	$(1.31)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.96)	$(0.51)	$0.22	$(0.31)	$(1.32)
Income (loss) from discontinued operations	$(0.04)	$0.04	$0.04	$(0.03)	$0.02
Net income (loss)	$(1.00)	$(0.47)	$0.26	$(0.34)	$(1.31)

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year. May not foot due to rounding.

        Income (loss) from continuing operations and Net income (loss) in the fourth quarter of fiscal 2014 includes a loss on extinguishment of debt of $106 million. Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2013 include a loss on extinguishment and modification of debt of $41 million. Income (loss) from continuing operations and Net income

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(loss) in the second quarter of fiscal 2013 include a loss on extinguishment and modification of debt of $46 million.

        There is no tax impact related to the losses on extinguishment of debt due to the Company's valuation allowance position. See "Note 9, Income Taxes," for further information on the Company's taxes.

NOTE 18—SUBSEQUENT EVENT

Internal Revenue Service

        On February 19, 2015 the Company received a notification advising that the Tentative Settlement was approved by the JCT. As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further U.S. federal income tax adjustments. The results of such approval and finalization of the Tentative Settlement will be reflected in the Company's first quarter of fiscal 2015 results.

        See "Note 14, Commitments and Contingencies," for discussion of the IRS audit of the Company's U.S. federal income tax returns and "Note 9, Income Taxes," for discussion of the Company's unrecognized tax benefits in accordance with the income tax principles of GAAP (ASC 740, Income Taxes).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of February 1, 2015 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of February 1, 2015 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d- 15(f), during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management of Holdings and HDS are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f). Holdings' and HDS' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Holdings' and HDS' internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Holdings and HDS; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Holdings and HDS are being made only in accordance with authorizations of management and directors of Holdings and HDS; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Holdings' and HDS' assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management of Holdings and HDS assessed the effectiveness of Holdings' and HDS' internal control over financial reporting as of February 1, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of February 1, 2015, Holdings' and HDS' internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013).

        Holdings' and HDS' internal control over financial reporting as of February 1, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of February 1, 2015.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years ended February 1, 2015 and February 2, 2014 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2014	Fiscal 2013
Audit Fee(1)	$3.4 million	$3.4 million
Audited-Related Fees	N/A	N/A
Tax Fees(2)	$0.9 million	$0.8 million
All Other Fees	N/A	N/A
Total	$4.3 million	$4.2 million

(1)
Includes fees for the audit of our annual financial statements, review of our quarterly financial statements, statutory audits of foreign subsidiary financial statements and services associated with securities filings.

(2)
Includes fees for tax compliance work and advice services.

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described in the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2014 and fiscal 2013.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(a)(1) Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	90
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	91
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	92
Consolidated balance sheets as of February 1, 2015 and February 2, 2014	93
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	94
Consolidated statements of cash flows for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	95
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	96
Consolidated balance sheets as of February 1, 2015 and February 2, 2014	97
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	98
Consolidated statements of cash flows for (i) the fiscal year ended February 1, 2015, (ii) the fiscal year ended February 2, 2014, and (iii) the fiscal year ended February 3, 2013	99
Notes to consolidated financial statements	100

(b)
Exhibit Index

        The following exhibits are filed or furnished with this annual report:

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)
2.2	Letter Agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)
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
4.1
Indenture, dated as of December 4, 2014, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
4.2
First Supplemental Indenture, dated as of December 4, 2014, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
4.3
Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
4.4
First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
4.5
Second Supplemental Indenture, dated as of July 27, 2012, among HD Supply, Inc., as issuer, Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC, as subsidiary guarantors, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
4.6
Third Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)

Exhibit Number	Exhibit Description
4.7	Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)
4.8
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
4.13	Form of 5.25% Senior Secured First Priority Note due 2021 (included in Exhibit 4.1 hereto).
4.14	Form of 11% Senior Secured Second Priority Note due 2020 (included in Exhibit 4.5 hereto).
4.15	Form of 11.50% Senior Note due 2020 (included in Exhibit 4.8 hereto).
4.16	Form of 7.50% Senior Note due 2020 of HD Supply, Inc. (included in Exhibit 4.10 hereto).
4.17	Form of Common Stock Certificate.(13)
4.18	Second Amended and Restated Stockholders Agreement, dated as of September 21, 2007, among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)
4.19
Amendment, dated as of July 2, 2013 to the Second Amended and Restated Stockholders Agreement (as amended from time to time), dated as of September 21, 2007, among the Company and certain stockholders of the Company.(16)
4.20
Second Amendment, dated as of November 13, 2013 to the Second Amended and Restated Stockholders Agreement (as amended from time to time), dated as of September 21, 2007, among the Company and certain stockholders of the Company.(17)
4.21	Amended and Restated Registration Rights Agreement, dated as of September 17, 2007, by and among HDS Investment Holding, Inc. and the stockholders from time to time party thereto.(13)
4.22
Amendment, dated as of July 2, 2013 to the Amended and Restated Registration Rights Agreement (as amended from time to time), dated as of September 17, 2007, among the Company and certain stockholders of the Company.(16)

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.(7)
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

Exhibit Number	Exhibit Description
10.12	ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(8)
10.13
ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(19)
10.14
U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of General Electric Capital Corporation, as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)
10.15
Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.16
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.17
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.18
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.19
ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)
10.20
Collateral Agreement, dated as of December 4, 2014, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.21
Collateral Agreement, dated as of April 12, 2012, made by HD Supply, Inc. and the Subsidiaries named therein in favor of and Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)

Exhibit Number	Exhibit Description
10.22	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
10.23
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(8)
10.24
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)
10.25
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(19)
10.26
Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, General Electric Capital Corporation, as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)
10.27
Joinder to the Intercreditor Agreement, dated as of December 4, 2014, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2012.(21)
10.28
Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)
10.29
Joinder to the Cash Flow Intercreditor Agreement, dated as of December 4, 2014, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.30
Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(21)

Exhibit Number		Exhibit Description
10.31		Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)
10.32
ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(21)
10.33
ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)
10.34
First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.35
First Lien Secured Note Grant of Security Interest in Copyrights, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.36
Second Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(21)
10.37
Second Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.(7)
10.38	#	HDS Investment Holding, Inc. Stock Incentive Plan.(5)
10.39	#	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007.(1)
10.40	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo.(3)
10.41	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Anesa T. Chaibi.(3)
10.42	#	Separation Agreement, dated as of January 26, 2015, between HD Supply, Inc. and HD Supply Holdings, Inc. and Ricardo Nunez.(21)
10.43	#	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt.(19)
10.44	#	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman.(3)
10.45	#	Letter of Continued Employment, dated as of August 10, 2007, by and between HD Supply, Inc. and Ricardo Nuñez.(19)

Exhibit Number		Exhibit Description
10.46		Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc.(1)
10.47		Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.48
Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, L.L.C., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.49
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co- Investment), L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC, Clayton, Dubilier & Rice Holdings, L.P., HDS Investment Holding, Inc. and HD Supply, Inc.(14)
10.50		Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.51		Form of Director Indemnification Agreement.(16)
10.52		Schedule of Signatories to a Director Indemnification Agreement.(21)
10.53	#	Form of Employee Stock Option Agreement.(3)
10.54	#	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan.(13)
10.55	#	HD Supply Holdings, Inc. Annual Incentive Plan.(13)
10.56	#	HD Supply Holdings, Inc. Employee Stock Purchase Plan.(13)
10.57	#	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement.(13)
10.58	#	Form of Director Restricted Stock Unit Agreement.(13)
10.59	#	Form of Director Deferred Stock Unit Agreement.(13)
10.60	#	Board of Directors Compensation Policy (Revised Effective March 11, 2015).(21)
10.61	#	Form of Restricted Stock Agreement for Executive Officers And Associates.(19)
12.1		Computation of Ratio of Earnings to Fixed Charges.(21)
18.1		Preferability Letters.(21)
21.1		List of Subsidiaries.(21)
23.1		Consent of PricewaterhouseCoopers LLP.(21)
31.1		Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(21)
31.2		Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(21)
31.3		Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(21)

Exhibit Number	Exhibit Description
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(21)
32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
32.2
Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.(21)

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

(14)
Previously filed in Amendment No. 2 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 4, 2013.

(15)
Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(16)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013.

(17)
Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 14, 2013.

(18)
Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

(19)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014.

(20)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 9, 2014.

(21)
Filed herewith.

#
Management contract or compensatory plan or arrangement.

(c)
Financial Statement Schedules

 HD SUPPLY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
February 3, 2013	$32	(3)	4	(10)	—	$23
February 2, 2014	$23	(1)	4	(8)	—	$18
February 1, 2015	$18	—	6	(8)	—	$16

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense	Balance at End of Period
Fiscal Year ended:
February 3, 2013	$491	434	$925
February 2, 2014	$925	71	$996
February 1, 2015	$996	17	$1,013

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	Chairman of the Board, President and Chief Executive Officer
Date: March 23, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	March 23, 2015
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 23, 2015
/s/ JAMES G. BERGES James G. Berges	Director	March 23, 2015
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 23, 2015
/s/ JOHN W. ALDEN, SR. John W. Alden, Sr.	Director	March 23, 2015
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 23, 2015

Signature	Capacity	Date

/s/ PAUL B. EDGERLEY Paul B. Edgerley	Director	March 23, 2015
/s/ PETER A. LEAV Peter A. Leav	Director	March 23, 2015
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 23, 2015
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 23, 2015
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 23, 2015

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	Chairman of the Board, President and Chief Executive Officer
Date: March 23, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	March 23, 2015
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 23, 2015
/s/ JAMES G. BERGES James G. Berges	Director	March 23, 2015
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 23, 2015
/s/ JOHN W. ALDEN, SR. John W. Alden, Sr.	Director	March 23, 2015
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 23, 2015

Signature	Capacity	Date

/s/ PAUL B. EDGERLEY Paul B. Edgerley	Director	March 23, 2015
/s/ PETER A. LEAV Peter A. Leav	Director	March 23, 2015
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 23, 2015
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 23, 2015
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 23, 2015