Form 10-Q
period 2015-05-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2015-06-09
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2015

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

HD Supply Holdings, Inc.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒

HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 5, 2015:

HD Supply Holdings, Inc.	198,273,773 shares of common stock, par value $0.01 per share

HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K, for the fiscal year ended February 1, 2015 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

•                  the influence Bain has over corporate decisions; and

•                  failures in or breaches of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	May 3, 2015	May 4, 2014
Net Sales	$2,221	$2,094
Cost of sales	1,572	1,491
Gross Profit	649	603
Operating expenses:
Selling, general and administrative	447	426
Depreciation and amortization	35	58
Restructuring	—	3
Total operating expenses	482	487
Operating Income	167	116
Interest expense	106	116
Loss on extinguishment & modification of debt	—	2
Other (income) expense, net	—	1
Income (Loss) from Continuing Operations Before Provision for Income Taxes	61	(3)
Provision (benefit) for income taxes	(181)	1
Income (Loss) from Continuing Operations	242	(4)
Income (loss) from discontinued operations, net of tax	—	(8)
Net Income (Loss)	$242	$(12)
Other comprehensive income — foreign currency translation adjustment	5	1
Total Comprehensive Income (Loss)	$247	$(11)

Weighted Average Common Shares Outstanding (thousands)
Basic	195,347	192,859
Diluted	200,716	192,859

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$1.24	$(0.02)
Income (Loss) from Discontinued Operations	$—	$(0.04)
Net Income (Loss)	$1.24	$(0.06)

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$1.21	$(0.02)
Income (Loss) from Discontinued Operations	$—	$(0.04)
Net Income (Loss)	$1.21	$(0.06)

(1)         May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 3, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$155	$85
Receivables, less allowance for doubtful accounts of $15 and $16	1,166	1,088
Inventories	1,183	1,069
Deferred tax asset	11	9
Other current assets	60	47
Total current assets	2,575	2,298
Property and equipment, net	369	372
Goodwill	3,071	3,071
Intangible assets, net	192	200
Other assets	114	119
Total assets	$6,321	$6,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$887	$688
Accrued compensation and benefits	87	161
Current installments of long-term debt	—	34
Other current liabilities	201	252
Total current liabilities	1,175	1,135

Long-term debt, excluding current installments	5,361	5,223
Deferred tax liabilities	173	166
Other liabilities	110	296
Total liabilities	6,819	6,820

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 198.5 million and 196.0 million shares issued and outstanding at May 3, 2015 and February 1, 2015, respectively	2	2
Paid-in capital	3,842	3,818
Accumulated deficit	(4,315)	(4,540)
Accumulated other comprehensive loss	(23)	(28)
Treasury stock, at cost, 0.1 million and 0.4 million shares at May 3, 2015 and February 1, 2015, respectively	(4)	(12)
Total stockholders’ equity (deficit)	(498)	(760)
Total liabilities and stockholders’ equity (deficit)	$6,321	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2015	May 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$242	$(12)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36	63
Provision for uncollectibles	1	3
Non-cash interest expense	7	6
Payment of PIK interest & discounts upon extinguishment of debt	—	(1)
Loss on extinguishment & modification of debt	—	2
Stock-based compensation expense	5	5
Deferred income taxes	6	—
Other	(2)	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(76)	(108)
(Increase) decrease in inventories	(112)	(108)
(Increase) decrease in other current assets	(14)	5
Increase (decrease) in accounts payable and accrued liabilities	66	22
Increase (decrease) in other long-term liabilities	(182)	3
Net cash provided by (used in) operating activities	(23)	(119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24)	(28)
Proceeds from sales of property and equipment	1	—
Net cash provided by (used in) investing activities	(23)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	19	20
Purchase of treasury shares	(8)	—
Borrowings of long-term debt	—	20
Repayments of long-term debt	(16)	(22)
Borrowings on long-term revolver debt	307	275
Repayments on long-term revolver debt	(188)	(85)
Debt issuance and modification costs	—	(3)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	114	204
Effect of exchange rates on cash and cash equivalents	2	1
Increase (decrease) in cash and cash equivalents	$70	$58
Cash and cash equivalents at beginning of period	85	115
Cash and cash equivalents at end of period	$155	$173

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2015	May 4, 2014
Net Sales	$2,221	$2,094
Cost of sales	1,572	1,491
Gross Profit	649	603
Operating expenses:
Selling, general and administrative	447	426
Depreciation and amortization	35	58
Restructuring	—	3
Total operating expenses	482	487
Operating Income	167	116
Interest expense	106	116
Loss on extinguishment & modification of debt	—	2
Other (income) expense, net	—	1
Income (Loss) from Continuing Operations Before Provision for Income Taxes	61	(3)
Provision (benefit) for income taxes	(181)	1
Income (Loss) from Continuing Operations	242	(4)
Income (loss) from discontinued operations, net of tax	—	(8)
Net Income (Loss)	$242	$(12)
Other comprehensive income — foreign currency translation adjustment	5	1
Total Comprehensive Income (Loss)	$247	$(11)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 3, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$144	$85
Receivables, less allowance for doubtful accounts of $15 and $16	1,166	1,088
Inventories	1,183	1,069
Deferred tax asset	11	9
Other current assets	60	47
Total current assets	2,564	2,298
Property and equipment, net	369	372
Goodwill	3,071	3,071
Intangible assets, net	192	200
Other assets	114	119
Total assets	$6,310	$6,060

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$887	$688
Accrued compensation and benefits	87	161
Current installments of long-term debt	—	34
Other current liabilities	200	252
Total current liabilities	1,174	1,135

Long-term debt, excluding current installments	5,361	5,223
Deferred tax liabilities	173	166
Other liabilities	110	296
Total liabilities	6,818	6,820

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,773	3,768
Accumulated deficit	(4,258)	(4,500)
Accumulated other comprehensive loss	(23)	(28)
Total stockholder’s equity (deficit)	(508)	(760)
Total liabilities and stockholder’s equity (deficit)	$6,310	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2015	May 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$242	$(12)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36	63
Provision for uncollectibles	1	3
Non-cash interest expense	7	6
Payment of PIK interest & discounts upon extinguishment of debt	—	(1)
Loss on extinguishment & modification of debt	—	2
Stock-based compensation expense	5	5
Deferred income taxes	6	—
Other	(2)	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(76)	(108)
(Increase) decrease in inventories	(112)	(108)
(Increase) decrease in other current assets	(14)	5
Increase (decrease) in accounts payable and accrued liabilities	66	22
Increase (decrease) in other long-term liabilities	(182)	3
Net cash provided by (used in) operating activities	(23)	(119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24)	(28)
Proceeds from sales of property and equipment	1	—
Net cash provided by (used in) investing activities	(23)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	20
Repayments of long-term debt	(16)	(22)
Borrowings on long-term revolver debt	307	275
Repayments on long-term revolver debt	(188)	(85)
Debt issuance and modification costs	—	(3)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	103	184
Effect of exchange rates on cash and cash equivalents	2	1
Increase (decrease) in cash and cash equivalents	$59	$38
Cash and cash equivalents at beginning of period	85	111
Cash and cash equivalents at end of period	$144	$149

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

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with its annual report on Form 10-K, for the year ended February 1, 2015, which includes all disclosures required by generally accepted accounting principles (“GAAP”). Certain amounts in the prior-period financial statements have been reclassified to conform to the current period’s presentation.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended May 3, 2015 (“first quarter 2015”) and May 4, 2014 (“first quarter 2014”) both include 13 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At May 3, 2015 and February 1, 2015, self-insurance reserves totaled approximately $96 million and $92 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

In January 2015, the Company sold substantially all of the assets of its Hardware Solutions business to Home Depot. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During fiscal 2014, the Company finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the Hardware Solutions and Litemor’s operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	May 3, 2015	May 4, 2014
Net sales	$—	$83

Gain (loss) on disposal of discontinued operations	—	(14)

Income (loss) before provision for income taxes	$—	$(11)
Provision for income taxes	—	3
Income (loss) from discontinued operations, net of tax	$—	$(8)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DEBT

HDS’s long-term debt as of May 3, 2015 and February 1, 2015 consisted of the following (dollars in millions):

	May 3, 2015		February 1, 2015
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$215	1.68	$96	2.02
Term Loans due 2018, net of unamortized discount of $13 million and $14 million	946	4.00	961	4.00
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2012 Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,361		$5,257
Less current installments	—		(34)
Long-term debt, excluding current installments	$5,361		$5,223

(1)         Represents the stated rate of interest, without including the effect of discounts.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of May 3, 2015, HDS has $1,101 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $41 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the Senior ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the Senior ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

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

During the first quarter of fiscal 2015 and in accordance with the annual excess cash flow (“ECF”) provisions of the Term Loan Facility, the Company offered a prepayment of $34 million based on the ECF calculation for fiscal year 2014.  The lenders in the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015. As a result of the prepayment, the next amortizing payment on the Term Loan Facility will be in the third quarter of fiscal 2016.

The Term Loan bears interest at LIBOR (subject to a floor of 1%) plus a borrowing margin of 3% or Prime plus a borrowing margin of 2% at HDS’s election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loans may be repaid at any time without penalty or premium.

On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of term loans and extended the maturity of the term loans by approximately nine months, to June 28, 2018.

Secured Notes

5.25% Senior Secured First Priority Notes due 2021

HDS issued $1,250 million of December 2014 First Priority Notes (the “December 2014 First Priority Notes”) under an Indenture, dated December 4, 2014  among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The December 2014 First Priority Notes bear interest at a rate of 5.25% per annum and will mature on December 15, 2021. Interest is paid semi-annually in arrears on June 15th and December 15th of each year.

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

11% Senior Secured Second Priority Notes due 2020

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘April 2012 Second Priority Notes’’) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption

HDS may redeem the April 2012 Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the April 2012 Second Priority Notes and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter1	00.000%

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all Capital Stock of HDS’s Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the indenture governing the December 2014 First Priority Notes ) and Excluded Subsidiary Securities (as defined in the indenture governing the December 2014 First Priority Notes) (the “Cash Flow Priority Collateral”).

The April 2012 Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the April 2012 Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

The indentures governing the December 2014 First Priority Notes, the April 2012 Second Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes and April 2012 Second Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of May 3, 2015, HDS is in compliance with all such covenants that were in effect on such date.

NOTE 4 — FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of May 3, 2015 and February 1, 2015 (amounts in millions):

	As of May 3, 2015		As of February 1, 2015
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$215	$211	$96	$95
Term Loans and Notes	5,159	5,572	5,175	5,504
Total	$5,374	$5,783	$5,271	$5,599

(1)     These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts.

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

NOTE 5 — INCOME TAXES

For the three months ended May 3, 2015, the Company’s combined federal, state, and foreign effective tax rate for continuing operations is a 295% benefit. The benefit was mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in “Note 9, Commitment and Contingencies”) by the Joint Committee of Taxation.  In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

An increase in U.S. pre-tax book income resulted in the utilization of net deferred tax assets including U.S. tax net operating losses that were subject to a valuation allowance. The overall decrease in the valuation allowance was partially offset by an increase of the deferred tax liability for U.S. goodwill amortization for tax purposes. The

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill. During the three months ended May 3, 2015, the impact of the tax amortization of the indefinite lived intangibles on tax expense was a $6 million increase.

As of February 1, 2015, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $187 million. During the three months ended May 3, 2015, the Company’s unrecognized tax benefits decreased by $178 million to $9 million primary driven by IRS and state audit settlements. During the three months ended May 3, 2015, the Company’s interest accrual related to unrecognized tax benefits decreased by $28 million.  The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of February 1, 2015 was $29 million and decreased to $1 million as of May 3, 2015.  As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments.

At February 1, 2015 and May 3, 2015, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $1,013 million and $943 million, respectively. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through fiscal 2013 the Company’s history of U.S. operating losses limited the weight we could apply to other subjective evidence such as the Company’s projections for future profitability.  With the Company’s fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 U.S. pretax income, we believe it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s U.S. deferred tax assets.

See “Note 9, Commitments and Contingencies,” for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 6— BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for HD Supply Holdings, Inc.

The reconciliation of basic to diluted weighted average common shares for the three months ended May 3, 2015 and May 4, 2014 was as follows (in thousands):

	Three Months Ended
	May 3, 2015	May 4, 2014
Weighted average common shares	195,347	192,859
Effect of potentially dilutive securities:
Stock plans	5,369	—
Diluted weighted average common shares	200,716	192,859

Stock plan securities excluded from dilution (1)	1,062	14,648

(1)              Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plans consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ stock-based compensation plans. Diluted weighted average common shares outstanding equals basic

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

weighted average common shares outstanding for the three months ended May 4, 2014, as the effect of securities are anti-dilutive because the Company incurred a net loss.

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	May 3, 2015	February 1, 2015
Trade receivables, net of allowance for doubtful accounts	$1,100	$988
Vendor rebate receivables	51	88
Other receivables	15	12
Total receivables, net	$1,166	$1,088

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	May 3, 2015	February 1, 2015	May 3, 2015	February 1, 2015
Accrued interest	$43	$98	$43	$98
Accrued non-income taxes	43	34	43	34
Other	115	120	114	120
Total other current liabilities	$201	$252	$200	$252

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 3, 2015 and May 4, 2014 was $154 million and $206 million, respectively. Additionally, during the three months ended May 4, 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50.

Cash paid for income taxes, net of refunds, in the three months ended May 3, 2015 and May 4, 2014 was approximately $3 million and $1 million, respectively.

Significant Non-Cash Transactions

During the three months ended May 3, 2015, Holdings retired 591,431 shares of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amount of $17 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program previously authorized.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 8—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended May 4, 2014, the Company continued restructuring activities under this plan, resulting in a restructuring charge of $3 million. These charges were recorded to operating expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss). During fiscal 2014, the Company completed the restructuring activities under this plan.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

The Company carried back tax net operating losses (“NOL”) from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of The Home Depot Inc.’s (“Home Depot”) U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the “Agreement”) between the Company and Home Depot, Home Depot paid the Company the refund proceeds resulting from the NOL carrybacks.

In January 2013 in connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS issued a Revenue Agent’s Report (“RAR”) which proposed to disallow certain deductions claimed by the Company and a significant portion of the corresponding cash refunds resulting from the Company’s NOL carrybacks. Pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. In collaboration with Home Depot, the Company challenged the proposed adjustments of the RAR by filing a formal protest with the IRS Office of Appeals. In July 2014, the Company reached a tentative settlement (“Tentative Settlement”) for approximately $27 million with the IRS Office of Appeals on the outstanding RAR. In order to stop the accrual of interest on the Tentative Settlement amount and as required under the Agreement, in August 2014 the Company made a payment of approximately $27 million to Home Depot which Home Depot then paid to the IRS. As a result of the Tentative Settlement, the Company’s deferred tax assets increased by approximately $12 million before the impact of the valuation allowance.

The Tentative Settlement and the carryback claims were subject to review by the Joint Committee on Taxation (“JCT”) and the Tentative Settlement does not become effective nor are the carryback claims finalized until the JCT reviews them without objection or the IRS Office of Appeals executes such settlement, whichever comes first. The JCT is required to review refunds in excess of $2 million.

On February 19, 2015, the Company received notification the Tentative Settlement was approved by the Joint Committee of Taxation.  As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments.

See “Note 5, Income Taxes,” for further disclosures on the Company’s income taxes.

Legal Matters

As previously reported, the Office of the United States Attorney for the Northern District of New York (U.S. Attorney) is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB). In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed.  On June 20, 2012, the government executed search warrants at two Waterworks branches.  In July 2014, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Attorney pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company’s sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the United States Attorney investigation matter described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

NOTE 10 — SEGMENT INFORMATION

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

•                  Construction & Industrial - White Cap—Construction & Industrial - White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	Construction & Industrial - White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended May 3, 2015
Net Sales	$635	$570	$499	$388	$129	$2,221
Adjusted EBITDA	122	45	21	32	(12)	208
Depreciation(1) & Software Amortization	12	2	2	6	6	28
Other Intangible Amortization	1	1	5	—	1	8
Three Months Ended May 4, 2014
Net Sales	$604	$551	$461	$344	$134	$2,094
Adjusted EBITDA	109	41	18	22	(7)	183
Depreciation(1) & Software Amortization	12	2	1	4	8	27
Other Intangible Amortization	20	1	5	5	1	32

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	May 3, 2015	May 4, 2014
Total Adjusted EBITDA	$208	$183
Depreciation and amortization (1)	36	59
Stock-based compensation	5	5
Restructuring	—	3
Operating income	167	116
Interest expense, net	106	116
Loss on extinguishment & modification of debt	—	2
Other (income) expense, net	—	1
Income (Loss) from Continuing Operations Before Provision for Income Taxes	61	(3)
Provision (benefit) for income taxes (2)	(181)	1
Income (loss) from continuing operations	242	(4)
Less Income (loss) from discontinued operations, net of tax	—	(8)
Net Income (loss)	$242	$(12)

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         During the three months ended May 3, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 5, Income Taxes” and “Note 9, Commitments and Contingencies” for discussion of the IRS audit settlement.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) had outstanding December 2014 First Priority Notes, April 2012 Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended May 3, 2015
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,147	$74	$—	$2,221
Cost of sales	—	1,520	52	—	1,572
Gross Profit	—	627	22	—	649
Operating expenses:
Selling, general and administrative	23	410	14	—	447
Depreciation and amortization	4	31	—	—	35
Total operating expenses	27	441	14	—	482
Operating Income (Loss)	(27)	186	8	—	167
Interest expense	107	61	—	(62)	106
Interest (income)	(60)	(2)	—	62	—
Net (earnings) loss of equity affiliates	(135)	—	—	135	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	61	127	8	(135)	61
Provision (benefit) for income taxes	(181)	(1)	1	—	(181)
Income (Loss) from Continuing Operations	242	128	7	(135)	242
Net Income (Loss)	$242	$128	$7	$(135)	$242
Other comprehensive income (loss) — foreign currency translation adjustment	5	—	5	(5)	5
Total Comprehensive Income (Loss)	$247	$128	$12	$(140)	$247

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended May 4, 2014
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$2,006	$88	$—	$2,094
Cost of sales	—	1,425	66	—	1,491
Gross Profit	—	581	22	—	603
Operating expenses:
Selling, general and administrative	17	394	15	—	426
Depreciation and amortization	5	53	—	—	58
Restructuring	—	2	1	—	3
Total operating expenses	22	449	16	—	487
Operating Income (Loss)	(22)	132	6	—	116
Interest expense	117	60	—	(61)	116
Interest (income)	(60)	(1)	—	61	—
Net (earnings) loss of equity affiliates	(76)	—	—	76	—
Loss on extinguishment & modification of debt	2	—	—	—	2
Other (income) expense, net	1	—	—	—	1
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(6)	73	6	(76)	(3)
Provision (benefit) for income taxes	5	(4)	—	—	1
Income (Loss) from Continuing Operations	(11)	77	6	(76)	(4)
Income (loss) from discontinued operations, net of tax	(1)	3	(10)	—	(8)
Net Income (Loss)	$(12)	$80	$(4)	$(76)	$(12)
Other comprehensive income (loss) — foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$(11)	$80	$(3)	$(77)	$(11)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of May 3, 2015
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$89	$17	$38	$—	$144
Receivables, net	2	1,120	44	—	1,166
Inventories	—	1,137	46	—	1,183
Deferred tax asset	—	66	2	(57)	11
Other current assets	10	48	2	—	60
Total current assets	101	2,388	132	(57)	2,564
Property and equipment, net	52	313	4	—	369
Goodwill	—	3,067	4	—	3,071
Intangible assets, net	—	190	2	—	192
Deferred tax asset	1	—	5	(1)	5
Investment in subsidiaries	3,169	—	—	(3,169)	—
Intercompany notes receivable	2,192	521	—	(2,713)	—
Other assets	102	7	—	—	109
Total assets	$5,617	$6,486	$147	$(5,940)	$6,310

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$842	$31	$—	$887
Accrued compensation and benefits	28	57	2	—	87
Current installments of long-term debt	—	—	—	—	—
Deferred tax liabilities	57	—	—	(57)	—
Other current liabilities	68	123	9	—	200
Total current liabilities	167	1,022	42	(57)	1,174

Long-term debt, excluding current installments	5,361	—	—	—	5,361
Deferred tax liabilities	—	174	—	(1)	173
Intercompany notes payable	521	2,192	—	(2,713)	—
Other liabilities	76	28	6	—	110
Total liabilities	6,125	3,416	48	(2,771)	6,818

Stockholder’s equity (deficit)	(508)	3,070	99	(3,169)	(508)
Total liabilities and stockholder’s equity (deficit)	$5,617	$6,486	$147	$(5,940)	$6,310

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of February 1, 2015
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$28	$25	$32	$—	$85
Receivables, net	1	1,040	47	—	1,088
Inventories	—	1,029	40	—	1,069
Deferred tax asset	—	66	2	(59)	9
Other current assets	12	33	2	—	47
Total current assets	41	2,193	123	(59)	2,298
Property and equipment, net	55	314	3	—	372
Goodwill	—	3,067	4	—	3,071
Intangible assets, net	—	198	2	—	200
Deferred tax asset	8	—	4	(8)	4
Investment in subsidiaries	3,216	—	—	(3,216)	—
Intercompany notes receivable	2,191	611	—	(2,802)	—
Other assets	109	6	—	—	115
Total assets	$5,620	$6,389	$136	$(6,085)	$6,060

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$648	$26	$—	$688
Accrued compensation and benefits	50	106	5	—	161
Current installments of long-term debt	34	—	—	—	34
Deferred tax liabilities	59	—	—	(59)	—
Other current liabilities	124	118	10	—	252
Total current liabilities	281	872	41	(59)	1,135

Long-term debt, excluding current installments	5,223	—	—	—	5,223
Deferred tax liabilities	—	174	—	(8)	166
Intercompany notes payable	611	2,191	—	(2,802)	—
Other liabilities	265	26	5	—	296
Total liabilities	6,380	3,263	46	(2,869)	6,820

Stockholder’s equity (deficit)	(760)	3,126	90	(3,216)	(760)
Total liabilities and stockholder’s equity (deficit)	$5,620	$6,389	$136	$(6,085)	$6,060

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended May 3, 2015
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$51	$(79)	$5	$—	$(23)
Cash flows from investing activities
Capital expenditures	(3)	(20)	(1)	—	(24)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from (payments of) intercompany notes	—	90	—	(90)	—
Net cash flows from investing activities	(3)	71	(1)	(90)	(23)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(90)	—	—	90	—
Repayments of long-term debt	(16)	—	—	—	(16)
Borrowings on long-term revolver	307	—	—	—	307
Repayments of long-term revolver	(188)	—	—	—	(188)
Net cash flows from financing activities	13	—	—	90	103
Effect of exchange rates on cash	—	—	2	—	2
Net increase (decrease) in cash & cash equivalents	$61	$(8)	$6	$—	$59
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$89	$17	$38	$—	$144

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Three Months Ended May 4, 2014
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$(74)	$(57)	$12	$—	$(119)
Cash flows from investing activities
Capital expenditures	(5)	(23)	—	—	(28)
Proceeds from (payments of) intercompany notes	—	80	—	(80)	—
Net cash flows from investing activities	(5)	57	—	(80)	(28)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(80)	—	—	80	—
Borrowings of long-term debt	20	—	—	—	20
Repayments of long-term debt	(22)	—	—	—	(22)
Borrowings on long-term revolver	275	—	—	—	275
Repayments of long-term revolver	(85)	—	—	—	(85)
Debt issuance and modification fees	(3)	—	—	—	(3)
Other financing activities	(1)	—	—	—	(1)
Net cash flows from financing activities	104	—	—	80	184
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$25	$—	$13	$—	$38
Cash and cash equivalents at beginning of period	53	17	41	—	111
Cash and cash equivalents at end of period	$78	$17	$54	$—	$149

NOTE 12—RECENT ACCOUNTING PRONOUNCMENTS

Interest — imputation of interest - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amended guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amended guidance is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial position or results of operations.

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations.  During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The impact on the Company of this adoption will depend on the nature and size of future disposals, if any, of a component of the Company.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). In April 2015, the FASB proposed a one-year delay in the effective date of ASU 2014-09 and a permission to early adopt for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended May 3, 2015 (“first quarter 2015”) and May 4, 2014 (“first quarter 2014”) both include 13 weeks.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our in our annual report on Form 10-K, for the fiscal year ended February 1, 2015.

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	May 3, 2015	May 4, 2014
Net income (loss)	$242	$(12)
Less income (loss) from discontinued operations, net of tax	—	(8)
Income (loss) from continuing operations	$242	$(4)
Provision (benefit) from income taxes (i)	(181)	1
Interest expense	106	116
Depreciation and amortization (ii)	36	59
Stock-based compensation	5	5
Restructuring (iii)	—	3
Loss on extinguishment & modification of debt (iv)	—	2
Costs related to secondary public offerings (v)	—	1
Adjusted EBITDA	$208	$183

(i)                        During the three months ended May 3, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 5, Income Taxes” and “Note 9, Commitments and Contingencies” for discussion of the IRS audit settlement.

(ii)                    Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(iii)                Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.

(iv)                  Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(v)                      Represents the costs expensed in connection with Holdings’ secondary public offerings.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Three Months Ended
	May 3, 2015	May 4, 2014
Net income (loss)	$242	$(12)
Less income (loss) from discontinued operations, net of tax	—	(8)
Income (loss) from continuing operations	242	(4)
Provision (benefit) for income taxes (i)	(181)	1
Cash paid for income taxes	(3)	(1)
Amortization of acquisition-related intangible assets (other than software)	8	32
Restructuring charges (ii)	—	3
Loss on extinguishment & modification of debt (iii)	—	2
Costs related to secondary public offerings (iv)	—	1
Adjusted net income	$66	$34

(i)                        During the three months ended May 3, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 5, Income Taxes” and “Note 9, Commitments and Contingencies” for discussion of the IRS audit settlement.

(ii)                    Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs included occupancy costs, severance, and other costs incurred to exit a location.

(iii)                Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)                  Represents the costs expensed in connection with Holdings’ secondary public offerings.

Consolidated results of operations

Dollars in millions

			Percentage	% of Net Sales		Basis Point
	Three Months Ended		Increase	Three Months Ended		Increase
	May 3, 2015	May 4, 2014	(Decrease)	May 3, 2015	May 4, 2014	(Decrease)
Net Sales	$2,221	$2,094	6.1%	100.0%	100.0%	—
Gross Profit	649	603	7.6	29.2	28.8	40
Operating expenses:
Selling, general and administrative	447	426	4.9	20.1	20.3	(20)
Depreciation and amortization	35	58	(39.7)	1.6	2.8	(120)
Restructuring	—	3	*	—	0.2	(20)
Total operating expenses	482	487	(1.0)	21.7	23.3	(160)
Operating Income	167	116	44.0	7.5	5.5	200
Interest expense	106	116	(8.6)	4.8	5.5	(70)
Loss on extinguishment & modification of debt	—	2	*	—	0.1	(10)
Other (income) expense, net	—	1	*	—	—	—
Income (Loss) from Continuing Operations Before Income Taxes	61	(3)	*	2.7	(0.1)	280
Provision for income taxes	(181)	1	*	(8.1)	—	*
Income (Loss) from Continuing Operations	242	(4)	*	10.8	(0.1)	*
Income (loss) from discontinued operations, net of tax	—	(8)	(100.0)	—	(0.4)	—
Net Income (Loss)	$242	$(12)	*	10.8	(0.5)	*
Non-GAAP financial data:
Adjusted EBITDA	$208	$183	13.7%	9.4	8.7	70
Adjusted net income	$66	$34	94.1%	3.0	1.6	140

* Not meaningful

Highlights

Net sales in first quarter 2015 increased $127 million, or 6.1%, compared to first quarter 2014.  Each of our four reportable segments realized an increase in Net sales. Operating income in first quarter 2015 increased $51 million, or 44.0%, as compared to first quarter 2014.  Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $25 million, or 13.7%, in first quarter 2015 as compared to first quarter 2014. As of May 3, 2015, our liquidity was $1,215 million. See “Liquidity and Capital Resources — External Financing” for further information.

Net sales

Net sales in first quarter 2015 increased $127 million, or 6.1%, compared to first quarter 2014.

Each of our reportable segments realized an increase in Net sales in first quarter 2015 as compared to first quarter 2014. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. These increases were partially offset by the negative impact of severe winter weather that continued into first quarter 2015 and approximately $9 million unfavorable Canadian exchange rate impact on Net sales, primarily at Power Solutions.

Gross profit

Gross profit increased $46 million, or 7.6%, during first quarter 2015 as compared to first quarter 2014.

Each of our reportable segments experienced an increase in Gross profit primarily due to sales growth from initiatives and market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 40 basis points to 29.2% in first quarter 2015 as compared to 28.8% in first quarter 2014. The improvement in gross margin was driven primarily by our category management initiatives and mix of products and services.

Operating expenses

Operating expenses decreased $5 million, or 1.0%, during first quarter 2015 as compared to first quarter 2014.

Selling, general and administrative expenses increased $21 million, or 4.9%, in first quarter 2015 as compared to first quarter 2014. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $23 million, or 39.7%, in first quarter 2015 as compared to first quarter 2014 as certain acquisitions-related intangible assets became fully amortized during fiscal 2014. In addition, first quarter 2014 included $3 million of restructuring charges.

Operating expenses as a percentage of Net sales decreased approximately 160 basis points to 21.7% in first quarter 2015 as compared to first quarter 2014, driven by a reduction in Depreciation and amortization expense as a percentage of Net sales, which decreased 120 basis points to 1.6% in first quarter 2015 as compared to first quarter 2014.

Operating income (loss)

Operating income increased $51 million, or 44.0%, during first quarter 2015 as compared to first quarter 2014.  The improvement was primarily due to higher Net sales, Gross profit and lower operating expenses as compared to first quarter 2014.

Operating income as a percentage of Net sales increased approximately 200 basis points in first quarter 2015 as compared to first quarter 2014. The improvement was primarily driven by a reduction in Depreciation and amortization expense as a percentage of Net sales and improvements in gross margins.

Interest expense

Interest expense decreased $10 million, or 8.6%, during first quarter 2015 as compared to first quarter 2014. The decrease was due to a lower average interest rate, and to a lesser extent, a lower average outstanding balance.

Loss on extinguishment & modification of debt

During first quarter 2014, our debt refinancing and redemption activities resulted in charges of $2 million. These charges were recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

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

Other (income) expense, net

During first quarter 2014 and in connection with Holdings’ secondary public offering, we incurred approximately $1 million in related fees and expenses.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in first quarter 2015 was a benefit of $181 million compared to $1 million expense in first quarter 2014.

The effective rate for continuing operations for first quarter 2015 is a benefit of 295% mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015, approval and finalization of the Tentative Settlement (as defined in “Note 9, Commitment and Contingencies,” in the Notes to the Consolidated Financial Statements within Item 1) by the Joint Committee of Taxation. In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for first quarter 2014 was a provision of 33%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  With the Company’s fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 U.S. pretax income, we believe it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s U.S. deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $25 million, or 13.7%, in first quarter 2015 as compared to first quarter 2014. The increase in Adjusted EBITDA in first quarter 2015 was driven by increases at Facilities Maintenance and Construction & Industrial, and to a lesser extent, Waterworks and Power Solutions.

The increase in Adjusted EBITDA in first quarter 2015 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 9.4% in first quarter 2015 as compared to first quarter 2014, primarily due to gross margin improvements and a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income (loss)

Adjusted net income (loss) increased $32 million in first quarter 2015 to $66 million as compared to $34 million in first quarter 2014.  The increase in Adjusted net income was attributable to the sales growth, improving gross margins and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended		Increase
Dollars in millions	May 3, 2015	May 4, 2014	(Decrease)
Net sales	$635	$604	5.1%
Operating income	$109	$77	41.6%
% of Net sales	17.2%	12.7%	450	bps
Depreciation and amortization	13	32	(59.4)%
Adjusted EBITDA	$122	$109	11.9%
% of Net sales	19.2%	18.0%	120	bps

Net Sales

Net sales increased $31 million, or 5.1%, in first quarter 2015 as compared to first quarter 2014.

Growth initiatives contributed approximately $23 million of the year-over-year increase in first quarter 2015. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales in first quarter 2015 were positively impacted by favorable market conditions in the healthcare, hospitality and multifamily industries, partially offset by the unfavorable weather impacts at the beginning of first quarter 2015.

Adjusted EBITDA

Adjusted EBITDA increased $13 million, or 11.9%, in first quarter 2015 as compared to first quarter 2014.

The increase in first quarter 2015 was primarily due to volume increases and leverage of fixed costs through sales volume increases and cost control efforts.

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in first quarter 2015 as compared to first quarter 2014. The increase was driven primarily by a decline in Selling, general and administrative expenses as a percentage of Net sales, as well as an improvement in gross margins. Selling, general and administrative expenses as a percentage of Net sales declined approximately 100 basis points in first quarter 2015 as compared to first quarter 2014 due to the leverage of fixed costs through sales volumes and cost control efforts.

Waterworks

	Three Months Ended		Increase
Dollars in millions	May 3, 2015	May 4, 2014	(Decrease)
Net sales	$570	$551	3.4%
Operating income	$42	$38	10.5%
% of Net sales	7.4%	6.9%	50	bps
Depreciation and amortization	3	3	—
Adjusted EBITDA	$45	$41	9.8%
% of Net sales	7.9%	7.4%	50	bps

Net Sales

Net sales increased $19 million, or 3.4%, in first quarter 2014 as compared to first quarter 2013.

Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and new locations (“greenfields”), contributed to the year-over-year increase in first quarter 2015.  Net sales were negatively impacted in the quarter by severe winter weather, including frozen and wet ground making it difficult to install underground water systems.

 Adjusted EBITDA

Adjusted EBITDA increased $4 million, or 9.8%, in first quarter 2015 as compared to first quarter 2014.

The increase in Adjusted EBITDA was due to growth initiatives, partially offset by increased Selling, general and administrative expense, primarily personnel, related to growth initiative investments and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in first quarter 2015 as compared to first quarter 2014. The increase was due to improvements in gross margins due to product mix, partially offset by an increase of approximately 40 basis points in Selling, general and administrative expense as a percentage of Net sales.

Power Solutions

	Three Months Ended		Increase
Dollars in millions	May 3, 2015	May 4, 2014	(Decrease)
Net sales	$499	$461	8.2%
Operating income	$14	$12	16.7%
% of Net sales	2.8%	2.6%	20	bps
Depreciation and amortization	7	6	16.7%
Adjusted EBITDA	$21	$18	16.7%
% of Net sales	4.2%	3.9%	30	bps

Net Sales

Net sales in first quarter 2015 increased $38 million, or 8.2% as compared to first quarter 2014.

The increase in Net sales was attributable to increasing sales volume with our utilities customers, primarily driven by increases in core contracts, transmission and distribution projects, and expanded products and services with new customers. The increases were partially offset by unfavorable foreign exchange rate impact in our Canadian business resulting in a $6 million reduction to Net sales in first quarter 2015 as compared to first quarter 2014.

Adjusted EBITDA

Adjusted EBITDA in first quarter 2015 increased $3 million, or 16.7% as compared to first quarter 2014.

The increase in Adjusted EBITDA was primarily attributable to growth in Net sales, partially offset by an unfavorable foreign exchange rate impact.

Adjusted EBITDA as a percentage of Net sales increased approximately 30 basis points in first quarter 2015 as compared to first quarter 2014. The improvement was primarily driven by a decline in Selling, general and administrative expense as a percentage of Net sales due to the leverage of fixed costs through sales volumes increases and cost control efforts.

Construction & Industrial - White Cap

	Three Months Ended		Increase
Dollars in millions	May 3, 2015	May 5, 2013	(Decrease)
Net sales	$388	$344	12.8%
Operating income	$26	$11	*
% of Net sales	6.7%	3.2%	350	bps
Depreciation and amortization	6	9	(33.3)%
Restructuring	—	2	*
Adjusted EBITDA	$32	$22	45.5%
% of Net sales	8.2%	6.4%	180	bps

*  Not meaningful

Net Sales

Net sales increased $44 million, or 12.8%, in first quarter 2015 as compared to first quarter 2014.

Growth initiatives contributed approximately $19 million of the year-over-year increase in first quarter 2015, driven by our greenfields, Managed Sales Approach (‘‘MSA’’) and direct marketing initiatives.  MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales were positively impacted by improvements in both non-residential construction and the residential housing market, partially offset by severe winter weather.

Adjusted EBITDA

Adjusted EBITDA increased $10 million, or 45.5%, in first quarter 2015 as compared to first quarter 2014.

The increase in Adjusted EBITDA was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expense related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 180 basis points in first quarter 2015 as compared to first quarter 2014. This improvement was driven by improvements in gross margins and a decrease in Selling, general and administrative expenses as a percentage of Net sales of approximately 90 basis points due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first quarter of fiscal 2015, the Company’s generation of cash was primarily driven by cash receipts from operations, net debt borrowings, and proceeds from stock option exercises, partially offset by the payment of interest on debt and capital expenditures.

As of May 3, 2015, our combined liquidity of approximately $1,215 million was comprised of $155 million in cash and cash equivalents and $1,060 million of additional available borrowings (excluding $41 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase
Amounts in millions	May 3, 2015	May 4, 2014	(Decrease)

Operating activities	$(23)	$(119)	$96
Investing activities	(23)	(28)	5
Financing activities	114	204	(90)

Working capital

Working capital, excluding cash and cash equivalents, was $1,245 million as of May 3, 2015, decreasing $28 million as compared to $1,273 million as of May 4, 2014. Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $41 million. The increase was primarily driven by an increase in Inventory and Receivables reflecting higher sales volumes and a decrease in Accounts Payable and accrued interest.

Operating activities

Cash flow from operating activities in the first quarter of fiscal 2015 was a use of $23 million compared to $119 million in the first quarter of fiscal 2014. Cash interest paid in the first quarter of fiscal 2015 was $154 million, compared to $206 million in the first quarter of fiscal 2014. The first quarter of fiscal 2014 also included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Excluding the cash interest payments in both periods and original issue discount paid in first quarter 2014, cash flow from operating activities increased approximately $43 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

Investing activities

During the first quarter of fiscal 2015, cash used in investing activities was $23 million compared to $28 million in the first quarter of fiscal 2014. Cash used in investing activities for both periods was primarily for capital expenditures.

Financing activities

During the first quarter of fiscal 2015, cash provided by financing activities was $114 million, primarily due to net debt borrowings of $103 million and $19 million of proceeds from employee stock option exercises, partially offset by purchase of treasury shares of $8 million.

During the first quarter of fiscal 2014, cash provided by financing activities was $204 million, primarily due to net debt borrowings of $188 million and $20 million of proceeds from employee stock option exercises, partially offset by payments for debt issuance and modification costs.

External Financing

As of May 3, 2015, we had an aggregate principal amount of $5.4 billion of outstanding debt, net of unamortized discounts of $13 million, and $1,101 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $41 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 3, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, for the fiscal year ended February 1, 2015.

Recent accounting pronouncements

Interest — Imputation of Interest - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amended guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amended guidance is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial position or results of operations.

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations.  During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The impact on the Company of this adoption will depend on the nature and size of future disposals, if any, of a component of the Company.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). In April 2015, the FASB proposed a one-year delay in the effective date of ASU 2014-09 and a permission to early adopt for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K, for the fiscal year ended February 1, 2015.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of May 3, 2015 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of May 3, 2015 (the end of the period covered by this report).

(b)        Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Office of the United States Attorney for the Northern District of New York (U.S. Attorney) is conducting an investigation related to the activities of certain disadvantaged business enterprises (DBEs), including American Indian Builders and Suppliers, Inc. (AIB).  In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed.  On June 20, 2012, the government executed search warrants at two Waterworks branches.  In July 2014, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Attorney pursuant to the False Claims Act in the course of an investigation to determine whether the Company knowingly submitted false claims to the government in connection with the Company’s sales to DBEs, and, in particular, AIB, on federally funded or partially-federally funded projects. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the United States Attorney investigation matter described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, for the fiscal year ended February 1, 2015.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in in our annual report on Form 10-K, for the fiscal year ended February 1, 2015 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2015 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 2 - March 1	—	$—	—	$2,534,410
March 2 - March 29	84,087	30.14	84,087	718,877
March 30 - May 3	217,300	32.94	217,300	9,860,668
Total	301,387	$32.16	301,387

(1)               The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the three months ended May 3, 2015, Holdings retired 591,431 shares of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amount of $17 million. The majority of these shares were repurchased by Holdings pursuant to the share repurchase program previously authorized. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 8, 2015	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 8, 2015	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer