Form 10-Q
period 2015-08-02
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2015-09-09
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2015

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

HD Supply Holdings, Inc.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒

HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 4, 2015:

HD Supply Holdings, Inc.	199,145,408 shares of common stock, par value $0.01 per share

HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

•                  our ability to attract, train and retain highly-qualified associates and key personnel;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net Sales	$2,006	$1,880	$3,728	$3,513
Cost of sales	1,341	1,269	2,489	2,371
Gross Profit	665	611	1,239	1,142
Operating expenses:
Selling, general and administrative	415	391	806	762
Depreciation and amortization	28	54	56	106
Restructuring	—	3	—	6
Total operating expenses	443	448	862	874
Operating Income	222	163	377	268
Interest expense	106	116	212	232
Loss on extinguishment & modification of debt	—	—	—	2
Other (income) expense, net	1	—	1	1
Income from Continuing Operations Before Provision for Income Taxes	115	47	164	33
Provision (benefit) for income taxes	13	16	(170)	13
Income from Continuing Operations	102	31	334	20
Income from discontinued operations, net of tax	7	17	17	16
Net Income	$109	$48	$351	$36
Other comprehensive income (loss) – foreign currency translation adjustment	(7)	1	(2)	2
Total Comprehensive Income	$102	$49	$349	$38

Weighted Average Common Shares Outstanding (thousands)
Basic	196,893	194,227	196,120	193,543
Diluted	201,809	200,454	201,221	199,502

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.52	$0.16	$1.70	$0.10
Income from Discontinued Operations	$0.04	$0.09	$0.09	$0.08
Net Income	$0.55	$0.25	$1.79	$0.19

Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.51	$0.15	$1.66	$0.10
Income from Discontinued Operations	$0.03	$0.08	$0.08	$0.08
Net Income	$0.54	$0.24	$1.74	$0.18

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 2, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169	$85
Receivables, less allowance for doubtful accounts of $13 and $14	1,103	868
Inventories	883	784
Deferred tax asset	15	9
Current assets of discontinued operations	574	509
Other current assets	43	43
Total current assets	2,787	2,298
Property and equipment, net	328	340
Goodwill	2,869	2,869
Intangible assets, net	138	145
Non-current assets of discontinued operations	283	295
Other assets	100	113
Total assets	$6,505	$6,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$715	$510
Accrued compensation and benefits	115	144
Current installments of long-term debt	—	34
Current liabilities of discontinued operations	253	217
Other current liabilities	238	230
Total current liabilities	1,321	1,135

Long-term debt, excluding current installments	5,279	5,223
Deferred tax liabilities	190	166
Other liabilities	108	296
Total liabilities	6,898	6,820

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 199.3 million and 196.0 million shares issued and outstanding at August 2, 2015 and February 1, 2015, respectively	2	2
Paid-in capital	3,869	3,818
Accumulated deficit	(4,207)	(4,540)
Accumulated other comprehensive loss	(30)	(28)
Treasury stock, at cost, 0.8 million and 0.4 million shares at August 2, 2015 and February 1, 2015, respectively	(27)	(12)
Total stockholders’ equity (deficit)	(393)	(760)
Total liabilities and stockholders’ equity (deficit)	$6,505	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 2, 2015	August 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351	$36
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72	129
Provision for uncollectibles	4	4
Non-cash interest expense	14	12
Payment of discounts upon extinguishment of debt	—	(1)
Loss on extinguishment & modification of debt	—	2
Stock-based compensation expense	10	9
Deferred income taxes	19	19
Other	(1)	3
Changes in assets and liabilities:
(Increase) decrease in receivables	(252)	(265)
(Increase) decrease in inventories	(153)	(108)
(Increase) decrease in other current assets	(2)	12
Increase (decrease) in accounts payable and accrued liabilities	217	198
Increase (decrease) in other long-term liabilities	(181)	4
Net cash provided by (used in) operating activities	98	54
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43)	(61)
Proceeds from sales of property and equipment	1	1
Net cash provided by (used in) investing activities	(42)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	41	33
Purchase of treasury shares	(31)	(15)
Borrowings of long-term debt	—	20
Repayments of long-term debt	(16)	(24)
Borrowings on long-term revolver debt	562	306
Repayments on long-term revolver debt	(526)	(196)
Debt issuance and modification costs	—	(3)
Other financing activities	(1)	(2)
Net cash provided by (used in) financing activities	29	119
Effect of exchange rates on cash and cash equivalents	(1)	1
Increase (decrease) in cash and cash equivalents	$84	$114
Cash and cash equivalents at beginning of period	85	115
Cash and cash equivalents at end of period	$169	$229

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net Sales	$2,006	$1,880	$3,728	$3,513
Cost of sales	1,341	1,269	2,489	2,371
Gross Profit	665	611	1,239	1,142
Operating expenses:
Selling, general and administrative	415	391	806	762
Depreciation and amortization	28	54	56	106
Restructuring	—	3	—	6
Total operating expenses	443	448	862	874
Operating Income	222	163	377	268
Interest expense	106	116	212	232
Loss on extinguishment & modification of debt	—	—	—	2
Other (income) expense, net	1	—	1	1
Income from Continuing Operations Before Provision for Income Taxes	115	47	164	33
Provision (benefit) for income taxes	13	16	(170)	13
Income from Continuing Operations	102	31	334	20
Income from discontinued operations, net of tax	7	17	17	16
Net Income	$109	$48	$351	$36
Other comprehensive income (loss) – foreign currency translation adjustment	(7)	1	(2)	2
Total Comprehensive Income	$102	$49	$349	$38

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 2, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$159	$85
Receivables, less allowance for doubtful accounts of $13 and $14	1,103	868
Inventories	883	784
Deferred tax asset	15	9
Current assets of discontinued operations	574	509
Other current assets	43	43
Total current assets	2,777	2,298
Property and equipment, net	328	340
Goodwill	2,869	2,869
Intangible assets, net	138	145
Non-current assets of discontinued operations	283	295
Other assets	100	113
Total assets	$6,495	$6,060

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$715	$510
Accrued compensation and benefits	115	144
Current installments of long-term debt	—	34
Current liabilities of discontinued operations	253	217
Other current liabilities	237	230
Total current liabilities	1,320	1,135

Long-term debt, excluding current installments	5,279	5,223
Deferred tax liabilities	190	166
Other liabilities	108	296
Total liabilities	6,897	6,820

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,778	3,768
Accumulated deficit	(4,150)	(4,500)
Accumulated other comprehensive loss	(30)	(28)
Total stockholder’s equity (deficit)	(402)	(760)
Total liabilities and stockholder’s equity (deficit)	$6,495	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 2, 2015	August 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351	$36
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72	129
Provision for uncollectibles	4	4
Non-cash interest expense	14	12
Payment of discounts upon extinguishment of debt	—	(1)
Loss on extinguishment & modification of debt	—	2
Stock-based compensation expense	10	9
Deferred income taxes	19	19
Other	(1)	3
Changes in assets and liabilities:
(Increase) decrease in receivables	(252)	(265)
(Increase) decrease in inventories	(153)	(108)
(Increase) decrease in other current assets	(2)	12
Increase (decrease) in accounts payable and accrued liabilities	217	198
Increase (decrease) in other long-term liabilities	(181)	4
Net cash provided by (used in) operating activities	98	54
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43)	(61)
Proceeds from sales of property and equipment	1	1
Net cash provided by (used in) investing activities	(42)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	20
Repayments of long-term debt	(16)	(24)
Borrowings on long-term revolver debt	562	306
Repayments on long-term revolver debt	(526)	(196)
Debt issuance and modification costs	—	(3)
Other financing activities	(1)	(2)
Net cash provided by (used in) financing activities	19	101
Effect of exchange rates on cash and cash equivalents	(1)	1
Increase (decrease) in cash and cash equivalents	$74	$96
Cash and cash equivalents at beginning of period	85	111
Cash and cash equivalents at end of period	$159	$207

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services include over 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial - White Cap. Other operating segments include Home Improvement Solutions, Interior Solutions, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with its annual report on Form 10-K, for the year ended February 1, 2015, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Certain amounts in the prior-period financial statements have been reclassified to conform to the current period’s presentation.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended August 2, 2015 (“second quarter 2015”) and August 3, 2014 (“second quarter 2014”) both include 13 weeks. The six months ended August 2, 2015 and August 3, 2014 both include 26 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At August 2, 2015 and February 1, 2015, self-insurance reserves totaled approximately $99 million and $92 million, respectively.

NOTE 2 — PUBLIC OFFERINGS

On July 28, 2015, certain of Holdings’ stockholders, including an investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC (collectively, the “Selling Stockholders”), completed the sale of 30,539,550 shares of Holdings’ Common Stock, under the previously filed and effective shelf registration statement (including a prospectus), at a price to the Selling Stockholders of $35.44 per share. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. As a result of the sale, the investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC no longer own any shares of Holdings’ Common Stock. In connection with the offering, the Company incurred approximately $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

During the six months ended August 3, 2014 and in connection with fiscal 2014 public offerings, the Company incurred $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

NOTE 3 — DISCONTINUED OPERATIONS

In July 2015, the Company entered into a definitive agreement to sell its Power Solutions business, a leading provider of a diverse product and service offering serving investor owned utility, public power, construction and industrial markets, to Anixter Inc. for $825 million, payable in cash at closing and subject to customary post-closing working capital and other adjustments. The transaction is expected to close in the third quarter of fiscal 2015 upon the satisfaction of customary closing conditions.

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

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” and Accounting Standards Update (“ASU”) 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity”, the results of Power Solutions are classified as a discontinued operation. The results of the Hardware Solutions and Litemor operations and the gains/losses on sales of the businesses are also

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net Sales	$525	$567	$1,024	$1,111
Cost of sales	448	456	872	900
Gross Profit	77	111	152	211
Operating expenses:
Selling, general and administrative	60	79	115	168
Depreciation and amortization	6	10	13	21
Restructuring	—	1	—	1
Total operating expenses	66	90	128	190

Income before provision for income taxes	$11	$21	$24	$21
Provision for income taxes	4	4	7	5
Income from discontinued operations, net of tax	$7	$17	$17	$16

At August 2, 2015 and February 1, 2015, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are as follows (amounts in millions):

	August 2, 2015	February 1, 2015
Current assets:
Receivables, less allowance for doubtful accounts of $1 and $1	$233	$221
Inventories	337	284
Other current assets	4	4
Total current assets	574	509
Goodwill	202	202
Intangible assets, net	46	55
Other non-current assets	35	38
Total assets of discontinued operations	$857	$804

Current liabilities:
Accounts payable	$218	$178
Accrued compensation and benefits	12	18
Other current liabilities	23	21
Total liabilities of discontinued operations	$253	$217

For the six months ended August 2, 2015, net cash provided by operating activities and used in investing activities, related to discontinued operations, were approximately $11 million and $2 million, respectively. For the six months ended August 3, 2014, net cash provided by operating activities and used in investing activities, related to discontinued operations, were approximately $46 million and $9 million, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — DEBT

HDS’s long-term debt as of August 2, 2015 and February 1, 2015 consisted of the following (dollars in millions):

	August 2, 2015		February 1, 2015
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$132	1.69	$96	2.02
Term Loans due 2018, net of unamortized discount of $12 million and $14 million	947	4.00	961	4.00
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2012 Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$5,279		$5,257
Less current installments	—		(34)
Long-term debt, excluding current installments	$5,279		$5,223

(1)         Represents the stated rate of interest, without including the effect of discounts.

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 2, 2015, HDS has $1,334 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $52 million of borrowings available on qualifying cash balances).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,000 million. The Term Loan Facility will mature on June 28, 2018 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date. See “Note 14, Subsequent Event” for information on the August 2015 amendment of the Term Loan Facility.

During the first quarter of fiscal 2015 and in accordance with the annual excess cash flow (“ECF”) provisions of the Term Loan Facility, the Company offered a prepayment of $34 million based on the ECF calculation for fiscal year 2014.  The lenders in the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015.

The Term Loans bear interest at LIBOR (subject to a floor of 1%) plus a borrowing margin of 3% or Prime plus a borrowing margin of 2% at HDS’s election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loans may be repaid at any time without penalty or premium.

On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018.

Secured Notes

5.25% Senior Secured First Priority Notes due 2021

HDS’s 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”) bear interest at 5.25% per annum and will mature on December 15, 2021. Interest is paid semi-annually in arrears on June 15th and December 15th of each year.

Redemption

HDS may redeem the December 2014 First Priority Notes, in whole or in part, at any time (1) prior to December 15, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the December 2014 First Priority Notes and (2) on and after December 15, 2017, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on December 15 of the year set forth below.

Year	Percentage
2017	103.938%
2018	102.625%
2019	101.313%
2020 and thereafter	100.000%

In addition, at any time prior to December 15, 2017, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the December 2014 First Priority Notes with the proceeds of certain equity offerings at a redemption price of 105.25% of the principal amount in respect of the December 2014 First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the December 2014 First Priority Notes are redeemed, an aggregate principal amount of December 2014 First Priority Notes equal to at least 50% of the original aggregate principal amount of December 2014 First Priority Notes must remain outstanding immediately after each such redemption of December 2014 First Priority Notes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11% Senior Secured Second Priority Notes due 2020

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘April 2012 Second Priority Notes’’) bear interest at 11% per annum and will mature on April 15, 2020.  Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

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

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral (as defined in the indenture governing the December 2014 First Priority Notes), in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all Capital Stock of HDS’s Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the indenture governing the December 2014 First Priority Notes ) and Excluded Subsidiary Securities (as defined in the indenture governing the December 2014 First Priority Notes) (the “Cash Flow Priority Collateral”).

The April 2012 Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the April 2012 Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

The indentures governing the December 2014 First Priority Notes, the April 2012 Second Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes and April 2012 Second Priority Notes would cause such subsidiary to be required to file separate financial statements with the Securities and Exchange Commission (“SEC”) pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

Unsecured Notes

11.5% Senior Unsecured Notes due 2020

HDS’s 11.5% Senior Unsecured Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the October 2012 Senior Unsecured Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of August 2, 2015, HDS is in compliance with all such covenants that were in effect on such date.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of August 2, 2015 and February 1, 2015 (amounts in millions):

	As of August 2, 2015		As of February 1, 2015
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$132	$130	$96	$95
Term Loans and Notes	5,159	5,525	5,175	5,504
Total	$5,291	$5,655	$5,271	$5,599

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

NOTE 6 — INCOME TAXES

The Company’s combined federal, state, and foreign effective tax rate for continuing operations for the first six months of fiscal 2015 is a 103.7% benefit. The benefit was mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in “Note 10, Commitment and Contingencies”) by the Joint Committee of Taxation.  In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

An increase in U.S. pre-tax book income resulted in the utilization of net deferred tax assets including U.S. tax net operating losses that were subject to a valuation allowance. The overall decrease in the valuation allowance was partially offset by an increase of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill. During the three and six months ended August 2, 2015, the impact of the tax amortization of the indefinite lived intangibles on tax expense was an $11 million and $15 million increase, respectively.

As of February 1, 2015, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $187 million. During the six months ended August 2, 2015, the Company’s unrecognized tax benefits decreased by $177 million to $10 million primarily driven by IRS and state audit settlements. During the three months and six months ended August 2, 2015, the Company’s interest accrual related to unrecognized tax benefits remained unchanged.  The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of February 1, 2015 was $29 million and decreased to $1 million

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

as of August 2, 2015.  As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments. Over the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by up to $3 million.

At February 1, 2015 and August 2, 2015, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $1,013 million and $984 million, respectively. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through fiscal 2013, the Company’s history of U.S. operating losses limited the weight applied to other subjective evidence such as the Company’s projections for future profitability.  With the Company’s fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 U.S. pretax income, management believes it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of the valuation allowance on the Company’s U.S. deferred tax assets.

See “Note 10, Commitments and Contingencies,” for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 7—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for HD Supply Holdings, Inc.

The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 2, 2015 and August 3, 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Weighted average common shares	196,893	194,227	196,120	193,543
Effect of potentially dilutive securities:
Stock plans	4,916	6,227	5,101	5,959
Diluted weighted average common shares	201,809	200,454	201,221	199,502

Stock plan securities excluded from dilution (1)	107	120	1,469	1,645

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	August 2, 2015	February 1, 2015
Trade receivables, net of allowance for doubtful accounts	$1,032	$784
Vendor rebate receivables	63	75
Other receivables	8	9
Total receivables, net	$1,103	$868

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	August 2, 2015	February 1, 2015	August 2, 2015	February 1, 2015
Accrued interest	$96	$98	$96	$98
Accrued non-income taxes	40	29	40	29
Other	102	103	101	103
Total other current liabilities	$238	$230	$237	$230

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 2, 2015 and August 3, 2014 was $201 million and $220 million, respectively. Additionally, during the six months ended August 3, 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50,”Debt — Modifications and Extinguishments.”

Cash paid for income taxes, net of refunds, in the six months ended August 2, 2015 and August 3, 2014 was approximately $9 million and $7 million, respectively.

Significant Non-Cash Transactions

During the first quarter of fiscal 2015, Holdings retired 591,431 shares of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amount of $17 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program previously authorized.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 9—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction in the global support center and, to a lesser extent, its business units.

During fiscal 2014, the Company continued restructuring activities under this plan, resulting in a restructuring charge of $3 million and $6 million in the three and six months ended August 3, 2014, respectively, for additional workforce reductions of approximately 130 employees, primarily at Facilities Maintenance and the consolidation of six Construction & Industrial — White Cap branches into three branches. These charges were recorded to operating expenses within the Consolidated Statement of Operations and Comprehensive Income. During fiscal 2014, the Company completed the restructuring activities under this plan.

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

On February 19, 2015, the Company received notification the Tentative Settlement was approved by the JCT.  As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments.

See “Note 6, Income Taxes,” for further disclosures on the Company’s income taxes.

Legal Matters

On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney’s Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the “United States”) entered into a civil settlement agreement in connection with the previously disclosed United States investigation of the Company related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc. Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company’s previously established reserve for such matter. In addition, the Company is currently in negotiations with the Federal Highway Administration (“FHWA”), an Operating Administration of the United States Department of Transportation, concerning the terms of an administrative settlement and compliance agreement related to the same conduct at issue in the United States investigation.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the government matters described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

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

HD Supply has three reportable segments, each of which is presented below:

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial - White Cap	Corporate & Other	Total Continuing Operations

Three Months Ended August 2, 2015
Net Sales	$733	$702	$431	$140	$2,006
Adjusted EBITDA	156	66	43	(7)	258
Depreciation(1) & Software Amortization	11	3	7	6	27
Other Intangible Amortization	2	—	—	1	3
Three Months Ended August 3, 2014
Net Sales	$686	$665	$389	$140	$1,880
Adjusted EBITDA	139	57	33	(5)	224
Depreciation(1) & Software Amortization	13	3	7	5	28
Other Intangible Amortization	20	1	5	1	27

Six Months Ended August 2, 2015
Net Sales	$1,368	$1,272	$819	$269	$3,728
Adjusted EBITDA	278	111	75	(18)	446
Depreciation(1) & Software Amortization	23	5	13	11	52
Other Intangible Amortization	3	1	—	3	7
Six Months Ended August 3, 2014
Net Sales	$1,290	$1,216	$733	$274	$3,513
Adjusted EBITDA	248	98	55	(11)	390
Depreciation(1) & Software Amortization	25	5	11	12	53
Other Intangible Amortization	40	2	10	3	55

(1)                           Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Total Adjusted EBITDA	$258	$224	$446	$390
Depreciation and amortization (1)	30	55	59	108
Stock-based compensation	5	4	10	9
Restructuring	—	3	—	6
Other	1	(1)	—	(1)
Operating income	222	163	377	268
Interest expense, net	106	116	212	232
Loss on extinguishment & modification of debt (2)	—	—	—	2
Other (income) expense, net (3)	1	—	1	1
Income from Continuing Operations Before Provision for Income Taxes	115	47	164	33
Provision (benefit) for income taxes (4)	13	16	(170)	13
Income from continuing operations	102	31	334	20
Less Income from discontinued operations, net of tax	7	17	17	16
Net Income	$109	$48	$351	$36

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(3)         Represents the costs expensed in connection with Holdings’ public offerings.

(4)         During the six months ended August 2, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” for discussion of the IRS audit settlement.

NOTE 12—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding December 2014 First Priority Notes, April 2012 Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income, the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Subsidiary Guarantors and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$1,973	$34	$(1)	$2,006
Cost of sales	—	1,324	18	(1)	1,341
Gross Profit	—	649	16	—	665
Operating expenses:
Selling, general and administrative	22	381	12	—	415
Depreciation and amortization	3	24	1	—	28
Total operating expenses	25	405	13	—	443
Operating Income	(25)	244	3	—	222
Interest expense	108	60	—	(62)	106
Interest (income)	(61)	(1)	—	62	—
Net (earnings) loss of equity affiliates	(18)	—	—	18	—
Other (income) expense, net	1	—	—	—	1
Income From Continuing Operations Before Provision (Benefit) for Income Taxes	(55)	185	3	(18)	115
Provision (benefit) for income taxes	(164)	176	1	—	13
Income from Continuing Operations	109	9	2	(18)	102
Income from discontinued operations, net of tax	—	3	4	—	7
Net Income	$109	$12	$6	$(18)	$109
Other comprehensive income (loss) – foreign currency translation adjustment	(7)	—	(7)	7	(7)
Total Comprehensive Income (Loss)	$102	$12	$(1)	$(11)	$102

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Three Months Ended August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$1,845	$35	$—	$1,880
Cost of sales	—	1,250	19	—	1,269
Gross Profit	—	595	16	—	611
Operating expenses:
Selling, general and administrative	16	363	13	(1)	391
Depreciation and amortization	4	50	—	—	54
Restructuring	1	2	—	—	3
Total operating expenses	21	415	13	(1)	448
Operating Income (Loss)	(21)	180	3	1	163
Interest expense	115	61	—	(60)	116
Interest (income)	(62)	1	—	61	—
Net (earnings) loss of equity affiliates	(72)	—	—	72	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(2)	118	3	(72)	47
Provision (benefit) for income taxes	(50)	66	—	—	16
Income (Loss) from Continuing Operations	48	52	3	(72)	31
Income (loss) from discontinued operations, net of tax	—	16	1	—	17
Net Income (Loss)	$48	$68	$4	$(72)	$48
Other comprehensive income (loss) – foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$49	$68	$5	$(73)	$49

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Six Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$3,666	$63	$(1)	$3,728
Cost of sales	—	2,456	34	(1)	2,489
Gross Profit	—	1,210	29	—	1,239
Operating expenses:
Selling, general and administrative	43	740	23	—	806
Depreciation and amortization	7	48	1	—	56
Total operating expenses	50	788	24	—	862
Operating Income (Loss)	(50)	422	5	—	377
Interest expense	215	121	—	(124)	212
Interest (income)	(122)	(2)	—	124	—
Net (earnings) loss of equity affiliates	(150)	—	—	150	—
Other (income) expense, net	1	—	—	—	1
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	6	303	5	(150)	164
Provision (benefit) for income taxes	(345)	174	1	—	(170)
Income (Loss) from Continuing Operations	351	129	4	(150)	334
Income (loss) from discontinued operations, net of tax	—	9	8	—	17
Net Income (Loss)	$351	$138	$12	$(150)	$351
Other comprehensive income (loss) – foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income (Loss)	$349	$138	$10	$(148)	$349

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Six Months Ended August 3, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$3,448	$65	$—	$3,513
Cost of sales	—	2,334	37	—	2,371
Gross Profit	—	1,114	28	—	1,142
Operating expenses:
Selling, general and administrative	33	705	25	(1)	762
Depreciation and amortization	9	97	—	—	106
Restructuring	1	5	—	—	6
Total operating expenses	43	807	25	(1)	874
Operating Income (Loss)	(43)	307	3	1	268
Interest expense	232	121	—	(121)	232
Interest (income)	(122)	—	—	122	—
Net (earnings) loss of equity affiliates	(129)	—	—	129	—
Other (income) expense, net	3	—	—	—	3
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(27)	186	3	(129)	33
Provision (benefit) for income taxes	(68)	81	—	—	13
Income (Loss) from Continuing Operations	41	105	3	(129)	20
Income (loss) from discontinued operations, net of tax	(5)	25	(4)	—	16
Net Income (Loss)	$36	$130	$(1)	$(129)	$36
Other comprehensive income (loss) – foreign currency translation adjustment	2	—	2	(2)	2
Total Comprehensive Income (Loss)	$38	$130	$1	$(131)	$38

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

ASSETS
Current assets:
Cash and cash equivalents	$101	$21	$37	$—	$159
Receivables, net	1	1,084	18	—	1,103
Inventories	—	864	19	—	883
Deferred tax asset	—	66	1	(52)	15
Current assets of discontinued operations	—	519	55	—	574
Other current assets	9	32	2	—	43
Total current assets	111	2,586	132	(52)	2,777
Property and equipment, net	50	275	3	—	328
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	136	2	—	138
Deferred tax asset	—	—	1	—	1
Non-current assets of discontinued operations	—	276	7	—	283
Investment in subsidiaries	3,290	—	—	(3,290)	—
Intercompany notes receivable	2,192	559	—	(2,751)	—
Other assets	96	3	—	—	99
Total assets	$5,739	$6,704	$145	$(6,093)	$6,495

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$691	$12	$—	$715
Accrued compensation and benefits	34	79	2	—	115
Deferred tax liabilities	52	—	—	(52)	—
Current liabilities of discontinued operations	—	233	20	—	253
Other current liabilities	119	111	7	—	237
Total current liabilities	217	1,114	41	(52)	1,320

Long-term debt, excluding current installments	5,279	—	—	—	5,279
Deferred tax liabilities	8	182	—	—	190
Intercompany notes payable	559	2,192	—	(2,751)	—
Other liabilities	78	24	6	—	108
Total liabilities	6,141	3,512	47	(2,803)	6,897

Stockholder’s equity (deficit)	(402)	3,192	98	(3,290)	(402)
Total liabilities and stockholder’s equity (deficit)	$5,739	$6,704	$145	$(6,093)	$6,495

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of February 1, 2015
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS

ASSETS
Current assets:
Cash and cash equivalents	$28	$25	$32	$—	$85
Receivables, net	1	851	16	—	868
Inventories	—	767	17	—	784
Deferred tax asset	—	66	2	(59)	9
Current assets of discontinued operations	—	455	54		509
Other current assets	12	29	2	—	43
Total current assets	41	2,193	123	(59)	2,298
Property and equipment, net	55	283	2	—	340
Goodwill	—	2,868	1	—	2,869
Intangible assets, net	—	143	2	—	145
Deferred tax asset	8	—	1	(8)	1
Non-current assets of discontinued operations	—	288	7	—	295
Investment in subsidiaries	3,216	—	—	(3,216)	—
Intercompany notes receivable	2,191	611	—	(2,802)	—
Other assets	109	3	—	—	112
Total assets	$5,620	$6,389	$136	$(6,085)	$6,060

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$485	$11	$—	$510
Accrued compensation and benefits	50	90	4	—	144
Current installments of long-term debt	34	—	—	—	34
Deferred tax liabilities	59	—	—	(59)	—
Current liabilities of discontinued operations	—	200	17	—	217
Other current liabilities	124	97	9	—	230
Total current liabilities	281	872	41	(59)	1,135

Long-term debt, excluding current installments	5,223	—	—	—	5,223
Deferred tax liabilities	—	174	—	(8)	166
Intercompany notes payable	611	2,191	—	(2,802)	—
Other liabilities	265	26	5	—	296
Total liabilities	6,380	3,263	46	(2,869)	6,820

Stockholder’s equity (deficit)	(760)	3,126	90	(3,216)	(760)
Total liabilities and stockholder’s equity (deficit)	$5,620	$6,389	$136	$(6,085)	$6,060

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

Net cash flows from operating activities	$112	$(21)	$7	$—	$98
Cash flows from investing activities
Capital expenditures	(7)	(35)	(1)	—	(43)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from (payments of) intercompany notes	—	51	—	(51)	—
Net cash flows from investing activities	(7)	17	(1)	(51)	(42)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(51)	—	—	51	—
Repayments of long-term debt	(16)	—	—	—	(16)
Borrowings on long-term revolver	562	—	—	—	562
Repayments of long-term revolver	(526)	—	—	—	(526)
Other financing activities	(1)	—	—	—	(1)
Net cash flows from financing activities	(32)	—	—	51	19
Effect of exchange rates on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash & cash equivalents	$73	$(4)	$5	$—	$74
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$101	$21	$37	$—	$159

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

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

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

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.  During the first quarter of fiscal 2015, the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company adopted ASU 2014-08. The adoption required additional disclosures regarding the Company’s discontinued operations, but did not impact the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB decided on a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

NOTE 14—SUBSEQUENT EVENT

On August 13, 2015, HDS entered into an incremental amendment (the “Incremental Agreement”) to the credit agreement governing its existing Term Loan Facility, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the existing Term Loan Facility as of the date of the Incremental Agreement.  The new Term Loans will mature on the later date of August 13, 2021 and bear interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed Term Loans), with the LIBOR floor to remain at 1.00%. The new Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans’ maturity date. The Incremental Agreement also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of Term Loans being prepaid if, on or prior to February 13, 2016, the Company enters into certain repricing transactions. The amended Term Loan Facility will permit the Company to pay down certain existing junior debt with asset sale proceeds, including the expected proceeds of the recently announced sale of the Power Solutions business unit. The Company expects to use the Power Solutions net sale proceeds to redeem all of the outstanding 11% April 2012 Second Priority Notes.

In connection with the amendment, the Company expects to record a modification and extinguishment charge of approximately $20 million, which includes financing fees and other costs of approximately $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

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

Holdings, together with its direct and indirect subsidiaries, including HDS, is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services include over 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

We operate our Company through three reportable segments: Facilities Maintenance, Waterworks, and Construction & Industrial - White Cap.

Facilities Maintenance. Facilities Maintenance distributes Maintenance, Repair and Operations “MRO” products, provides value-add services and fabricates custom products. The markets that Facilities Maintenance serves include multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

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

Public Offerings

On July 28, 2015, certain of Holdings’ stockholders, including an investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC (collectively, the “Selling Stockholders”), completed the sale of 30,539,550 shares of Holdings’ Common Stock, under the previously filed and effective shelf registration statement (including a prospectus), at a price to the Selling Stockholders of $35.44 per share. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. As a result of the sale, the investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC no longer own any shares of Holdings’ Common Stock. In connection with the offering, the Company incurred approximately $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

During the six months ended August 3, 2014 and in connection with fiscal 2014 public offerings, the Company incurred $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

Discontinued operations

In July 2015, the Company entered into a definitive agreement to sell its Power Solutions business, a leading provider of a diverse product and service offering serving investor owned utility, public power, construction and industrial markets, to Anixter Inc. for $825 million, payable in cash at closing and subject to customary post-closing working capital and other adjustments. The transaction is expected to close in the third quarter of fiscal 2015 upon the satisfaction of customary closing conditions.

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

The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended August 2, 2015 (“second quarter 2015”) and August 3, 2014 (“second quarter 2014”) both include 13 weeks. The six months ended August 2, 2015 and August 3, 2014 both include 26 weeks.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units, particularly Waterworks, fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

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

Operating expenses

Operating expenses are primarily comprised of Selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization, and restructuring charges.

Adjusted EBITDA and Adjusted net income

We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance. We believe the presentation of Adjusted EBITDA enhances investors’ overall understanding of the financial performance of our business. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”) and does not purport to be an alternative to Net income as a measure of operating performance. We believe Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.  In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance.  Adjusted net income is not a recognized term under GAAP and does not purport to be an alternative to Net income as a measure of operating performance. Adjusted net income is defined as Net income less Income from discontinued operations, net of tax, further adjusted for certain non-cash, non-recurring or unusual items, net of tax. We further believe that Adjusted EBITDA and Adjusted net income are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted net income measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our in our annual report on Form 10-K, for the fiscal year ended February 1, 2015.

Adjusted EBITDA and Adjusted net income have limitations as analytical tools and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA and Adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

•                  Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

•                  Adjusted EBITDA and Adjusted net income do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•                  although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income	$109	$48	$351	$36
Less income from discontinued operations, net of tax	7	17	17	16
Income from continuing operations	$102	$31	$334	$20
Interest expense	106	116	212	232
Depreciation and amortization (1)	30	55	59	108
Provision (benefit) from income taxes (2)	13	16	(170)	13
Stock-based compensation	5	4	10	9
Restructuring (3)	—	3	—	6
Loss on extinguishment & modification of debt (4)	—	—	—	2
Costs related to public offerings (5)	1	—	1	1
Other	1	(1)	—	(1)
Adjusted EBITDA	$258	$224	$446	$390

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         During the six months ended August 2, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” for discussion of the IRS audit settlement.

(3)         Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.

(4)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(5)         Represents the costs expensed in connection with Holdings’ secondary public offerings.

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income	$109	$48	$351	$36
Income from discontinued operations, net of tax	7	17	17	16
Income from continuing operations	102	31	334	20
Provision (benefit) for income taxes (1)	13	16	(170)	13
Cash paid for income taxes	(6)	(6)	(9)	(7)
Amortization of acquisition-related intangible assets (other than software)	3	27	7	55
Restructuring (2)	—	3	—	6
Loss on extinguishment & modification of debt (3)	—	—	—	2
Costs related to public offerings (4)	1	—	1	1
Adjusted net income	$113	$71	$163	$90

(1)         During the six months ended August 2, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” for discussion of the IRS audit settlement.

(2)         Represents the costs incurred for workforce reductions and branch closure or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.

(3)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(4)         Represents the costs expensed in connection with Holdings’ secondary public offerings.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage Increase	Six Months Ended		Percentage Increase
	August 2, 2015	August 3, 2014	(Decrease)	August 2, 2015	August 3, 2014	(Decrease)
Net Sales	$2,006	$1,880	6.7%	$3,728	$3,513	6.1%
Gross Profit	665	611	8.8	1,239	1,142	8.5
Operating expenses:
Selling, general and administrative	415	391	6.1	806	762	5.8

Depreciation and amortization	28	54	(48.1)	56	106	(47.2)

Restructuring	—	3	*	—	6	*
Total operating expenses	443	448	(1.1)	862	874	(1.4)
Operating Income	222	163	36.2	377	268	40.7
Interest expense	106	116	(8.6)	212	232	(8.6)
Loss on extinguishment & modification of debt	—	—	—	—	2	*
Other (income) expense, net	1	—	*	1	1	—
Income from Continuing Operations Before Income Taxes	115	47	144.7	164	33	*

Provision (benefit) for income taxes	13	16	(18.8)	(170)	13	*

Income from Continuing Operations	102	31	*	334	20	*
Income from discontinued operations, net of tax	7	17	(58.8)	17	16	6.3
Net Income	$109	$48	127.1	$351	$36	*
Non-GAAP financial data:
Adjusted EBITDA	$258	$224	15.2%	$446	$390	14.4%
Adjusted net income	$113	$71	59.2%	$163	$90	81.1%

* Not meaningful

	% of Net Sales		Basis Point	% of Net Sales		Basis Point
	Three Months Ended		Increase	Six Months Ended		Increase
	August 3, 2014	August 4, 2013	(Decrease)	August 3, 2014	August 4, 2013	(Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	33.2	32.5	70	33.2	32.5	70
Operating expenses:
Selling, general and administrative	20.7	20.8	(10)	21.6	21.7	(10)
Depreciation and amortization	1.4	2.9	(150)	1.5	3.0	(150)
Restructuring	—	0.1	(10)	—	0.2	(20)
Total operating expenses	22.1	23.8	(170)	23.1	24.9	(180)
Operating Income	11.1	8.7	240	10.1	7.6	250
Interest expense	5.3	6.2	(90)	5.7	6.6	(90)
Loss on extinguishment & modification of debt	—	—	—	—	0.1	(10)
Other (income) expense, net	—	—	—	—	—	—
Income from Continuing Operations Before Income Taxes	5.7	2.5	320	4.4	0.9	350
Provision (benefit) for income taxes	0.6	0.9	(30)	(4.6)	0.3	(490)
Income from Continuing Operations	5.1	1.6	350	9.0	0.6	840
Income from discontinued operations, net of tax	0.3	1.0	(70)	0.4	0.4	—
Net Income	5.4	2.6	280	9.4	1.0	840
Non-GAAP financial data:
Adjusted EBITDA	12.9%	11.9%	100	12.0%	11.1%	90
Adjusted net income	5.6%	3.8%	180	4.4%	2.6%	180

*  Not meaningful

Highlights

Net sales in second quarter 2015 increased $126 million, or 6.7%, as compared to second quarter 2014. In second quarter 2015, each of our three reportable segments realized increases in Net sales. Operating income in second quarter 2015 increased $59 million, or 36.2%, as compared to second quarter 2014. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $34 million, or 15.2%, in second quarter 2015 as compared to second quarter 2014. Net income in second quarter 2015 increased $61 million, to $109 million, compared to a Net income of $48 million in second quarter 2014. As of August 2, 2015, our liquidity was $1.5 billion. See “Liquidity and Capital Resources — External Financing” for further information.

In July 2015, the Company entered into a definitive agreement to sell its Power Solutions business, a leading provider of a diverse product and service offering serving investor owned utility, public power, construction and industrial markets. The transaction is expected to close in the third quarter of fiscal 2015 upon the satisfaction of customary closing conditions. In accordance with GAAP, the results of Power Solutions are reflected as discontinued operations for all periods presented.

As a result of the Power Solutions business unit sale, the company will evolve its talent alignment and functional support strategies. Consequently, the company expects to take a $10 million to $20 million charge over the next twelve months and expects a payback via a permanent reduction in cost over the next two years. This charge reflects the costs related primarily to severance, relocation and related costs.

Net sales

Net sales in second quarter 2015 increased $126 million, or 6.7%, compared to second quarter 2014 and $215 million, or 6.1%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014.

Each of our reportable segments experienced an increase in Net sales in second quarter 2015 and in the first six months of fiscal 2015 as compared to the same periods in fiscal 2014. Net sales increases, during the second quarter and first six months of fiscal 2015, were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. Growth initiatives contributed approximately $78 million and $158 million in the second quarter and the first six months of fiscal 2015, respectively. The Net sales increases were partially offset by an unfavorable Canadian exchange rate impact, primarily at HD Supply Canada, resulting in a $5 million and $9 million reduction to Net sales in the second quarter and first six months of fiscal 2015, respectively. Additionally, the first quarter of fiscal 2015 was negatively impacted by severe winter weather and the second quarter of fiscal 2015 was negatively impacted by historical flooding in Texas and other regions within the central U.S.

Gross profit

Gross profit increased $54 million, or 8.8%, during second quarter 2015 as compared to second quarter 2014 and $97 million, or 8.5%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014.

Each of our reportable segments experienced an increase in Gross profit in second quarter and in the first six months of fiscal 2015 as compared to the same periods in fiscal 2014. The Gross profit increases, in both periods, were primarily due to sales growth from initiatives and market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 70 basis points to 33.2% in both the second quarter and the first six months of fiscal 2015 as compared to 32.5% in both the second quarter and the first six months of fiscal 2014. The improvement in gross margin in both periods was primarily driven by our category management initiatives, localized field execution and mix of products and services.

Operating expenses

Operating expenses decreased $5 million, or 1.1%, during second quarter 2015 as compared to second quarter 2014 and $12 million, or 1.4%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014.

Selling, general and administrative expenses increased $24 million, or 6.1%, in second quarter 2015 as compared to second quarter 2014 and $44 million, or 5.8%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $26 million, or 48.1%, in second quarter 2015 as compared to second quarter 2014 and $50 million, or 47.2%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease in both periods was primarily a result of certain acquisitions-related intangible assets that became fully amortized during fiscal 2014. In addition, the second quarter and first six months of fiscal 2014 included $3 million and $6 million, respectively, of restructuring charges.

Operating expenses as a percentage of Net sales decreased approximately 170 basis points to 22.1%, in second quarter 2015 and approximately 180 basis points to 23.1% in the first six months of fiscal 2015 as compared to the same periods in 2014. The decrease in both periods was driven by a reduction in Depreciation and amortization expense as a percentage of Net sales, which decreased 150 basis points to 1.4% in second quarter 2015 as compared to second quarter 2014 and 150 basis points to 1.5% in the first six months of fiscal 2015 as compared to the same period in 2014.

Operating income

Operating income increased $59 million, or 36.2%, during second quarter 2015 as compared to second quarter 2014 and $109 million, or 40.7%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014.  The improvement in both periods was primarily due to higher Net sales, Gross profit and lower operating expenses as compared to the same periods in 2014.

Operating income as a percentage of Net sales increased approximately 240 basis points in second quarter 2015 as compared to second quarter 2014 and increased approximately 250 basis points in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The improvement in both periods was primarily driven by a reduction in Depreciation and amortization expense as a percentage of Net sales and improvements in gross margins.

Interest expense

Interest expense decreased $10 million, or 8.6%, during second quarter 2015 as compared to second quarter 2014 and $20 million, or 8.6%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease in both periods was due to a lower average interest rate, and to a lesser extent, a lower average outstanding balance.

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

Other (income) expense, net

During the second quarter of fiscal 2015 and the first six months of fiscal 2014, we incurred approximately $1 million, in each period, in fees and expenses related to Holdings’ secondary public offerings.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in second quarter of fiscal 2015 was an expense of $13 million compared to $16 million expense in second quarter of fiscal 2014. The provision for income taxes from continuing operations in the first six months of fiscal 2015 was a benefit of $170 million compared to $13 million expense in the first six months of fiscal 2014.

The effective rate for continuing operations for the second quarter and first six months of fiscal 2015 is an expense of 11.3% and benefit of 103.7%, respectively, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015, approval and finalization of the Tentative Settlement (as defined in “Note 10, Commitment and Contingencies,” in the Notes to the Consolidated Financial Statements within Item 1) by the Joint Committee of Taxation. In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for second quarter 2014 was a provision of 34.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  With the Company’s fiscal 2015 U.S. pretax income to date, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 U.S. pretax income, we believe it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s U.S. deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $34 million, or 15.2%, in second quarter 2015 as compared to second quarter 2014, and $56 million, or 14.4%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014.

Each of our reportable segments experienced an increase in Adjusted EBITDA in the second quarter and first six months of fiscal 2015 as compared to same periods in fiscal 2014.

The increase in Adjusted EBITDA in the second quarter and first six months of fiscal 2015 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points to 12.9% in second quarter 2015 as compared to second quarter 2014 and approximately 90 basis points to 12.0% in the first six months of fiscal 2015 as compared to the same period in fiscal 2014, the increase in both periods was primarily due to gross margin improvements and a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income increased $42 million, or 59.2%, in second quarter 2015 as compared to second quarter 2014 and $73 million, or 81.1%, in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The increase in Adjusted net income in both periods was attributable to the sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 2, 2015	August 3, 2014	(Decrease)		August 2, 2015	August 3, 2014	(Decrease)
Net sales	$733	$686	6.9%		$1,368	$1,290	6.0%
Operating income	$143	$104	37.5%		$252	$181	39.2%
% of Net sales	19.5%	15.2%	430	bps	18.4%	14.0%	440	bps
Depreciation and amortization	13	33	(60.6)%		26	65	(60.0)%
Restructuring	—	2	*		—	2	*
Adjusted EBITDA	$156	$139	12.2%		$278	$248	12.1%
% of Net sales	21.3%	20.3%	100	bps	20.3%	19.2%	110	bps

* Not meaningful

Net Sales

Net sales increased $47 million, or 6.9%, in second quarter 2015 as compared to second quarter 2014 and $78 million, or 6.0%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014.

The increases in Net sales, in both the second quarter and first six months of fiscal 2015, were primarily due to growth initiatives. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales in the second quarter and first six months of fiscal 2015 were positively impacted by favorable market conditions in the healthcare, hospitality and multifamily industries. Net sales increases in the first six months of fiscal 2015 were partially offset by the unfavorable weather impacts at the beginning of first quarter 2015.

Adjusted EBITDA

Adjusted EBITDA increased $17 million, or 12.2%, in second quarter 2015 as compared to second quarter 2014 and $30 million, or 12.1%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014.

The increase in both periods was primarily due to volume increases and operating leverage of fixed costs through sales volume increases and cost control efforts. The increase was partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth, and by other variable expenses driven by the volume increase.

Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in second quarter 2015 as compared to second quarter 2014 and increased approximately 110 basis points in the first six months of fiscal 2015 as compared to the same period of fiscal 2014. The increase in both periods was driven primarily by a decline in Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales declined approximately 90 basis points in second quarter 2015 and declined approximately 100 basis points in the first six months of fiscal 2015 as compared to the same periods of fiscal 2014. This improvement in both periods was primarily due to the leverage of fixed costs through sales volumes and cost control efforts.

Waterworks

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 2, 2015	August 3, 2014	(Decrease)		August 2, 2015	August 3, 2014	(Decrease)
Net sales	$702	$665	5.6%		$1,272	$1,216	4.6%
Operating income	$63	$53	18.9%		$105	$91	15.4%
% of Net sales	9.0%	8.0%	100	bps	8.3%	7.5%	80	bps
Depreciation and amortization	3	4	(25.0)%		6	7	(14.3)%
Adjusted EBITDA	$66	$57	15.8%		$111	$98	13.3%
% of Net sales	9.4%	8.6%	80	bps	8.7%	8.1%	60	bps

Net Sales

Net sales increased $37 million, or 5.6%, in second quarter 2015 as compared to second quarter 2014 and increased $56 million, or 4.6%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014.

Growth initiatives, including fusible piping solutions, meters, storm drainage, treatment plant, and new locations (“greenfields”), contributed to the increase in Net sales in second quarter 2015 and the first six months of fiscal 2015. Net sales in the second quarter and first six months of fiscal 2015 were also positively impacted by higher sales volume due to end-market improvements. Net sales in second quarter 2015 were negatively impacted by flooding in Texas, Oklahoma, and Arkansas, making it difficult to install underground water systems. Net sales in the first six months of fiscal 2015 were negatively impacted by severe winter weather, including frozen and wet ground in the first quarter of fiscal 2015.

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 15.8%, in second quarter 2015 as compared to second quarter 2014 and increased $13 million, or 13.3%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014.

The increase in both periods, as compared to the same periods of fiscal 2014, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel, related to growth initiative investments and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in second quarter 2015 and approximately 60 basis points in the first six months of fiscal 2015 as compared to the same periods of fiscal 2014. The improvement in both periods was primarily a result of improvements in gross margins due to product mix and our category management initiatives.

Construction & Industrial - White Cap

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 2, 2015	August 3, 2014	(Decrease)		August 2, 2015	August 3, 2014	(Decrease)
Net sales	$431	$389	10.8%		$819	$733	11.7%
Operating income	$36	$21	71.4%		$62	$32	93.8%
% of Net sales	8.4%	5.4%	300	bps	7.6%	4.4%	320	bps
Depreciation and amortization	7	12	(41.7)%		13	21	(38.1)%
Restructuring	—	—	—		—	2	*
Adjusted EBITDA	$43	$33	30.3%		$75	$55	36.4%
% of Net sales	10.0%	8.5%	150	bps	9.2%	7.5%	170	bps

* Not meaningful

Net Sales

Net sales increased $42 million, or 10.8%, in second quarter 2015 as compared to second quarter 2014 and increased $86 million, or 11.7%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014.

Growth initiatives contributed to the increase in the second quarter and first six months of fiscal 2015, driven by our greenfields, Managed Sales Approach (‘‘MSA’’) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales were positively impacted by improvements in both non-residential construction and the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $10 million, or 30.3%, in second quarter 2015 as compared to second quarter 2014 and increased $20 million, or 36.4%, in the first six months of 2015 as compared to the same period of fiscal 2014.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expense related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 150 basis points in second quarter 2015 as compared to second quarter 2014 and increased approximately 170 basis points in the first six months of fiscal 2015 as compared to the same period of fiscal 2014. The improvement in both periods was driven by improvements in gross margins and a decrease in Selling, general and administrative expenses as a percentage of Net sales of approximately 40 basis points and 50 basis points in the second quarter and first six months of fiscal 2015, respectively, due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first six months of fiscal 2015, the Company’s generation of cash was primarily driven by cash receipts from operations, net debt borrowings, and proceeds from stock option exercises, partially offset by the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of August 2, 2015, our combined liquidity of approximately $1,451 million was comprised of $169 million in cash and cash equivalents and $1,282 million of additional available borrowings (excluding $52 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Six Months Ended		Increase
Amounts in millions	August 2, 2015	August 3, 2014	(Decrease)

Operating activities	$98	$54	$44
Investing activities	(42)	(60)	18
Financing activities	29	119	(90)

Working capital

Working capital, excluding cash and cash equivalents, was $1,297 million as of August 2, 2015, increasing $88 million as compared to $1,209 million as of August 3, 2014. The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes, partially offset by an increase in Accounts Payable.

Operating activities

During the first six months of fiscal 2015 cash provided by operating activities was $98 million compared to $54 million in the first six months of fiscal 2014. Cash interest paid in the first six months of fiscal 2015 was $201 million, compared to $220 million in the first six months of fiscal 2014. The first six months of fiscal 2014 also included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Excluding the cash interest payments in both periods and original issue discount paid in fiscal 2014, cash flow from operating activities increased approximately $24 million in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014.

Investing activities

During the first six months of fiscal 2015, cash used in investing activities was $42 million as compared to $60 million in the first six months of fiscal 2014. Cash used in investing activities for both periods was primarily for capital expenditures.

Financing activities

During the first six months of fiscal 2015, cash provided by financing activities was $29 million, primarily due to net debt borrowings of $20 million and $41 million of proceeds from employee stock option exercises, partially offset by purchases of treasury shares of $31 million.

During the first six months of fiscal 2014, cash provided by financing activities was $119 million, due to net debt borrowings of $106 million and $33 million of proceeds from employee stock option exercises, partially offset by purchases of treasury shares of $15 million and payments for debt issuance and modification costs.

External Financing

As of August 2, 2015, we had an aggregate principal amount of $5.3 billion of outstanding debt, net of unamortized discounts of $12 million, and $1,334 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $52 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On August 13, 2015, HDS entered into an incremental amendment (the “Incremental Agreement”) to the credit agreement governing its existing Term Loan Facility, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the existing Term Loan Facility as of the date of the Incremental Agreement.  The new Term Loans will mature on the later date of August 13, 2021 and bear interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed Term Loans), with the LIBOR floor to remain at 1.00%. The new Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans’ maturity date. The Incremental Agreement also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of Term Loans being prepaid if, on or prior to February 13, 2016, the Company enters into certain repricing transactions. The amended Term Loan Facility will permit the Company to pay down certain existing junior debt with asset sale proceeds, including the expected proceeds of the recently announced sale of the Power Solutions business unit. The Company expects to use the Power Solutions net sale proceeds to redeem all of the outstanding 11% April 2012 Second Priority Notes.

In connection with the amendment, the Company expects to record a modification and extinguishment charge of approximately $20 million, which includes financing fees and other costs of approximately $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50,”Debt — Modifications and Extinguishments.”

For additional information, see “Note 4, Debt,” and “Note 14, Subsequent Event,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q

Rating agency actions

In August 2015, Moody’s Investors Service (‘‘Moody’s’’) upgraded HDS’s corporate family rating to B2, from B3, and revised its rating outlook to positive from stable. Moody’s cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody’s raised HDS’s Speculative Grade Liquidity Rating to SGL-2 from SGL-3, citing their expectations of higher results of free cash flows and the amount of revolving credit facility availability. Also in August 2015, Standard & Poor’s (“S&P”) raised HDS’s corporate credit rating to ‘B+’ from ‘B’. The S&P outlook remains stable.

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

Discontinued operations - In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.  During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The adoption required additional disclosures regarding the Company’s discontinued operations, but did not impact the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB decided on a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of August 2, 2015 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of August 2, 2015 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the government matters described below, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney’s Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the “United States”) entered into a civil settlement agreement in connection with the previously disclosed United States investigation of the Company related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc. Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company’s previously established reserve for such matter. In addition, the Company is currently in negotiations with the Federal Highway Administration (“FHWA”), an Operating Administration of the United States Department of Transportation, concerning the terms of an administrative settlement and compliance agreement related to the same conduct at issue in the United States investigation.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, for the fiscal year ended February 1, 2015.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our annual report on Form 10-K, for the fiscal year ended February 1, 2015 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

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

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2015 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May4 — May 31	275,500	$32.87	275,500	$1,858,556
June 1 — June 28	56,022	33.17	56,022	15,200,861
June 29 — August 2	348,000	35.03	348,000	8,314,806

Total	679,522	$34.00	679,522

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the first quarter of fiscal 2015, Holdings retired 591,431 shares of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amount of $17 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program previously authorized. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
10.1

Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lender parties thereto.

21.1	List of Subsidiaries

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3

Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 8, 2015	By:	/s/JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ EVAN J. LEVITT
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 8, 2015	By:	/s/JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ EVAN J. LEVITT
Evan J. Levitt
Senior Vice President and Chief Financial Officer