Form 10-Q
period 2015-11-01
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2015-12-08
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2015

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

HD Supply Holdings, Inc.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

HD Supply, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒

HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 4, 2015:

HD Supply Holdings, Inc.	200,136,455 shares of common stock, par value $0.01 per share

HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

•                  our ability to maintain profitability;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net Sales	$2,012	$1,914	$5,740	$5,427
Cost of sales	1,346	1,299	3,835	3,670
Gross Profit	666	615	1,905	1,757
Operating expenses:
Selling, general and administrative	405	390	1,211	1,152
Depreciation and amortization	28	46	84	152
Restructuring	4	—	4	6
Total operating expenses	437	436	1,299	1,310
Operating Income	229	179	606	447
Interest expense	99	115	311	347
Loss on extinguishment & modification of debt	100	—	100	2
Other (income) expense, net	—	(4)	1	(3)
Income from Continuing Operations Before Provision for Income Taxes	30	68	194	101
Provision (benefit) for income taxes	15	28	(155)	41
Income from Continuing Operations	15	40	349	60
Income from discontinued operations, net of tax	235	20	252	36
Net Income	$250	$60	$601	$96
Other comprehensive income (loss) — foreign currency translation adjustment	18	(3)	16	(1)
Total Comprehensive Income	$268	$57	$617	$95

Weighted Average Common Shares Outstanding (thousands)
Basic	197,529	194,288	196,589	193,806
Diluted	201,546	200,151	201,354	199,689

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.08	$0.21	$1.78	$0.31
Income from Discontinued Operations	$1.19	$0.10	$1.28	$0.19
Net Income	$1.27	$0.31	$3.06	$0.50

Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.07	$0.20	$1.73	$0.30
Income from Discontinued Operations	$1.17	$0.10	$1.25	$0.18
Net Income	$1.24	$0.30	$2.98	$0.48

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 1, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$77	$85
Receivables, less allowance for doubtful accounts of $13 and $14	1,092	868
Inventories	868	784
Deferred tax asset	4	9
Current assets of discontinued operations	—	509
Other current assets	37	43
Total current assets	2,078	2,298
Property and equipment, net	327	340
Goodwill	2,869	2,869
Intangible assets, net	134	145
Non-current assets of discontinued operations	—	295
Other assets	78	113
Total assets	$5,486	$6,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$651	$510
Accrued compensation and benefits	129	144
Current installments of long-term debt	9	34
Current liabilities of discontinued operations	—	217
Other current liabilities	188	230
Total current liabilities	977	1,135

Long-term debt, excluding current installments	4,385	5,223
Deferred tax liabilities	142	166
Other liabilities	108	296
Total liabilities	5,612	6,820

Stockholders’ equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 199.4 million and 196.0 million shares issued and outstanding at November 1, 2015 and February 1, 2015, respectively	2	2
Paid-in capital	3,887	3,818
Accumulated deficit	(4,002)	(4,540)
Accumulated other comprehensive loss	(12)	(28)
Treasury stock, at cost, 0.04 million and 0.4 million shares at November 1, 2015 and February 1, 2015, respectively	(1)	(12)
Total stockholders’ equity (deficit)	(126)	(760)
Total liabilities and stockholders’ equity (deficit)	$5,486	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 1, 2015	November 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$601	$96
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	187
Provision for uncollectibles	5	6
Non-cash interest expense	18	19
Payment of discounts upon extinguishment of debt	(12)	(1)
Loss on extinguishment & modification of debt	100	2
Gain on sale of business	(186)	—
Stock-based compensation expense	14	12
Deferred income taxes	(15)	43
Other	(2)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(248)	(264)
(Increase) decrease in inventories	(124)	(96)
(Increase) decrease in other current assets	4	26
Increase (decrease) in accounts payable and accrued liabilities	93	85
Increase (decrease) in other long-term liabilities	(181)	6
Net cash provided by (used in) operating activities	173	121
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61)	(92)
Proceeds from sales of property and equipment	2	3
Proceeds from sale of business, net	810	—
Net cash provided by (used in) investing activities	751	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	55	40
Purchase of treasury shares	(51)	(40)
Borrowings of long-term debt	287	20
Repayments of long-term debt	(1,150)	(27)
Borrowings on long-term revolver debt	784	524
Repayments on long-term revolver debt	(850)	(554)
Debt issuance and modification costs	(6)	(3)
Other financing activities	1	—
Net cash provided by (used in) financing activities	(930)	(40)
Effect of exchange rates on cash and cash equivalents	(2)	—
Increase (decrease) in cash and cash equivalents	$(8)	$(8)
Cash and cash equivalents at beginning of period	85	115
Cash and cash equivalents at end of period	$77	$107

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net Sales	$2,012	$1,914	$5,740	$5,427
Cost of sales	1,346	1,299	3,835	3,670
Gross Profit	666	615	1,905	1,757
Operating expenses:
Selling, general and administrative	405	390	1,211	1,152
Depreciation and amortization	28	46	84	152
Restructuring	4	—	4	6
Total operating expenses	437	436	1,299	1,310
Operating Income	229	179	606	447
Interest expense	99	115	311	347
Loss on extinguishment & modification of debt	100	—	100	2
Other (income) expense, net	—	(4)	1	(3)
Income from Continuing Operations Before Provision for Income Taxes	30	68	194	101
Provision (benefit) for income taxes	15	28	(155)	41
Income from Continuing Operations	15	40	349	60
Income from discontinued operations, net of tax	235	20	252	36
Net Income	$250	$60	$601	$96
Other comprehensive income (loss) — foreign currency translation adjustment	18	(3)	16	(1)
Total Comprehensive Income	$268	$57	$617	$95

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 1, 2015	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$73	$85
Receivables, less allowance for doubtful accounts of $13 and $14	1,092	868
Inventories	868	784
Deferred tax asset	4	9
Current assets of discontinued operations	—	509
Other current assets	37	43
Total current assets	2,074	2,298
Property and equipment, net	327	340
Goodwill	2,869	2,869
Intangible assets, net	134	145
Non-current assets of discontinued operations	—	295
Other assets	78	113
Total assets	$5,482	$6,060

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$651	$510
Accrued compensation and benefits	129	144
Current installments of long-term debt	9	34
Current liabilities of discontinued operations	—	217
Other current liabilities	186	230
Total current liabilities	975	1,135

Long-term debt, excluding current installments	4,385	5,223
Deferred tax liabilities	142	166
Other liabilities	108	296
Total liabilities	5,610	6,820

Stockholder’s equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Paid-in capital	3,783	3,768
Accumulated deficit	(3,899)	(4,500)
Accumulated other comprehensive loss	(12)	(28)
Total stockholder’s equity (deficit)	(128)	(760)
Total liabilities and stockholder’s equity (deficit)	$5,482	$6,060

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 1, 2015	November 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$601	$96
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	187
Provision for uncollectibles	5	6
Non-cash interest expense	18	19
Payment of discounts upon extinguishment of debt	(12)	(1)
Loss on extinguishment & modification of debt	100	2
Gain on sale of a business	(186)
Stock-based compensation expense	14	12
Deferred income taxes	(15)	43
Other	(2)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(248)	(264)
(Increase) decrease in inventories	(124)	(96)
(Increase) decrease in other current assets	4	26
Increase (decrease) in accounts payable and accrued liabilities	93	85
Increase (decrease) in other long-term liabilities	(181)	6
Net cash provided by (used in) operating activities	173	121
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61)	(92)
Proceeds from sales of property and equipment	2	3
Proceeds from sale of business, net	810	—
Net cash provided by (used in) investing activities	751	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	287	20
Repayments of long-term debt	(1,150)	(27)
Borrowings on long-term revolver debt	784	524
Repayments on long-term revolver debt	(850)	(554)
Debt issuance and modification costs	(6)	(3)
Other financing activities	1	—
Net cash provided by (used in) financing activities	(934)	(40)
Effect of exchange rates on cash and cash equivalents	(2)	—
Increase (decrease) in cash and cash equivalents	$(12)	$(8)
Cash and cash equivalents at beginning of period	85	111
Cash and cash equivalents at end of period	$73	$103

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 550 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes over 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended November 1, 2015 (“third quarter 2015”) and November 2, 2014 (“third quarter 2014”) both include 13 weeks. The nine months ended November 1, 2015 and November 2, 2014 both include 39 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At November 1, 2015 and February 1, 2015, self-insurance reserves totaled approximately $90 million and $92 million, respectively.

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

During the nine months ended November 2, 2014 and in connection with fiscal 2014 public offerings, the Company incurred $2 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

NOTE 3 — DISCONTINUED OPERATIONS

In October 2015, the Company completed the sale of its Power Solutions business. The Company received cash proceeds of approximately $810 million, net of $15 million of transaction costs. The Company realized approximately $20 million in cumulative currency translation losses related to the Canadian operations of the Power Solutions business unit. As a result of the sale, the Company recorded a $186 million pre-tax gain.

In January 2015, the Company completed the sale of substantially all of the assets of its Hardware Solutions business. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company’s HD Supply Canada business. During fiscal 2014, the Company finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” and Accounting Standards Update (“ASU”) 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity,” the results of Power Solutions are classified as a discontinued operation. The results of the Hardware Solutions and Litemor operations and the gains/losses on sales of the businesses are also

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net Sales	$367	$574	$1,391	$1,686
Cost of sales	313	463	1,185	1,364
Gross Profit	54	111	206	322
Operating expenses:
Selling, general and administrative	39	77	155	245
Depreciation and amortization	5	10	18	32
Restructuring	—	—	—	1
Total operating expenses	44	87	173	278
Gain on sale of business	186	—	186	—
Other (income) expense, net	3	—	3	—
Income before provision for income taxes	$193	$24	$216	$44
Provision (benefit) for income taxes	(42)	4	(36)	8
Income from discontinued operations, net of tax	$235	$20	$252	$36

At November 1, 2015 and February 1, 2015, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	November 1, 2015	February 1, 2015
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $1	$—	$221
Inventories	—	284
Other current assets	—	4
Total current assets	—	509
Goodwill	—	202
Intangible assets, net	—	55
Other non-current assets	—	38
Total assets of discontinued operations	$—	$804

Current liabilities:
Accounts payable	$—	$178
Accrued compensation and benefits	—	18
Other current liabilities	—	21
Total liabilities of discontinued operations	$—	$217

For the nine months ended November 1, 2015, net cash provided by operating and investing activities, related to discontinued operations, were approximately $30 million and $808 million, respectively. Fiscal 2015 investing activities are inclusive of $810 million of net sales proceeds related to the Power Solutions transaction. For the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nine months ended November 2, 2014, net cash provided by operating activities and used in investing activities, related to discontinued operations, were approximately $101 million and $16 million, respectively.

NOTE 4 — DEBT

HDS’s long-term debt as of November 1, 2015 and February 1, 2015 consisted of the following (dollars in millions):

	November 1, 2015		February 1, 2015
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$30	1.70	$96	2.02
Term Loans due 2021, net of unamortized discount of $11 million and $14 million	839	3.75	961	4.00
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2012 Second Priority Notes due 2020	—	—	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total long-term debt	$4,394		$5,257
Less current installments	(9)		(34)
Long-term debt, excluding current installments	$4,385		$5,223

(1)         Represents the stated rate of interest, without including the effect of discounts.

On October 13, 2015, HDS used proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal amount of its April 2012 Second Priority Notes, as defined below, and paid a $72 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $37 million of accrued but unpaid interest to the redemption date. As a result, the Company recorded an $80 million loss on extinguishment of debt, which includes the $72 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 13, 2015, HDS entered into an incremental amendment (the “Incremental Agreement”) to the credit agreement governing its Term Loan Facility, as defined below, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans (“Term Loans”), the proceeds of which, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the Term Loan Facility as of the date of the Incremental Agreement.  Pursuant to the Incremental Agreement, the Term Loans will mature on August 13, 2021 and bear interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed term loans), with the LIBOR floor to remain at 1.00%. The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans’ maturity date. The Incremental Agreement also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of Term Loans being prepaid if, on or prior to February 13, 2016, the Company enters into certain repricing transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the amendment, the Company recorded a modification and extinguishment charge of $20 million, which includes financing fees of $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 1, 2015, HDS had $1,225 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $44 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the agreement governing the Senior ABL Facility, based on the Average Daily Used Percentage (as defined in the agreement).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured Term Loan Facility (the “Term Loan Facility,” the term loans thereunder, the “Term Loans”) providing for Term Loans in an original aggregate principal amount of $850 million. The Term Loan Facility will mature on August 13, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility beginning December 2015 with the balance payable on the Term Loan Maturity Date. The Term Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with the LIBOR floor at 1.00%.

During the first quarter of fiscal 2015 and in accordance with the annual excess cash flow (“ECF”) provisions of the Term Loan Facility, the Company offered a prepayment of $34 million based on the ECF calculation for fiscal 2014.  The lenders in the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015. In accordance with the Incremental Agreement, the ECF provisions are applicable beginning with the fiscal year ending on or about February 1, 2017 (fiscal 2016) and each fiscal year thereafter. The ECF provision is not applicable to fiscal 2015.

For additional information on our Senior Credit Facilities, including guarantees and security, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, for the fiscal year ended February 1, 2015.

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

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral (as defined in the indenture governing the December 2014 First Priority Notes), in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all Capital Stock of HDS’s restricted subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets and Excluded Subsidiary Securities (each as defined in the indenture governing the December 2014 First Priority Notes and together the “Cash Flow Priority Collateral”).

The indenture governing the December 2014 First Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

For additional information on the December 2014 First Priority Notes, including guarantees and security, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, for the fiscal year ended February 1, 2015.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11% Senior Secured Second Priority Notes due 2020

HDS’s 11% Senior Secured Second Priority Notes due 2020 (the “April 2012 Second Priority Notes”) bore interest at 11% per annum and were set to mature on April 15, 2020.  Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the October 13, 2015 redemption.

Unsecured Notes

11.5% Senior Unsecured Notes due 2020

HDS’s 11.5% Senior Unsecured Notes due 2020 (the “October 2012 Senior Unsecured Notes”) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

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

7.5% Senior Unsecured Notes due 2020

HDS’s 7.5% Senior Unsecured Notes due 2020 (the “February 2013 Senior Unsecured Notes”) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. As of November 1, 2015, HDS was in compliance with all such covenants that were in effect on such date.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of November 1, 2015 and February 1, 2015 (amounts in millions):

	As of November 1, 2015		As of February 1, 2015
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$30	$30	$96	$95
Term Loans and Notes	4,375	4,652	5,175	5,504
Total	$4,405	$4,682	$5,271	$5,599

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

NOTE 6 — INCOME TAXES

The Company’s combined federal, state, and foreign effective tax rate for continuing operations for the first nine months of fiscal 2015 is an 80% benefit. The benefit was mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in “Note 10, Commitment and Contingencies”) by the Joint Committee of Taxation.  In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

An increase in U.S. pre-tax book income resulted in the utilization of net deferred tax assets including U.S. tax net operating losses that were subject to a valuation allowance. The overall decrease in the valuation allowance was partially offset by an increase of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” that it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill. During the three and nine months ended November 1, 2015, the impact of the tax amortization of the indefinite lived intangibles on tax expense was an $11 million and $26 million increase, respectively.

As of February 1, 2015, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $187 million. During the nine months ended November 1,

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2015, the Company’s unrecognized tax benefits decreased by $179 million to $8 million primarily driven by IRS and state audit settlements. During the three and nine months ended November 1, 2015, the Company’s interest accrual related to unrecognized tax benefits remained unchanged.  The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of February 1, 2015 was $29 million and decreased to $1 million as of November 1, 2015.  As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments. Over the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by up to $1 million.

At November 1, 2015 and February 1, 2015, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $845 million and $1,013 million, respectively. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through fiscal 2013, the Company’s history of U.S. operating losses limited the weight applied to other subjective evidence such as the Company’s projections for future profitability.  With the Company’s fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 and fiscal 2016 U.S. pretax income, management believes it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of the valuation allowance on the Company’s U.S. deferred tax assets.

See “Note 10, Commitments and Contingencies,” for discussion of the IRS audit of the Company’s U.S. federal income tax returns.

NOTE 7—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for HD Supply Holdings, Inc.

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 1, 2015 and November 2, 2014 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Weighted average common shares	197,529	194,288	196,589	193,806
Effect of potentially dilutive securities:
Stock plans	4,017	5,863	4,765	5,883
Diluted weighted average common shares	201,546	200,151	201,354	199,689

Stock plan securities excluded from dilution (1)	49	50	719	429

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	November 1, 2015	February 1, 2015
Trade receivables, net of allowance for doubtful accounts	$1,001	$784
Vendor rebate receivables	77	75
Other receivables	14	9
Total receivables, net	$1,092	$868

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	November 1, 2015	February 1, 2015	November 1, 2015	February 1, 2015
Accrued interest	$37	$98	$37	$98
Accrued non-income taxes	45	29	45	29
Other	106	103	104	103
Total other current liabilities	$188	$230	$186	$230

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended November 1, 2015 and November 2, 2014 was $354 million and $426 million, respectively. During the nine months ended November 1, 2015, the Company paid $12 million of original issue discounts related to the portion of the August 2015 Term Loan amendment considered an extinguishment under ASC 470-50,”Debt — Modifications and Extinguishments.” Additionally, during the nine months ended November 2, 2014, the Company paid $1 million of original issue discounts related to the portion of the February 2014 Term Loan amendment considered an extinguishment under ASC 470-50.

Cash paid for income taxes, net of refunds, in the nine months ended November 1, 2015 and November 2, 2014 was approximately $14 million and $37 million, respectively.

Significant Non-Cash Transactions

During the three and nine months ended November 1, 2015, Holdings retired 1,384,622 and 1,976,053 shares, respectively, of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amounts of $46 million and $63 million, respectively. All of these shares were repurchased by Holdings pursuant to the share repurchase program previously authorized.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 9—RESTRUCTURING ACTIVITIES

As a result of the sale of the Power Solutions business unit, management evaluated the Company’s talent alignment and functional support strategies.  Consequently, the Company expects to take a $10 million to $20 million charge over the next twelve months and expects a payback via a permanent reduction in cost over the next two years. This charge reflects costs primarily for severance, relocation and related costs.  During the three and nine months ended November 1, 2015, the Company recorded $4 million of the expected charges, primarily related to severance and other employee-related costs at Facilities Maintenance and Waterworks.  Payments for these initial charges are expected to be substantially complete in the next twelve months.  As of November 1,

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2015, the liability balances for these restructuring activities was $4 million and is included in Other current liabilities in the Consolidated Balance Sheets.

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

Legal Matters

On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney’s Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the “United States”) entered into a civil settlement agreement in connection with the previously disclosed investigation of the Company by the United States related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc. Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company’s previously established reserve for such matter.

In addition, on September 21, 2015, the Company entered into an Administrative Settlement and Compliance Agreement (the “AS&C Agreement”) with the Federal Highway Administration (“FHWA”), an Operating Administration of the United States Department of Transportation, related to the same conduct at issue in the United States investigation. Under the terms of the agreement, which will be effective for a period of three years, HD Supply Waterworks has agreed to undertake, and has already undertaken, certain remedial measures, including (a) commitment to continue to be bound by its Code of Business Conduct and Ethics; (b) a Corporate

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compliance Program; (c) appointment of a Corporate Compliance Officer who was not involved in the conduct at issue in the United States investigation; and (d) retention of an independent monitor to evaluate Waterworks’ performance of the AS&C Agreement and to submit periodic reports directly to FHWA. In exchange, the FHWA has agreed not to initiate or pursue any suspension or debarment action against HD Supply Waterworks, the Company, or their affiliated entities, based on the conduct at issue in the United States investigation unless HD Supply Waterworks materially breaches the AS&C Agreement. While the Company believes that HD Supply Waterworks will not materially breach its obligations under the AS&C Agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters, including the government matters described above, are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters, if disposed of unfavorably to the Company, are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

NOTE 11 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support. The Company determines its reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial - White Cap	Corporate & Other	Total Continuing Operations

Three Months Ended November 1, 2015
Net Sales	$716	$705	$451	$140	$2,012
Adjusted EBITDA	149	70	48	(2)	265
Depreciation(1) & Software Amortization	11	3	5	6	25
Other Intangible Amortization	1	1	1	1	4
Three Months Ended November 2, 2014
Net Sales	$660	$695	$411	$148	$1,914
Adjusted EBITDA	139	64	35	(8)	230
Depreciation(1) & Software Amortization	12	2	5	8	27
Other Intangible Amortization	16	1	4	—	21

Nine Months Ended November 1, 2015
Net Sales	$2,084	$1,977	$1,270	$409	$5,740
Adjusted EBITDA	427	181	123	(20)	711
Depreciation(1) & Software Amortization	34	8	18	17	77
Other Intangible Amortization	4	2	1	4	11
Nine Months Ended November 2, 2014
Net Sales	$1,950	$1,911	$1,144	$422	$5,427
Adjusted EBITDA	387	162	90	(19)	620
Depreciation(1) & Software Amortization	37	7	16	20	80
Other Intangible Amortization	56	3	14	3	76

(1)                           Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014

Total Adjusted EBITDA	$265	$230	$711	$620
Depreciation and amortization (1)	29	48	88	156
Stock-based compensation	4	3	14	12
Restructuring	4	—	4	6
Other	(1)	—	(1)	(1)
Operating income	229	179	606	447
Interest expense, net	99	115	311	347
Loss on extinguishment & modification of debt (2)	100	—	100	2
Other (income) expense, net (3)	—	(4)	1	(3)
Income from Continuing Operations Before Provision for Income Taxes	30	68	194	101
Provision (benefit) for income taxes (4)	15	28	(155)	41
Income from continuing operations	15	40	349	60
Income from discontinued operations, net of tax	235	20	252	36
Net Income	$250	$60	$601	$96

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

(3)         Represents the costs expensed in connection with secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders.

(4)         During the nine months ended November 1, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” for discussion of the IRS audit settlement.

NOTE 12—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding December 2014 First Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the “Notes”), which are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

(ii)                      at any time that such Subsidiary Guarantor is released from all of its obligations under all of its guarantees of payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the Senior ABL Facility;

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

In addition, HDS has the right, upon 30 days’ notice to the applicable trustee, to cause any Subsidiary Guarantor that has not guaranteed payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the Senior ABL Facility to be unconditionally released from all obligations under its Subsidiary Guarantee, and such Subsidiary Guarantee shall thereupon terminate and be discharged and of no further force or effect.

In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income, the condensed balance sheets, and the condensed statements of cash flows for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$1,982	$31	$(1)	$2,012
Cost of sales	—	1,330	16	—	1,346
Gross Profit	—	652	15	(1)	666
Operating expenses:
Selling, general and administrative	17	378	11	(1)	405
Depreciation and amortization	4	24	—	—	28
Restructuring Charge	—	4	—	—	4
Total operating expenses	21	406	11	(1)	437
Operating Income (Loss)	(21)	246	4	—	229
Interest expense	100	61	—	(62)	99
Interest (income)	(60)	(2)	—	62	—
Loss on extinguishment & modification of debt	100	—	—	—	100
Other (income) expense, net	—	—	—	—	—
Net (earnings) loss of equity affiliates	(343)	—	—	343	—
Income From Continuing Operations Before Provision (Benefit) for Income Taxes	182	187	4	(343)	30
Provision (benefit) for income taxes	157	(145)	3	—	15
Income from Continuing Operations	25	332	1	(343)	15
Income (loss) from discontinued operations, net of tax	225	13	(3)	—	235
Net Income (Loss)	$250	$345	$(2)	$(343)	$250
Other comprehensive income (loss) — foreign currency translation adjustment	18	—	18	(18)	18
Total Comprehensive Income (Loss)	$268	$345	$16	$(361)	$268

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Three Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$1,881	$35	$(2)	$1,914
Cost of sales	—	1,282	18	(1)	1,299
Gross Profit	—	599	17	(1)	615
Operating expenses:
Selling, general and administrative	20	356	14	—	390
Depreciation and amortization	3	42	1	—	46
Total operating expenses	23	398	15	—	436
Operating Income (Loss)	(23)	201	2	(1)	179
Interest expense	117	61	—	(63)	115
Interest (income)	(59)	(3)	—	62	—
Other (income) expense, net	(4)	—	—	—	(4)
Net (earnings) loss of equity affiliates	(105)	—	—	105	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	28	143	2	(105)	68
Provision (benefit) for income taxes	(33)	62	(1)	—	28
Income (Loss) from Continuing Operations	61	81	3	(105)	40
Income (loss) from discontinued operations, net of tax	(1)	19	2	—	20
Net Income (Loss)	$60	$100	$5	$(105)	$60
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$57	$100	$2	$(102)	$57

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$5,648	$94	$(2)	$5,740
Cost of sales	—	3,786	50	(1)	3,835
Gross Profit	—	1,862	44	(1)	1,905
Operating expenses:
Selling, general and administrative	60	1,118	34	(1)	1,211
Depreciation and amortization	11	72	1	—	84
Restructuring charge	—	4	—	—	4
Total operating expenses	71	1,194	35	(1)	1,299
Operating Income (Loss)	(71)	668	9	—	606
Interest expense	315	182	—	(186)	311
Interest (income)	(182)	(4)	—	186	—
Loss on extinguishment & modification of debt	100	—	—	—	100
Other (income) expense, net	1	—	—	—	1
Net (earnings) loss of equity affiliates	(493)	—	—	493	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	188	490	9	(493)	194
Provision (benefit) for income taxes	(188)	29	4	—	(155)
Income (Loss) from Continuing Operations	376	461	5	(493)	349
Income from discontinued operations, net of tax	225	22	5	—	252
Net Income (Loss)	$601	$483	$10	$(493)	$601
Other comprehensive income (loss) — foreign currency translation adjustment	16	—	16	(16)	16
Total Comprehensive Income (Loss)	$617	$483	$26	$(509)	$617

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS

Net Sales	$—	$5,329	$100	$(2)	$5,427
Cost of sales	—	3,616	55	(1)	3,670
Gross Profit	—	1,713	45	(1)	1,757
Operating expenses:
Selling, general and administrative	53	1,061	39	(1)	1,152
Depreciation and amortization	12	139	1	—	152
Restructuring	1	5	—	—	6
Total operating expenses	66	1,205	40	(1)	1,310
Operating Income (Loss)	(66)	508	5	—	447
Interest expense	349	182	—	(184)	347
Interest (income)	(181)	(3)	—	184	—
Loss on extinguishment & modification of debt	2	—	—	—	2
Other (income) expense, net	(3)	—	—	—	(3)
Net (earnings) loss of equity affiliates	(234)	—	—	234	—
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	1	329	5	(234)	101
Provision (benefit) for income taxes	(101)	143	(1)	—	41
Income (Loss) from Continuing Operations	102	186	6	(234)	60
Income (loss) from discontinued operations, net of tax	(6)	44	(2)	—	36
Net Income (Loss)	$96	$230	$4	$(234)	$96
Other comprehensive income (loss) — foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$95	$230	$3	$(233)	$95

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

ASSETS
Current assets:
Cash and cash equivalents	$43	$18	$12	$—	$73
Receivables, net	4	1,069	19	—	1,092
Inventories	—	848	20	—	868
Deferred tax asset	—	57	2	(55)	4
Other current assets	11	25	1	—	37
Total current assets	58	2,017	54	(55)	2,074
Property and equipment, net	48	276	3	—	327
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	132	2	—	134
Deferred tax asset	—	—	1	—	1
Investment in subsidiaries	2,740	—	—	(2,740)	—
Intercompany notes receivable	2,192	594	—	(2,786)	—
Other assets	74	3	—	—	77
Total assets	$5,112	$5,891	$60	$(5,581)	$5,482

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10	$627	$14	$—	$651
Accrued compensation and benefits	38	89	2	—	129
Current installments of long-term debt	9	—	—	—	9
Deferred tax liabilities	55	—	—	(55)	—
Other current liabilities	57	120	9	—	186
Total current liabilities	169	836	25	(55)	975

Long-term debt, excluding current installments	4,385	—	—	—	4,385
Deferred tax liabilities	13	129	—	—	142
Intercompany notes payable	594	2,192	—	(2,786)	—
Other liabilities	79	26	3	—	108
Total liabilities	5,240	3,183	28	(2,841)	5,610

Stockholder’s equity (deficit)	(128)	2,708	32	(2,740)	(128)
Total liabilities and stockholder’s equity (deficit)	$5,112	$5,891	$60	$(5,581)	$5,482

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

Net cash flows from operating activities	$130	$29	$14	$—	$173
Cash flows from investing activities
Capital expenditures	(9)	(52)	—	—	(61)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from sale of a business	810	—	—	—	810
Investments in equity affiliates - Return of capital	34	—	—	(34)	—
Proceeds from (payments of) intercompany notes	—	16	—	(16)	—
Other investing activities	—	—	—	—	—
Net cash flows from investing activities	835	(34)	—	(50)	751
Cash flows from financing activities
Equity contribution (return of capital)	—	(2)	(32)	34	—
Borrowings from (repayments to) intercompany notes	(16)	—	—	16	—
Borrowings of long-term debt	287	—	—	—	287
Repayments of long-term debt	(1,150)	—	—	—	(1,150)
Borrowings on long-term revolver	784	—	—	—	784
Repayments on long-term revolver	(850)	—	—	—	(850)
Debt issuance and modification fees	(6)	—	—	—	(6)
Other financing activities	1	—	—	—	1
Net cash flows from financing activities	(950)	(2)	(32)	50	(934)
Effect of exchange rates on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash & cash equivalents	$15	$(7)	$(20)	$—	$(12)
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$43	$18	$12	$—	$73

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Nine Months Ended November 2, 2014
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS

Net cash flows from operating activities	$41	$55	$25	$—	$121
Cash flows from investing activities
Capital expenditures	(11)	(79)	(2)	—	(92)
Investments in equity affiliates - Return of capital	27	—	—	(27)	—
Proceeds from sale of property and equipment	—	3	—	—	3
Proceeds from (payments of) intercompany notes	—	25	—	(25)	—
Other investing activities	1	—	—	(1)	—
Net cash flows from investing activities	17	(51)	(2)	(53)	(89)
Cash flows from financing activities
Equity contribution (return of capital)	—	—	(27)	27	—
Borrowings (repayments) of intercompany notes	(25)	—	—	25	—
Borrowings of long-term debt	20	—	—	—	20
Repayments of long-term debt	(27)	—	—	—	(27)
Borrowings on long-term revolver	524	—	—	—	524
Repayments of long-term revolver	(554)	—	—	—	(554)
Debt issuance and modification fees	(3)	—	—	—	(3)
Other financing activities	(1)		—	1	—
Net cash flows from financing activities	(66)	—	(27)	53	(40)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(8)	$4	$(4)	$—	$(8)
Cash and cash equivalents at beginning of period	53	17	41	—	111
Cash and cash equivalents at end of period	$45	$21	$37	$—	$103

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

Inventory — In July 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Interest — imputation of interest - In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The update requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The ASU’s are effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted. The adoptions of the ASU’s are not expected to have a material impact on the Company’s financial position or results of operations.

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

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Holdings, together with its direct and indirect subsidiaries, including HDS, is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 550 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes over 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

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

During the nine months ended November 2, 2014 and in connection with fiscal 2014 public offerings, the Company incurred $2 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income.

Discontinued operations

In October 2015, the Company completed the sale of its Power Solutions business. The Company received cash proceeds of approximately $810 million, net of $15 million of transaction costs and subject to post-closing working capital adjustments. As a result of the sale, the Company recorded a $186 million pre-tax gain.

In January 2015, the Company completed the sale of substantially all of the assets of its Hardware Solutions business. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”) both include 52 weeks.  The three months ended November 1, 2015 (“third quarter 2015”) and November 2, 2014 (“third quarter 2014”) both include 13 weeks. The nine months ended November 1, 2015 and November 2, 2014 both include 39 weeks.

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

Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is defined in HDS’s Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended February 1, 2015.

Adjusted EBITDA and Adjusted net income have limitations as analytical tools and should not be considered in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net income	$250	$60	$601	$96
Less income from discontinued operations, net of tax	235	20	252	36
Income from continuing operations	$15	$40	$349	$60
Interest expense	99	115	311	347
Depreciation and amortization (1)	29	48	88	156
Provision (benefit) for income taxes (2)	15	28	(155)	41
Stock-based compensation	4	3	14	12
Restructuring (3)	4	—	4	6
Loss on extinguishment & modification of debt (4)	100	—	100	2
Costs related to public offerings (5)	—	1	1	2
Other	(1)	(5)	(1)	(6)
Adjusted EBITDA	$265	$230	$711	$620

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         During the nine months ended November 1, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for discussion of the IRS audit settlement.

(3)         Represents severance, relocation costs, and other costs incurred to strategically align the Company’s workforce.

(4)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(5)         Represents the costs expensed in connection with secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders.

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net income	$250	$60	$601	$96
Less income from discontinued operations, net of tax	235	20	252	36
Income from continuing operations	15	40	349	60
Provision (benefit) for income taxes (1)	15	28	(155)	41
Cash paid for income taxes	(5)	(3)	(14)	(10)
Amortization of acquisition-related intangible assets (other than software)	4	21	11	76
Restructuring (2)	4	—	4	6
Loss on extinguishment & modification of debt (3)	100	—	100	2
Costs related to public offerings (4)	—	1	1	2
Other	—	(5)	—	(5)
Adjusted net income	$133	$82	$296	$172

(1)         During the nine months ended November 1, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 6, Income Taxes” and “Note 10, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for discussion of the IRS audit settlement.

(2)         Represents severance, relocation costs, and other costs incurred to strategically align the Company’s workforce.

(3)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(4)         Represents the costs expensed in connection with secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	November 1, 2015	November 2, 2014	Increase (Decrease)	November 1, 2015	November 2, 2014	Increase (Decrease)
Net Sales	$2,012	$1,914	5.1%	$5,740	$5,427	5.8%
Gross Profit	666	615	8.3	1,905	1,757	8.4
Operating expenses:
Selling, general and administrative	405	390	3.8	1,211	1,152	5.1
Depreciation and amortization	28	46	(39.1)	84	152	(44.7)
Restructuring	4	—	*	4	6	(33.3)
Total operating expenses	437	436	0.2	1,299	1,310	(0.8)
Operating Income	229	179	27.9	606	447	35.6
Interest expense	99	115	(13.9)	311	347	(10.4)
Loss on extinguishment & modification of debt	100	—	*	100	2	*
Other (income) expense, net	—	(4)	*	1	(3)	*
Income from Continuing Operations Before Income Taxes	30	68	(55.9)	194	101	92.1
Provision (benefit) for income taxes	15	28	(46.4)	(155)	41	*
Income from Continuing Operations	15	40	(62.5)	349	60	*
Income from discontinued operations, net of tax	235	20	*	252	36	*
Net Income	$250	$60	*	$601	$96	*
Non-GAAP financial data:
Adjusted EBITDA	$265	$230	15.2%	$711	$620	14.7%
Adjusted net income	$133	$82	62.2%	$296	$172	72.1%

* Not meaningful

	% of Net Sales		Basis Point	% of Net Sales		Basis Point
	Three Months Ended		Increase	Nine Months Ended		Increase
	November 1, 2015	November 2, 2014	(Decrease)	November 1, 2015	November 2, 2014	(Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	33.1	32.1	100	33.2	32.4	80
Operating expenses:
Selling, general and administrative	20.1	20.4	(30)	21.1	21.2	(10)
Depreciation and amortization	1.4	2.3	(90)	1.5	2.8	(130)
Restructuring	0.2	—	20	—	0.2	(20)
Total operating expenses	21.7	22.7	(100)	22.6	24.2	(160)
Operating Income	11.4	9.4	200	10.6	8.2	240
Interest expense	4.9	6.0	(110)	5.4	6.4	(100)
Loss on extinguishment & modification of debt	5.0	—	500	1.8	—	180
Other (income) expense, net	—	(0.2)	20	—	—	10
Income from Continuing Operations Before Income Taxes	1.5	3.6	(210)	3.4	1.9	150
Provision (benefit) for income taxes	0.7	1.5	(80)	(2.7)	0.7	(350)
Income from Continuing Operations	0.8	2.0	(130)	6.1	1.1	500
Income from discontinued operations, net of tax	11.7	1.0	1,070	4.4	0.7	370
Net Income	12.4	3.1	930	10.5	1.8	870
Non-GAAP financial data:
Adjusted EBITDA	13.2%	12.0%	120	12.4%	11.4%	100
Adjusted net income	6.6%	4.3%	230	5.2%	3.2%	200

*  Not meaningful

Highlights

Net sales in third quarter 2015 increased $98 million, or 5.1%, as compared to third quarter 2014. In third quarter 2015, each of our three reportable segments realized increases in Net sales. Operating income in third quarter 2015 increased $50 million, or 27.9%, as compared to third quarter 2014. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $35 million, or 15.2%, in third quarter 2015 as compared to third quarter 2014. Net income in third quarter 2015 increased $190 million, to $250 million, compared to a Net income of $60 million in third quarter 2014. Adjusted net income in third quarter 2015 increased $51 million, or 62.2%, as compared to third quarter 2014. As of November 1, 2015, our liquidity was $1.3 billion. See “Liquidity and Capital Resources — External Financing” for further information.

In October 2015, the Company completed the sale of its Power Solutions business, a leading provider of a diverse product and service offering serving investor owned utility, public power, construction and industrial markets. The Company received cash proceeds of approximately $810 million, net of $15 million of transaction costs and subject to post-closing working capital adjustments. As a result of the sale, the Company recorded a $186 million pre-tax gain, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations.

For additional information, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

As a result of the sale of the Power Solutions business unit, management evaluated the Company’s talent alignment and functional support strategies.  Consequently, the Company expects to take a $10 million to $20 million charge over the next twelve months and expects a payback via a permanent reduction in cost over the next two years. This charge reflects costs primarily for severance, relocation and related costs.  During the three and nine months ended November 1, 2015, the Company recorded $4 million of the expected charges, primarily related to severance and other employee-related costs at Facilities Maintenance and Waterworks.  Payments for these initial charges are expected to be substantially complete in the next twelve months.

For additional information, see “Note 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in third quarter 2015 increased $98 million, or 5.1%, compared to third quarter 2014 and $313 million, or 5.8%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014.

Each of our reportable segments experienced an increase in Net sales in third quarter 2015 and in the first nine months of fiscal 2015 as compared to the same periods in fiscal 2014. Net sales increases, during the third quarter and first nine months of fiscal 2015, were primarily due to growth initiatives at each of our businesses and increases in market volume. Growth initiatives contributed approximately $60 million and $195 million in the third quarter and the first nine months of fiscal 2015, respectively. The Net sales increases were partially offset by the impact of an unfavorable Canadian exchange rate, primarily at HD Supply Canada, resulting in a $6 million and $15 million reduction to Net sales in the third quarter and first nine months of fiscal 2015, respectively. Additionally, the first quarter of fiscal 2015 was negatively impacted by severe winter weather and the second quarter of fiscal 2015 was negatively impacted by historical flooding in Texas and other regions within the central U.S.

Gross profit

Gross profit increased $51 million, or 8.3%, during third quarter 2015 as compared to third quarter 2014 and $148 million, or 8.4%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014.

Each of our reportable segments experienced an increase in Gross profit in third quarter and in the first nine months of fiscal 2015 as compared to the same periods in fiscal 2014. The Gross profit increases, in both periods, were primarily due to sales growth from initiatives and market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 100 basis points to 33.1% in the third quarter 2015 as compared to 32.1% in third quarter 2014 and increased approximately 80 basis points to 33.2% in the first nine months of fiscal 2015 as compared to 32.4% in the first nine months of fiscal 2014. The improvement in gross margin in both periods was primarily driven by our category management initiatives, localized field execution and a favorable mix of products and services.

Operating expenses

Operating expenses increased $1 million, or 0.2%, during third quarter 2015 as compared to third quarter 2014 and decreased $11 million, or 0.8%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014.

Selling, general and administrative expenses increased $15 million, or 3.8%, in third quarter 2015 as compared to third quarter 2014 and increased $59 million, or 5.1%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The increase in the both periods was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $18 million, or 39.1%, in third quarter 2015 as compared to third quarter 2014 and $68 million, or 44.7%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease in both periods was primarily a result of certain acquisitions-related intangible assets that became fully amortized during fiscal 2014.

Operating expenses as a percentage of Net sales decreased approximately 100 basis points to 21.7%, in third quarter 2015 and approximately 160 basis points to 22.6% in the first nine months of fiscal 2015 as compared to the same periods in 2014. The decrease in both periods was driven by a reduction in Depreciation and amortization expense as a percentage of Net sales, which decreased 90 basis points to 1.4% in third quarter 2015 as compared to third quarter 2014 and 130 basis points to 1.5% in the first nine months of fiscal 2015 as compared to the same period in 2014. In addition, Selling, general & administrative expenses as a percentage of net sales decreased approximately 30 basis points and 10 basis points in third quarter 2015 and the first nine months of fiscal 2015, respectively, as compared to the same periods in fiscal 2014.

Operating income

Operating income increased $50 million, or 27.9%, during third quarter 2015 as compared to third quarter 2014 and $159 million, or 35.6%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014.  The improvement in both periods was primarily due to higher Net sales, Gross profit and lower operating expenses as compared to the same periods in fiscal 2014.

Operating income as a percentage of Net sales increased approximately 200 basis points in third quarter 2015 as compared to third quarter 2014 and increased approximately 240 basis points in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The improvement in both periods was primarily driven by a reduction in Depreciation and amortization expense as a percentage of Net sales and improvements in gross margins.

Interest expense

Interest expense decreased $16 million, or 13.9%, during third quarter 2015 as compared to third quarter 2014 and $36 million, or 10.4%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease in both periods was due to a lower average interest rate, and to a lesser extent, a lower average outstanding balance.

Loss on extinguishment & modification of debt

During third quarter 2015 and the first nine months of fiscal 2015, our debt refinancing and redemption activities resulted in charges of $100 million. These charges were recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

On October 13, 2015, HDS redeemed all of the outstanding $675 million aggregate principal of its April 2012 Second Priority Notes incurring an $80 million loss on extinguishment of debt, which includes a $72 million make-whole premium payment and a write-off of $8 million of unamortized deferred debt costs.

On August 13, 2015, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points with the LIBOR floor to remain at 1.00%. The amendment also extended the maturity of the term loans by approximately three years, to August 13, 2021. See “Liquidity and capital resources — External Financing” for further information.

As a result of the amendment, the Company recorded a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt costs for the portion of the amendment considered an extinguishment in accordance with GAAP.

On February 6, 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also extended the maturity of the then-outstanding term loans by approximately nine months, to June 28, 2018.

As a result of the amendment, the Company recorded a $2 million loss on extinguishment and modification, which included a $1 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt costs for the portion of the amendment considered an extinguishment in accordance with GAAP.

Other (income) expense, net

During the first nine months of fiscal 2015, we incurred approximately $1 million in fees and expenses related to secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders. During third quarter 2014 and the first nine months of fiscal 2014, we incurred approximately $1 million, and $2 million, respectively, in fees and expenses related to secondary offerings of Holding’s common stock by certain of Holdings’ stockholders.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in third quarter of fiscal 2015 was an expense of $15 million compared to $28 million expense in third quarter of fiscal 2014. The provision for income taxes from continuing operations in the first nine months of fiscal 2015 was a benefit of $155 million compared to $41 million expense in the first nine months of fiscal 2014.

The effective rate for continuing operations for the third quarter and first nine months of fiscal 2015 is an expense of 52.1% and benefit of 80%, respectively, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the February 19, 2015, approval and finalization of the Tentative Settlement (as defined in “Note 10, Commitment and Contingencies,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q) by the Joint Committee of Taxation.  In addition, the Company’s rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations for the third quarter and first nine months of fiscal 2014 was an expense of 40.7% and an expense of 40.2%, respectively, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  With the Company’s fiscal 2014 U.S. pretax income, long carryforward periods in its U.S. federal tax losses and similar carryforward periods in a significant portion of its state tax losses, and projected fiscal 2015 and fiscal 2016 U.S. pretax income, we believe it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s U.S. deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $35 million, or 15.2%, in third quarter 2015 as compared to third quarter 2014, and $91 million, or 14.7%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. Each of our reportable segments experienced an increase in Adjusted EBITDA in the third quarter and first nine months of fiscal 2015 as compared to same periods in fiscal 2014.

The increase in Adjusted EBITDA in the third quarter and first nine months of fiscal 2015 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points to 13.2% in third quarter 2015 as compared to third quarter 2014 and approximately 100 basis points to 12.4% in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014, the increase in both periods was primarily due to gross margin improvements and a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income increased $51 million, or 62.2%, in third quarter 2015 as compared to third quarter 2014 and $124 million, or 72.1%, in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The increase in Adjusted net income in both periods was attributable to the sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
Dollars in millions	November 1, 2015	November 2, 2014	Increase (Decrease)		November 1, 2015	November 2, 2014	Increase (Decrease)
Net sales	$716	$660	8.5%		$2,084	$1,950	6.9%
Operating income	$134	$111	20.7%		$386	$292	32.2%
% of Net sales	18.7%	16.8%	190	bps	18.5%	15.0%	350	bps
Depreciation and amortization	12	28	-57.1%		38	93	-59.1%
Restructuring	3	—	*		3	2	*
Adjusted EBITDA	$149	$139	7.2%		$427	$387	10.3%
% of Net sales	20.8%	21.1%	-30	bps	20.5%	19.8%	70	bps

* Not meaningful

Net Sales

Net sales increased $56 million, or 8.5%, in third quarter 2015 as compared to third quarter 2014 and $134 million, or 6.9%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

The increases in Net sales, in both the third quarter and first nine months of fiscal 2015, were primarily due to growth initiatives. These growth initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales in the third quarter and first nine months of fiscal 2015 were positively impacted by favorable market conditions in the healthcare, hospitality and multifamily industries. Net sales increases in the first nine months of fiscal 2015 were partially offset by the unfavorable weather impacts at the beginning of first quarter 2015.

Adjusted EBITDA

Adjusted EBITDA increased $10 million, or 7.2%, in third quarter 2015 as compared to third quarter 2014 and $40 million, or 10.3%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

The increase in both periods was primarily due to volume increases and operating leverage of fixed costs through sales volume increases and cost control efforts.

Adjusted EBITDA as a percentage of Net sales decreased approximately 30 basis points in third quarter 2015 as compared to third quarter 2014 and increased approximately 70 basis points in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. The decrease in third quarter 2015 was driven primarily by a reduction in overall gross margins due to product mix and an ongoing highly competitive market, partially offset by a reduction in Selling, general and administrative expenses as a percentage of Net sales. The increase in the first nine months of fiscal 2015 was due to a decline in Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales declined approximately 30 basis points in third quarter 2015 and declined approximately 80 basis points in the first nine months of fiscal 2015 as compared to the same periods of fiscal 2014. This improvement in both periods was primarily due to the leverage of fixed costs through sales volumes and cost control efforts.

Waterworks

	Three Months Ended				Nine Months Ended
Dollars in millions	November 1, 2015	November 2, 2014	Increase (Decrease)		November 1, 2015	November 2, 2014	Increase (Decrease)
Net sales	$705	$695	1.4%		$1,977	$1,911	3.5%
Operating income	$65	$61	6.6%		$170	$152	11.8%
% of Net sales	9.2%	8.8%	40	bps	8.6%	8.0%	60	bps
Depreciation and amortization	4	3	33.3%		10	10	—
Restructuring	1	—	*		1	—	*
Adjusted EBITDA	$70	$64	9.4%		$181	$162	11.7%
% of Net sales	9.9%	9.2%	70	bps	9.2%	8.5%	70	bps

* Not meaningful

Net Sales

Net sales increased $10 million, or 1.4%, in third quarter 2015 as compared to third quarter 2014 and increased $66 million, or 3.5%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

Growth initiatives, including fusible piping solutions, meters, storm drainage, treatment plant, and new locations (“greenfields”), contributed to the increase in Net sales in third quarter 2015 and the first nine months of fiscal 2015. Improving conditions in residential and non-residential construction markets have been offset by sluggishness in municipal markets’ spending on water and sewer projects. Additionally, the increase in Net sales for both periods was partially offset by a decline in product pricing.

Adjusted EBITDA

Adjusted EBITDA increased $6 million, or 9.4%, in third quarter 2015 as compared to third quarter 2014 and increased $19 million, or 11.7%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

The increase in both periods, as compared to the same periods of fiscal 2014, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel, related to growth initiative investments and variable costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points in both third quarter 2015 and the first nine months of fiscal 2015 as compared to the same periods of fiscal 2014. The improvement in both periods was primarily a result of improvements in gross margins due to product mix and our category management initiatives, partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales as we continue to invest for future growth.

Construction & Industrial - White Cap

	Three Months Ended				Nine Months Ended
Dollars in millions	November 1, 2015	November 2, 2014	Increase (Decrease)		November 1, 2015	November 2, 2014	Increase (Decrease)
Net sales	$451	$411	9.7%		$1,270	$1,144	11.0%
Operating income	$42	$26	61.5%		$104	$58	79.3%
% of Net sales	9.3%	6.3%	300	bps	8.2%	5.1%	310	bps
Depreciation and amortization	6	9	-33.3%		19	30	-36.7%
Restructuring	—	—	*		—	2	*
Adjusted EBITDA	$48	$35	37.1%		$123	$90	36.7%
% of Net sales	10.6%	8.5%	210	bps	9.7%	7.9%	180	bps

* Not meaningful

Net Sales

Net sales increased $40 million, or 9.7%, in third quarter 2015 as compared to third quarter 2014 and increased $126 million, or 11.0%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

Growth initiatives contributed to the increase in the third quarter and first nine months of fiscal 2015, driven by our greenfields, Managed Sales Approach (“MSA”) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Construction & Industrial Net sales were positively impacted by improvements in both non-residential construction and the residential housing markets.

Adjusted EBITDA

Adjusted EBITDA increased $13 million, or 37.1%, in third quarter 2015 as compared to third quarter 2014 and increased $33 million, or 36.7%, in the first nine months of 2015 as compared to the same period of fiscal 2014.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expense related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 210 basis points in third quarter 2015 as compared to third quarter 2014 and increased approximately 180 basis points in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. The improvement in both periods was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales of approximately 70 basis points and 60 basis points in the third quarter and first nine months of fiscal 2015, respectively, due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first nine months of fiscal 2015, the Company’s generation of cash was primarily driven by cash receipts from operations, proceeds from the sale of its Power Solutions business, and proceeds from stock option exercises, partially offset by net debt repayments, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of November 1, 2015, our combined liquidity of approximately $1,258 million was comprised of $77 million in cash and cash equivalents and $1,181 million of additional available borrowings (excluding $44 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions

	Nine Months Ended		Increase
	November 1, 2015	November 2, 2014	(Decrease)

Operating activities	$173	$121	$52
Investing activities	751	(89)	840
Financing activities	(930)	(40)	(890)

Working capital

Working capital, excluding cash and cash equivalents, was $1,024 million as of November 1, 2015, decreasing $265 million as compared to $1,289 million as of November 2, 2014.  Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $71 million as of November 1, 2015 as compared to November 2, 2014. The increase was primarily driven by an increase in Receivables and Inventory partially offset by an increase in Accounts Payable in support of the growth in the business.

Operating activities

During the first nine months of fiscal 2015 cash provided by operating activities was $173 million compared to $121 million in the first nine months of fiscal 2014. Cash interest paid in the first nine months of fiscal 2015 was $354 million, compared to $426 million in the first nine months of fiscal 2014. Cash flows from operating activities during the first nine months of fiscal 2015 included a payment of $12 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities during the first nine months of fiscal 2014 included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities for discontinued operations were $30 million and $101 million during the first nine months of fiscal 2015 and fiscal 2014, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $115 million in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014.

Investing activities

During the first nine months of fiscal 2015, cash provided by investing activities was $751 million, primarily comprised of $810 million of cash received from the sale of a business, net of transaction costs, offset by $61 million of capital expenditures.  During the first nine months of fiscal 2014, cash used by investing activities was $89 million, primarily for capital expenditures.

Financing activities

During the first nine months of fiscal 2015, cash used in financing activities was $930 million, primarily due to net debt repayments of $929 million, partially offset by $55 million of proceeds from employee stock option exercises, and purchases of treasury shares of $51 million.

During the first nine months of fiscal 2014, cash used in financing activities was $40 million, primarily due to net debt repayments of $37 million, purchases of treasury shares of $40 million during the period, partially offset by proceeds from employee stock option exercises of $40 million.

External Financing

As of November 1, 2015, we had an aggregate principal amount of $4.4 billion of outstanding indebtedness, net of unamortized discounts of $11 million, and $1,225 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $44 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On October 13, 2015, HDS used proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal of its April 2012 Second Priority Notes and pay a $72 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $37 million of accrued but unpaid interest to the redemption date. As a result, the Company recorded an $80 million loss on extinguishment of debt, which includes the $72 million make-whole premium payment to redeem the April 2012 Second Priority Notes and the write-off of $8 million unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 13, 2015, HDS entered into an incremental amendment (the “Incremental Agreement”) to the credit agreement governing its Term Loan Facility, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under the Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans then outstanding under the Term Loan Facility as of the date of the Incremental Agreement.  Following the Incremental Agreement, the Term Loan Facility will mature on August 13, 2021 and bears interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed Term Loans), with the LIBOR floor to remain at 1.00%. The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans’ maturity date. The Incremental Agreement also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of Term Loans being prepaid if, on or prior to February 13, 2016, the Company enters into certain repricing transactions.

In connection with the Incremental Agreement, the Company recorded a modification and extinguishment charge of approximately $20 million, which includes financing fees and other costs of approximately $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50,“Debt — Modifications and Extinguishments.”

For additional information, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q

Rating agency actions

In August 2015, Moody’s Investors Service (“Moody’s”) upgraded HDS’s corporate family rating to B2, from B3, and revised its rating outlook to positive from stable. Moody’s cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody’s raised HDS’s Speculative Grade Liquidity Rating to SGL-2 from SGL-3, citing their expectations of increasing free cash flows and the amount of revolving credit facility availability. Also in August 2015, Standard & Poor’s (“S&P”) raised HDS’s corporate credit rating to ‘B+’ from ‘B’. The S&P outlook remains stable.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, for the fiscal year ended February 1, 2015.

Recent accounting pronouncements

Inventory — In July 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Interest — imputation of interest - In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The update requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The ASU’s are effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted. The adoptions of the ASU’s are not expected to have a material impact on the Company’s financial position or results of operations.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of November 1, 2015 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of November 1, 2015 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney’s Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the “United States”) entered into a civil settlement agreement in connection with the previously disclosed investigation of the

Company by the United States related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc. Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company’s previously established reserve for such matter.

In addition, on September 21, 2015, the Company entered into an Administrative Settlement and Compliance Agreement (“the Agreement”) with the Federal Highway Administration (“FHWA”), an Operating Administration of the United States Department of Transportation, related to the same conduct at issue in the United States investigation. Under the terms of the agreement, which will be effective for a period of three years, HD Supply Waterworks has agreed to undertake, and has already undertaken, certain remedial measures, including (a) commitment to continue to be bound by its Code of Business Conduct and Ethics; (b) a Corporate Compliance Program; (c) appointment of a Corporate Compliance Officer who was not involved in the conduct at issue in the United States investigation; and (d) retention of an independent monitor to evaluate Waterworks’ performance of the Agreement and to submit periodic reports directly to FHWA. In exchange, the FHWA has agreed not to initiate or pursue any suspension or debarment action against HD Supply Waterworks, the Company, or their affiliated entities, based on the conduct at issue in the United States investigation unless HD Supply Waterworks materially breaches the Agreement. While the Company believes that HD Supply Waterworks will not materially breach its obligations under the Agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended February 1, 2015.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended February 1, 2015 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

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

Issuer Purchases of Equity Securities in each fiscal month of the third quarter of fiscal 2015 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Aug 3 – Aug 30	255,800	$34.05	255,800	$1,224
Aug 31 – Sept 27	14,500	30.97	14,500	11,430,175
Sept 28 – Nov 1	362,500	29.47	362,500	2,507,079

Total	632,800	$31.36	632,800

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the three and nine months ended November 1, 2015, Holdings retired 1,384,622 and 1,976,053 shares, respectively, of its common stock (“Retired Shares”) held as Treasury Shares by Holdings in the amounts of $46 million and $63 million, respectively. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
10.1

Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lender parties thereto (incorporated by reference to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) September 9, 2015.)

10.2	Form of Employee Stock Option Agreement (November 2015).
10.3	Form of Employee Restricted Stock Agreement (November 2015).
10.4	Separation Agreement & Release of Claims, dated November 17, 2015, among HD Supply, Inc., HD Supply Holdings, Inc., and Jerry Webb.
10.5	Separation Agreement & Release of Claims, dated September 23, 2015, among HD Supply, Inc., HD Supply Holdings, Inc., and Anesa T. Chaibi.
21.1	List of Subsidiaries.
31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
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

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 7, 2015	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 7, 2015	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer