Form 10-K
period 2016-01-31
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2016-03-18
CIK 1573097, 1465264

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

           Securities registered pursuant to Section 12 (b) of the Act:

HD Supply Holdings, Inc.: Common stock, par value $0.01 per share HD Supply, Inc.: None	The NASDAQ Stock Market LLC —
(Title of Each Class)	(Name of Each Exchange on which Registered)

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

           The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 31, 2015 (the last business day of our most recently completed fiscal second quarter) was $7,136,710,596.

           The number of shares of the registrant's common stock outstanding as of March 14, 2016:

HD Supply Holdings, Inc.	200,575,952 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2016 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended January 31, 2016.

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

        Upon completion of Holdings' secondary public offerings in fiscal 2014 and fiscal 2015, the Equity Sponsors and Home Depot sold all of their remaining original investment in Holdings.

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

  •
  "Senior Credit Facilities" refers collectively to the Senior ABL Facility and the Term Loan Facility.

  •
  "Senior Notes" refers collectively to the December 2014 First Priority Notes, October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes.

  •
  "Term Loan" refers to the term loans issued under the Term Loan Facility.

  •
  "Term Loan Facility" refers to HDS's senior secured credit facility issued on April 12, 2012, providing for Term Loans in an aggregate principal amount of $1,000 million.

Refinancing Transactions

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

        On August 13, 2015, HDS amended the Term Loan Facility to lower the applicable borrowing margins, extend the maturity date, and prepay in full the tranche of senior secured loans outstanding under the Term Loan Facility.

        On October 13, 2015, HDS used the net proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal amount of its April 2012 Second Priority Notes.

        HDS's Senior Credit Facilities, December 2014 First Priority Notes, October 2012 Senior Notes and February 2013 Senior Unsecured Notes are discussed in greater detail in "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Debt" within this annual report on Form 10-K.

Glossary of Certain Other Terms

AMI	Advanced Meter Infrastructure
AMR	Automated Meter Reading
ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2013	Fiscal year ended February 2, 2014
Fiscal 2014	Fiscal year ended February 1, 2015
Fiscal 2015	Fiscal year ended January 31, 2016
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
HDPE	High-density polyethylene
Holdings	HD Supply Holdings, Inc.
Home Depot	The Home Depot, Inc.
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipes, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
Peachtree	Peachtree Business Products LLC
PIK	Paid-in-kind
PVC	Polyvinyl chlorides
RAMSCO	Rexford Albany Municipal Supply Company, Inc.
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
U.S.	United States
Vendor rebates	Vendors providing for inventory purchase rebates

Forward-looking statements and information

        This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seeks," "intends," "plans," "estimates," "anticipates" or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

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

  •
  limitations on our income tax net operating loss carryforwards in the event of an ownership change; and

  •
  our ability to identify and integrate new products.

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

PART I

ITEM 1.    BUSINESS

Our Company

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations ("MRO"); Infrastructure; and Specialty Construction. These market sectors are large and fragmented, and we believe they present opportunities for significant growth. We aspire to be the "First Choice" of customers, associates, suppliers and the communities in which we operate. This aspiration drives our relentless focus and is reflected in the customer and market centricity, speed and precision, intense teamwork, process excellence and trusted relationships that define our culture. We believe this aspiration distinguishes us from other distributors and has created value for our shareholders, driven above-market growth and delivered attractive returns on invested capital.

        We serve our markets with an integrated go-to-market strategy. We operate through approximately 550 locations across 48 U.S. states and six Canadian provinces. We have approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. Our broad range of end-to-end product lines and services include approximately 850,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

        For the fiscal year ended January 31, 2016, or fiscal 2015, we:

  •
  generated $7 billion in Net sales, representing 6.0% growth over the fiscal year ended February 1, 2015, or fiscal 2014;

  •
  generated Net income of $1,472 million in fiscal 2015, as compared to a Net income of $3 million in fiscal 2014;

  •
  generated $878 million of Adjusted EBITDA, representing 13.3% growth over fiscal 2014; and

  •
  generated $351 million of Adjusted net income in fiscal 2015, as compared to $179 million in fiscal 2014.

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

        Each of our businesses invest in high-growth initiatives that align with our five growth plays:

  1.
  Sell More to Existing Customers (i.e., Share of Wallet)

  2.
  Introduce New Products and Services

  3.
  Expand the Channels to Reach Our Customers (e.g., Internet, Catalog, Mobility)

  4.
  Acquire New Customers

  5.
  Enter New Geographies (i.e., Open New Locations)

        Through investments in these growth plays, we believe we are well-positioned to grow in excess of the markets in which we operate. Specific initiatives focus on increasing penetration within our existing customer base, including the addition of new sales talent across the Company and a training facility for our Waterworks business to ensure we continue to have a highly trained sales force; and the addition of new products and services, including proprietary brands, primarily in our Facilities Maintenance business. We also continue to invest in mobile technologies and e-commerce, and to acquire new customers, primarily through sales talent acquisition and entering new geographies.

        HD Supply is managed primarily on a product-line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial—White Cap. Other operating segments include Home Improvement Solutions and Interior Solutions. In addition, the consolidated financial statements include Corporate, which comprises enterprise-wide functional departments that operate in a centralized structure.

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

        Construction & Industrial—White Cap.    Construction & Industrial—White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Service offerings range from pre-bid assistance and product submittals to engineering and tool repair. Construction & Industrial—White Cap reaches customers through a nationwide network of regionally organized branches as well as print catalogs and e-commerce. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

        Corporate & Other.    In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Home Improvement Solutions and Interior Solutions. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations, Infrastructure and Specialty Construction market sectors in the U.S. and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside of the U.S., primarily in Canada, were $125 million, $130 million, and $133 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Maintenance, Repair & Operations

        In the Maintenance, Repair & Operations market sector, our Facilities Maintenance and Home Improvement Solutions business units serve customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model, while Home Improvement Solutions operates through retail outlets primarily serving cash and carry customers. We estimate that this market sector currently represents an addressable market in excess of $51 billion annually with demand driven primarily by ongoing maintenance requirements of a broad range of existing structures and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. We believe our maintenance, repair and operations business focused on living spaces, including apartment units, hotel or motel rooms and senior care living facilities, provides stable demand, particularly in a challenging economic environment, when new construction tends to decrease.

Infrastructure

        In the Infrastructure market sector, our Waterworks business unit supports both established infrastructure and new projects by meeting demand for critical supplies and services used to build and maintain water systems. We estimate that this market sector currently represents an addressable market in excess of $11 billion annually with demand in the U.S. driven primarily by an aging and overburdened national infrastructure and general population growth trends. The broad geographic presence of our Waterworks business unit, through a regionally organized branch distribution network, reduces our exposure to economic factors in any single region. We believe we have the potential to capitalize on a substantial backlog of deferred projects that will need to be addressed in the coming years as a result of our customers delaying much needed upgrades or repairs during the recent economic downturn as well as a continued recovery in the non-residential and residential construction markets.

Specialty Construction

        In the Specialty Construction market sector, our Construction & Industrial—White Cap and Interior Solutions business units serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market of approximately $25 billion annually with demand driven primarily by residential construction, non-residential construction, industrial and repair and remodeling construction spending. Construction & Industrial—White Cap is our primary business unit serving this sector through the broad national presence of its regionally organized branch distribution network, as well as branches in six Canadian provinces. Interior Solutions serves its market through a network of branches and design centers. We believe we are well-positioned to benefit from the continued recovery from historical lows within the non-residential and residential construction end-markets.

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

        During fiscal 2014, we finalized the disposal of Litemor and sold substantially all of the assets of our Hardware Solutions business. During fiscal 2015, we completed the sale of our Power Solutions business. For additional information on the discontinued operations, see Note 3, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

        Upon completion of Holdings' secondary public offerings in fiscal 2014 and fiscal 2015, the Equity Sponsors and Home Depot sold all of their remaining original investment in Holdings.

Customers and Suppliers

        We maintain a customer base of approximately 500,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 8.8% of our Net sales in fiscal 2015, reducing our exposure to any single customer.

        We have developed relationships with approximately 11,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

        We operate in a highly fragmented industry and hold leading positions in multiple market sectors. Competition, including our competitors and specific competitive factors, varies for each market sector. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Watsco, Interline Brands (a Division of Home Depot) and Ferguson (a Division of Wolseley plc).

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

Seasonality

        In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects and customer deliveries.

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

Infrastructure:

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

Intellectual property

        Our trademarks and those of our subsidiaries are registered or otherwise legally protected in the U.S., Canada and elsewhere. We, together with our subsidiaries, own approximately 160 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply ®, USABluebook ®, Seasons ®, Brigade ®, Maintenance Warehouse ® and White Cap ®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See "Risk Factors—Risks Relating to Our Business—If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted."

Employees

        In domestic and international operations, we had approximately 14,000 employees as of January 31, 2016, consisting of approximately 9,000 hourly personnel and approximately 5,000 salaried employees.

        As of January 31, 2016, less than one percent of our hourly workforce was covered by collective bargaining agreements.

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

        Infrastructure spending depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with non-residential building, residential and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the U.S. and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 19.1%, 11.4% and 9.0%, respectively, of our Net sales for fiscal 2015.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the U.S. and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the U.S. and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies' underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and may continue to be, adversely impacted by the decline in the new residential construction market since its peak in 2005.

        Most of our business units are dependent to varying degrees upon the new residential construction market. The homebuilding industry has undergone a significant decline from its peak in 2005. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2015 increased 10% from 2014 levels, but remain 58% below their peak in 2005. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and operating results during fiscal years 2008 to 2015, as compared to peak levels. In addition, during this period the mortgage markets experienced disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans.

        We cannot predict the duration of the current housing industry market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the homebuilding industry will recover to historical levels, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the new residential construction market could have a significant adverse effect on our business, financial condition and operating results. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

The non-residential building construction market continues to experience a downturn which could materially and adversely affect our business, liquidity and results of operations.

        A number of our business units are dependent on the non-residential building construction market and the slowdown and volatility of the U.S. economy in general is having an adverse effect on our business units that serve this industry. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2015 increased 17%, but remains 12% lower than 2008 levels. From time to time, our business units that serve the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business units that serve the non-residential building construction market as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

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

Residential renovation and improvement activity levels may not return to historical levels which may negatively impact our business, liquidity and results of operations.

        Certain of our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement business units, the recent economic decline adversely affected our home improvement business units as well. Management believes that residential improvement project spending in the U.S. increased 11% in 2015, but remains 29% below its peak level in 2005. Elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and lower housing turnover may continue to limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

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

We may be unable to maintain profitability.

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For fiscal years 2015 and 2014, we had net income of $1,472 million and $3 million, respectively. For fiscal year 2013, we had a net loss of $218 million. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

        As of January 31, 2016, goodwill represented approximately 48% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2015, fiscal 2014, or fiscal 2013.

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

In view of the general economic downturn in the U.S., we may be required to close under-performing locations.

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

        Our competitors in the U.S. and Canada continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply.

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

        Our ten largest customers generated approximately 8.8% of our Net sales in fiscal 2015. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

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

        The majority of our Net sales volume in fiscal 2015 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

        The cost of steel, ductile iron, polyvinyl chlorides ("PVC") and other commodities used in the products we distribute can be volatile. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

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

        We buy our products and supplies from suppliers located throughout the world. These suppliers manufacture and source products from the U.S. and abroad. Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers' control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers' ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

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

        Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the U.S., federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the U.S. and abroad. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so.

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

Interruptions in the proper functioning of our information technology, or "IT" systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

        We use our information systems to, among other things, manage our manufacturing operations, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

        Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors and customers) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

        Our operations are principally affected by various statutes, regulations and laws in the 48 U.S. states and six Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

        The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. Compliance with these rules requires due diligence efforts and disclosure in each fiscal year. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a distributor.

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

        From time to time, we are also involved in government inquiries and investigations, as well as class action, consumer, employment and tort proceedings, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters. For example, on September 21, 2015, the Company entered into an Administrative Settlement and Compliance Agreement ("the AS&C Agreement") with the Federal Highway Administration ("FHWA"), an Operating Administration of the United States Department of Transportation. Under the terms of the AS&C Agreement, which is effective for a period of three years from September 2015, HD Supply Waterworks has agreed to undertake, and has already undertaken, certain remedial measures, including (a) commitment to continue to be bound by its Code of Business Conduct and Ethics; (b) a Corporate Compliance Program; (c) appointment of a Corporate Compliance Officer; and (d) retention of an independent monitor to evaluate Waterworks' performance of the AS&C Agreement and to submit periodic reports directly to FHWA. In exchange, the FHWA has agreed not to initiate or pursue any suspension or debarment action against HD Supply Waterworks, the Company, or their affiliated entities unless HD Supply Waterworks materially breaches the AS&C Agreement. While the Company currently expects that HD Supply Waterworks will not materially breach its obligations under the Agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future. See "Part I, Item 3. Legal Proceedings" of this annual report on Form 10-K

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

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

        In March 2010, the U.S. government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and limited interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Our NOL carryforwards could be limited as a result of an ownership change, as defined in the Internal Revenue Code.

        As of January 31, 2016, we had U.S. federal NOL carryforwards of $1,983 million ($694 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2030. We also had significant state NOL carryforwards, which expire in various years through fiscal 2035. Our ability to deduct these NOL carryforwards against future taxable income could be limited as a result of an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change results from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our results of operations and financial position.

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

Our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our business, financial position and results of operations.

        We are required to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade, our systems, including information technology, and we have implemented additional financial and management controls, reporting systems and procedures. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, additional management and other resources of the Company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

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

        On February 25, 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The lease accounting model is a "right of use" model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations. We conduct operations primarily under leases that are accounted for as operating leases, with no related assets and liabilities on our balance sheet. ASU 2016-02 requires that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. Adoption of ASU 2016-02 could have a material impact on our reported results of operations. Interpretations of the new lease accounting rules or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

        As of January 31, 2016, we had an aggregate principal amount of $4,311 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $11 million and $51 million, respectively. In fiscal 2015 we incurred $394 million of interest expense.

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

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1,500 million subject to a borrowing base. As of January 31, 2016, we were able to borrow an additional $1,149 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $8 million based on balances as of January 31, 2016 and excluding the effect of the interest rate floor on our Term Loan Facility. Assuming all revolving loans were fully drawn, each one percentage point increase in interest rates would result in a $23 million increase in annual cash interest expense on our Senior Credit Facilities, excluding the effect of the interest rate floor on our Term Loan Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

We may not be able to repurchase our existing notes upon a change of control.

        Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes, including our December 2014 First Priority Notes, October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes, until such notes are redeemed in full. Additionally, under the Term Loan Facility and the Senior ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the respective agreements and terminate their commitments to lend. We may not be able to satisfy the obligations upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. Consequently, we may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase our existing notes may be limited by law. In order to avoid the obligations to repurchase our existing notes and events of default and potential breaches of the credit agreement governing the Term Loan Facility, and the credit agreement governing the Senior ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

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

  •
  actions by institutional stockholders or other large stockholders, including future sales by them of shares of our common stock;

  •
  speculation in the press or investment community;

  •
  investor perception of us and our industry;

  •
  changes in market valuations or earnings of similar companies;

  •
  announcements by us or our competitors of significant products, contracts, acquisitions, divestitures or strategic partnerships;

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

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of January 31, 2016 we had 200,114,706 outstanding shares of common stock, a large portion of which are freely tradeable without restriction under the Securities Act unless held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of January 31, 2016 are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act. In connection with our initial public offering, we filed registration statements under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of January 31, 2016, there were stock options outstanding to purchase a total of approximately 5 million shares of our common stock. In addition, approximately 11 million shares of common stock are reserved for issuance under our omnibus incentive plan and our employee stock purchase plan.

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

ITEM 2.    PROPERTIES

Properties

        As of January 31, 2016, we had a network of approximately 550 locations, of which approximately 50 were owned and 500 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 16 million square feet while our owned locations comprise approximately 1 million square feet. Our leases typically have an initial term that ranges from 3 to 5 years, and the leases usually provide for the option to renew. We currently lease approximately 110,000 and 100,000 square feet of office space in Atlanta, Georgia and Orlando, Florida, respectively, for our corporate headquarters. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

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

        On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney's Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the "United States") entered into a civil settlement agreement in connection with the previously disclosed investigation of the Company by the United States related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc. (the "United States Investigation"). Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company's previously established reserve for such matter.

        In addition, on September 21, 2015 (the "Effective Date"), the Company entered into an Administrative Settlement and Compliance Agreement ("the AS&C Agreement") with the Federal Highway Administration ("FHWA"), an Operating Administration of the United States Department of Transportation, related to the same conduct at issue in the United States Investigation. Under the terms of the AS&C Agreement, which will be effective for a period of three years from the Effective Date, HD Supply Waterworks has agreed to undertake, and has already undertaken, certain remedial measures, including (a) commitment to continue to be bound by its Code of Business Conduct and Ethics; (b) a Corporate Compliance Program; (c) appointment of a Corporate Compliance Officer who was not involved in the conduct at issue in the United States Investigation; and (d) retention of an independent monitor to evaluate Waterworks' performance of the AS&C Agreement and to submit periodic reports directly to FHWA. In exchange, the FHWA has agreed not to initiate or pursue any suspension or debarment action against HD Supply Waterworks, the Company, or their affiliated entities, based on the conduct at issue in the United States Investigation unless HD Supply Waterworks materially breaches the AS&C Agreement. While the Company believes that HD Supply Waterworks will not materially breach its obligations under the Agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). As of March 11, 2016, there were approximately 284 holders of record and restricted stock holders of Holdings' common stock and approximately 44,166 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions. No dividends were declared during fiscal 2015 or fiscal 2014. Holdings' common stock began trading on June 27, 2013.

Holdings' common stock market prices*:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015
High	$33.74	$36.69	$34.99	$32.17
Low	$28.06	$32.23	$28.10	$24.84
Fiscal Year 2014
High	$26.86	$28.77	$29.35	$30.18
Low	$20.90	$25.23	$23.91	$27.02

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2015 and 2014 quarters, commencing June 27, 2013, Holdings' initial day of trading. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on June 27, 2013 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter.

	HD Supply Holdings, Inc.	S&P 500 Index	Industrial Select SPDR® Fund (XLI)
Fiscal 2013
June 27, IPO	$100	$100	$100
Second Quarter	$125	$107	$107
Third Quarter	$110	$110	$115
Fourth Quarter	$119	$112	$118
Fiscal 2014
First Quarter	$143	$119	$125
Second Quarter	$140	$123	$123
Third Quarter	$160	$129	$132
Fourth Quarter	$160	$128	$131
Fiscal 2015
First Quarter	$183	$136	$136
Second Quarter	$199	$137	$132
Third Quarter	$166	$136	$132
Fourth Quarter	$146	$127	$123

Issuer Purchases of Equity Securities

        In the first quarter of fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2015, Holdings repurchased approximately 2.3 million shares of its common stock under this program for approximately $72 million.

        During fiscal 2015, Holdings retired 2,629,699 shares of its common stock ("Retired Shares") held as Treasury Shares by Holdings in the amount of $82 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program, discussed above, under which proceeds of employee stock option exercises are used to buy back Holdings common stock in the open market. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, Equity-Treasury Stock, Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

        The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2015 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 2 - November 29	127,100	$30.63	127,100	$1,557,844
November 30 - December 28	207,787	29.80	207,787	4,726,014
December 29 - January 31	333,259	27.26	333,259	2,341,318

Total	668,146	$28.69	668,146

(1)
The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on January 31, 2016, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

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

        During the third quarter of fiscal 2015, HD Supply completed the sale of its Power Solutions business. In fiscal 2014, HD Supply sold substantially all of the assets of its Hardware Solutions business and finalized the disposal of Litemor. In fiscal 2012, HD Supply disposed of its IPVF business. During fiscal 2011, HD Supply disposed of its Plumbing/HVAC and SESCO/QUESCO operations. In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Power Solutions, Hardware Solutions, Litemor, IPVF, Plumbing/HVAC and SESCO/QUESCO operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of the businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 3, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal year ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$7,388	$6,970	$6,387	$5,861	$5,038
Cost of sales	4,932	4,706	4,307	3,980	3,435

Gross profit	2,456	2,264	2,080	1,881	1,603
Operating expenses:
Selling, general and administrative	1,599	1,510	1,443	1,352	1,234
Depreciation and amortization	111	181	204	281	271
Restructuring	10	6	6	—	—

Total operating expenses	1,720	1,697	1,653	1,633	1,505
Operating income	736	567	427	248	98
Interest expense	394	462	528	658	639
Loss on extinguishment & modification of debt	100	108	87	709	—
Other (income) expense, net	1	(3)	20	—	(1)

Income (loss) from continuing operations before provision for income taxes and discontinued operations	241	—	(208)	(1,119)	(540)
Provision (benefit) for income taxes	(1,085)	42	44	26	67

Income (loss) from continuing operations	1,326	(42)	(252)	(1,145)	(607)
Income (loss) from discontinued operations, net of tax	146	45	34	(34)	64

Net income (loss)	$1,472	$3	$(218)	$(1,179)	$(543)

	Fiscal year ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
	(Dollars in millions, except per share amounts)
Weighted Average Common Shares Outstanding(1):
Basic (thousands)	197,011	193,962	166,905	130,561	130,557
Diluted (thousands)	201,308	193,962	166,905	130,561	130,557
Basic Earnings Per Share(1):
Income (loss) from continuing operations	$6.73	$(0.22)	$(1.51)	$(8.77)	$(4.65)
Income (loss) from discontinued operations	0.74	0.23	0.20	(0.26)	0.49

Net income (loss)	$7.47	$0.02	$(1.31)	$(9.03)	$(4.16)

Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$6.59	$(0.22)	$(1.51)	$(8.77)	$(4.65)
Income (loss) from discontinued operations	0.73	0.23	0.20	(0.26)	0.49

Net income (loss)	$7.31	$0.02	$(1.31)	$(9.03)	$(4.16)

Balance sheet data (end of period):
Cash and cash equivalents(2)	$269	$85	$115	$141	$111
Total assets	6,016	5,977	6,227	7,224	6,688
Total debt(3)	4,311	5,174	5,447	7,219	5,412
Total stockholders' equity (deficit)	744	(760)	(764)	(1,591)	(428)
Other financial data (unaudited):
Working capital(4)	$1,112	$1,163	$1,210	$1,120	$1,012
Weighted average effective interest rate less deferred financing costs	7.9%	8.2%	8.6%	11.3%	11.6%
Adjusted EBITDA(5)	878	775	658	553	396
Adjusted net income (loss)(5)	351	179	7	(209)	(343)
Capital expenditures	86	119	131	115	115
Depreciation & amortization(6)	116	186	207	284	274
Amortization of acquisition-related intangibles (other than software)	15	80	110	202	202
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$422	$295	$(367)	$(681)	$(165)
Cash flows provided by (used in) investing activities, net	726	84	820	(800)	(6)
Cash flows provided by (used in) financing activities, net	(962)	(404)	(474)	1,511	(10)

(1)
Weighted average shares and earnings per share are for Holdings. May not foot due to rounding.

(2)
Cash and cash equivalents as of February 3, 2013 excludes $936 million of cash equivalents that were restricted for the redemption of debt.

(3)
Total debt includes current and non-current installments of long-term debt, capital leases and associated discounts, premiums, and deferred financing costs. As of February 3, 2013, debt includes $889 million of 2007 Senior Subordinated Notes that we committed to redeem and did redeem on February 8, 2013. In accordance with the adoption of Accounting Standards Update 2015-03, total debt includes a reduction for deferred financing costs of $51 million, $83 million, $97 million, $110 million, and $50 million for the fiscal years ended January 31, 2016, February 1, 2015, February 2, 2014, February 3, 2013, and January 29, 2012, respectively.

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

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 550 locations across 48 U.S. states and six Canadian provinces. We have approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 850,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

        We operate our Company through three reportable segments: Facilities Maintenance, Waterworks, and Construction & Industrial—White Cap.

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

        Construction & Industrial—White Cap.    Construction & Industrial—White Cap distributes specialized hardware, tools and engineered materials to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

        In addition to the reportable segments, our consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Interior Solutions and Home Improvement Solutions. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

        Beginning in the fourth quarter of fiscal 2015, we combined the HD Supply Canada business unit with the Construction & Industrial—White Cap business unit, reflecting the continued integration of the Canadian Brafasco business into Construction & Industrial—White Cap. All periods presented have been revised to reflect the combined business unit.

Discontinued operations

        In October 2015, the Company completed the sale of its Power Solutions business. The Company received cash proceeds of approximately $809 million, net of $16 million of transaction costs and subject to post-closing working capital adjustments. As a result of the sale, the Company recorded a $186 million pre-tax gain.

        In January 2015, the Company completed the sale of substantially all of the assets of its Hardware Solutions business. The Company received cash proceeds of approximately $198 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded an $8 million pre-tax gain in fiscal 2014.

        In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor. During fiscal 2014, the Company finalized the disposal process of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

        In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Power Solutions, Hardware Solutions, and Litemor operations and the gain/loss on the sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sales of the businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see "Note 3, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending January 31, 2016 ("fiscal 2015"), fiscal year ended February 1, 2015 ("fiscal 2014"), and fiscal year ended February 2, 2014 ("fiscal 2013") each included 52 weeks.

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

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Fiscal year ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
Net income (loss)	$1,472	$3	$(218)	$(1,179)	$(543)
Less income (loss) from discontinued operations, net of tax	146	45	34	(34)	64

Income (loss) from continuing operations	1,326	(42)	(252)	(1,145)	(607)

Interest expense, net	394	462	528	658	639
Provision (benefit) for income taxes(i)	(1,085)	42	44	26	67
Depreciation and amortization(ii)	116	186	207	284	274
Loss on extinguishment & modification of debt(iii)	100	108	87	709	—
Restructuring charges(iv)	10	6	6	—	—
Stock-based compensation	16	17	16	16	20
Management fee & related expenses paid to Equity Sponsors(v)	—	—	2	5	5
Costs related to public offerings(vi)	1	2	20	—	—
Other	—	(6)	—	—	(2)

Adjusted EBITDA	$878	$775	$658	$553	$396

(i)
During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.

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

(iv)
Represents the costs incurred for strategic alignment of workforce and branch closures or consolidations. These costs include occupancy costs, severance, relocation costs, and other costs incurred to exit a location.

(v)
The Company entered into consulting agreements with the Equity Sponsors whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses. These consulting agreements were terminated in conjunction with Holdings' initial public offering in the second quarter of fiscal 2013.

(vi)
Represents the costs expensed in connection with the Company's public offerings. All of the shares of common stock sold in fiscal 2015 and fiscal 2014 public offerings were sold by certain of the Company's stockholders. The Company did not receive any proceeds from the sale of such shares. Amount in fiscal 2013 represents the costs expensed in connection with the Company's initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data.

        The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Fiscal year ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
Net income (loss)	$1,472	$3	$(218)	$(1,179)	$(543)
Less income (loss) from discontinued operations, net of tax	146	45	34	(34)	64

Income (loss) from continuing operations	1,326	(42)	(252)	(1,145)	(607)

Plus: Provision (benefit) for income taxes(i)	(1,085)	42	44	26	67
Less: Cash income taxes(ii)	(16)	(12)	(8)	(1)	(5)
Plus: Amortization of acquisition-related intangible assets (other than software)	15	80	110	202	202
Plus: Loss on extinguishment & modification of debt(iii)	100	108	87	709	—
Restructuring charges(iv)	10	6	6	—	—
Costs related to public offerings(v)	1	2	20	—	—
Other	—	(5)	—	—	—

Adjusted Net Income (Loss)	$351	$179	$7	$(209)	$(343)

(i)
During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.

(ii)
Cash paid for income taxes in fiscal 2014 excludes a $27 million payment for the settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

(iii)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

(iv)
Represents the costs incurred for strategic alignment of workforce and branch closures or consolidations. These costs include occupancy costs, severance, relocation costs, and other costs incurred to exit a location.

(v)
Represents the costs expensed in connection with the Company's public offerings. All of the shares of common stock sold in fiscal 2015 and fiscal 2014 public offerings were sold by certain of the Company's stockholders. The Company did not receive any proceeds from the sale of such shares. Amount in fiscal 2013 represents the costs expensed in connection with the Company's initial public offering, including approximately $18 million paid to the Equity Sponsors in the second quarter of fiscal 2013 for termination of the consulting agreements. See "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2015 vs. 2014		2014 vs. 2013
Dollars in millions	2015	2014	2013
Net sales	$7,388	$6,970	$6,387	6.0		9.1
Gross profit	2,456	2,264	2,080	8.5		8.8
Operating expenses:
Selling, general & administrative	1,599	1,510	1,443	5.9		4.6
Depreciation & amortization	111	181	204	(38.7)		(11.3)
Restructuring	10	6	6	66.7		—

Total operating expenses	1,720	1,697	1,653	1.4		2.7
Operating income	736	567	427	29.8		32.8
Interest expense	394	462	528	(14.7)		(12.5)
Loss on extinguishment & modification of debt	100	108	87	(7.4)		24.1
Other (income) expense, net	1	(3)	20		*		*

Income (loss) from continuing operations before provision (benefit) for income taxes	241	—	(208)		*		*
Provision (benefit) for income taxes	(1,085)	42	44		*	(4.5)

Income (loss) from continuing operations	1,326	(42)	(252)		*	(83.3)
Income (loss) from discontinued operations, net of tax	146	45	34		*	32.4

Net Income (Loss)	$1,472	$3	$(218)		*		*

Non-GAAP Financial Data:
Adjusted EBITDA	$878	$775	$658	13.3		17.8
Adjusted net income	$351	$179	$7	96.1			*

*
not meaningful

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	33.2	32.5	32.6	70	(10)
Operating expenses:
Selling, general & administrative	21.6	21.7	22.6	(10)	(90)
Depreciation & amortization	1.5	2.6	3.2	(110)	(60)
Restructuring	0.1	0.1	0.1	—	—

Total operating expenses	23.2	24.4	25.9	(120)	(150)
Operating income	10.0	8.1	6.7	190	140
Interest expense	5.3	6.6	8.3	(130)	(170)
Loss on extinguishment & modification of debt	1.4	1.5	1.4	(10)	10
Other (income) expense, net	—	—	0.3	—	(30)

Income (loss) from continuing operations before provision (benefit) for income taxes	3.3	—	(3.3)	330	330
Provision (benefit) for income taxes	(14.6)	0.6	0.6	*	—

Income (loss) from continuing operations	17.9	(0.6)	(3.9)	*	330
Income (loss) from discontinued operations, net of tax	2.0	0.6	0.5	140	10

Net Income (Loss)	19.9	—	(3.4)	*	340

Non-GAAP Financial Data:
Adjusted EBITDA	11.9	11.1	10.3	80	80
Adjusted net income	4.8	2.6	0.1	220	250

*
Not meaningful

Fiscal 2015 compared to fiscal 2014

Highlights

        Net sales in fiscal 2015 increased $418 million, or 6.0%, compared to fiscal 2014. Each of our three reportable segments realized increases in Net sales. Operating income in fiscal 2015 increased $169 million, or 29.8% to $736 million during fiscal 2015 as compared to fiscal 2014. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $103 million, or 13.3%, in fiscal 2015 as compared to fiscal 2014. Net income in fiscal 2015 was $1,472 million, as compared to $3 million in fiscal 2014. Fiscal 2015 Net income included a $1,007 million tax benefit for the reversal of substantially all of the Company's valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements. Adjusted net income in fiscal 2015 increased $172 million to $351 million, as compared to $179 million in fiscal 2014. As of January 31, 2016, our liquidity was $1.3 billion. See "Liquidity, capital resources and financial condition" for further information.

        In October 2015, we completed the sale of our Power Solutions business. We received cash proceeds of approximately $809 million, net of $16 million of transaction costs. As a resut of the sale, we recorded a $186 million pre-tax gain, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. See "Note 3, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        As a result of the sale of the Power Solutions business unit, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015 we initiated a restructuring plan to strategically align our leadership and functional support teams, recording a restructuring charge of $10 million, primarily for severance, relocation, and related costs at Facilities Maintenance and Waterworks. We expect to incur an additional $5 million to $10 million over the next nine months and expect a payback via a permanent reduction in cost over the next two years. Payments for these initial charges are expected to be substantially complete in the next twelve months. For additional information, see "Note 12, Restructuring Activities," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Net sales

        Net sales increased $418 million, or 6.0% to $7,388 million during fiscal 2015 as compared to fiscal 2014.

        Each of our reportable segments reported an increase in Net sales during fiscal 2015 as compared to fiscal 2014. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. Growth initiatives contributed approximately $240 million in fiscal 2015. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $19 million reduction to Net sales in fiscal 2015.

Gross profit

        Gross profit increased $192 million, or 8.5%, to $2,456 million during fiscal 2015 as compared to fiscal 2014.

        Each of our reportable segments experienced an increase in Gross profit in fiscal 2015 as compared to fiscal 2014. The increase in Gross profit is primarily due to sales growth from initiatives and market volume.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 70 basis points to 33.2% in fiscal 2015 as compared to 32.5% in fiscal 2014. The improvement in gross margin was primarily driven by our category management initiatives and mix of products and services, partially offset by the competitive environment.

Operating expenses

        Operating expenses increased $23 million, or 1.4%, to $1,720 million during fiscal 2015 as compared to fiscal 2014.

        Selling, general and administrative expenses increased $89 million, or 5.9% to $1,599 million during fiscal 2015 as compared to fiscal 2014. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $70 million, or 38.7% to $111 million in fiscal 2015 as compared to fiscal 2014 as certain acquisition-related intangible assets became fully amortized during fiscal 2014. Restructuring charges increased $4 million, to $10 million during fiscal 2015 as compared to fiscal 2014, as the Company initiated restructuring activities to strategically align its workforce during fiscal 2015 in conjunction with the sale of Power Solutions.

        Operating expenses as a percentage of Net sales decreased approximately 120 basis points to 23.2%, in fiscal 2015 as compared to fiscal 2014. The decrease was driven by a reduction in Depreciation and amortization expense as a percentage of Net sales, which decreased approximately 110 basis points to 1.5%. Selling, general and administrative expenses as a percentage of Net sales, decreased approximately 10 basis points to 21.6%. The improvement in Selling, general and administrative expenses as a percentage of Net sales was primarily due to our cost control efforts, including the restructuring actions initiated during fiscal 2015 and fiscal 2014, and the leverage of fixed costs through sales volume increases, partially offset by investments in the business.

Operating income

        Operating income increased $169 million, or 29.8% to $736 million during fiscal 2015 as compared to fiscal 2014, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

        Operating income as a percentage of Net sales increased approximately 190 basis points in fiscal 2015 as compared to fiscal 2014. The improvement was driven by a reduction in operating expenses as a percentage of Net sales and improvements in gross margins.

Interest expense

        Interest expense decreased $68 million, or 14.7%, during fiscal 2015 as compared to fiscal 2014. The decrease in fiscal 2015 was due to a lower average interest rate on our outstanding indebtedness and a lower average outstanding balance due to the redemption of debt in fiscal 2015.

Loss on extinguishment & modification of debt

        During fiscal 2015, our debt refinancing and redemption activities resulted in charges of $100 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        In the third quarter of fiscal 2015, HDS redeemed all of the outstanding $675 million aggregate principal of its April 2012 Second Priority Notes, incurring an $80 million loss on extinguishment of debt, which includes a $72 million make-whole premium payment and a write-off of $8 million of unamortized deferred financing costs.

        Also in the third quarter of fiscal 2015, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points, with the LIBOR floor to remain at 1.00%. The amendment also extended the maturity of the Term Loans by approximately three years, to August 13,

2021. See "Liquidity,capital resources and financial condition—External financing" for further information.

        As a result of the amendment, the Company recorded a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs for the portion of the amendment considered an extinguishment in accordance with GAAP.

        During fiscal 2014, our debt refinancing and redemption activities resulted in charges of $108 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        In the fourth quarter of fiscal 2014, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes. As a result, in the fourth quarter of fiscal 2014 HDS incurred a $106 million loss on extinguishment of debt, which includes a $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred financing costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        In the first quarter of fiscal 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of the Term Loans and extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

Other (income) expense, net

        During fiscal 2015, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $1 million in related fees and expenses. During fiscal 2014, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $2 million in related fees and expenses. For additional information, see "Note 2, Public Offerings," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2015 was a benefit of $1,085 million compared to an expense of $42 million in fiscal 2014. The effective rate for continuing operations for fiscal 2015 was a benefit of 450.2% which was primarily due to a tax benefit of $1,007 million related to a reversal of substantially all of the valuation allowance on the Company's U.S. net deferred tax assets, as discussed further below. All of the income tax benefit generated by the reversal of the valuation allowance was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized. The benefit from reversing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset current year income. The effective rate was further impacted by a decrease of $189 million in the Company's unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in "Note 13, Commitment and Contingencies" in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K) by the Joint Committee of Taxation.

        The provision for income taxes from continuing operations in fiscal 2014 was an expense of $42 million. Since pre-tax income was zero, the effective rate for continuing operations for fiscal 2014 was not meaningful. Tax expense on continuing operations reflects an increase in the valuation allowance, which was partially offset by the utilization of deferred tax assets which had previously been subject to a valuation allowance, the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The U.S. valuation allowance for fiscal 2014 includes an increase of $33 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        At February 1, 2015, the valuation allowance on our U.S. deferred tax assets was approximately $1,013 million. Since fiscal 2010, we had maintained a full valuation allowance on our U.S. net deferred tax asset position. In each reporting period we assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Through fiscal 2014, our history of U.S. operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability.

        At January 31, 2016, our U.S. operations were in a position of cumulative consolidated pre-tax income for the most recent three-year period. We concluded, as a consequence of our consolidated three-year cumulative pre-tax income, generating taxable income in fiscal 2014 and fiscal 2015, our long net operating loss carryforward periods, a significant reduction in our recent interest expense, a projected further reduction in our future interest expense, and our business plan for fiscal 2016 and beyond showing continued profitability, that it is more likely than not that substantially all of our U.S. deferred tax assets will be realized. Accordingly, in the fourth quarter of 2015, we reversed substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $1,007 million benefit in our provision for income taxes. The benefit from reversing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset current year income. The minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $2,163 million for U.S. Federal tax purposes and $3,177 million for U.S. State tax purposes. The current level of pre-tax earnings for financial reporting purposes is sufficient to generate the minimum amount of future taxable income to realize our U.S. Federal and State tax deferred assets prior to their expiration. At January 31, 2016, after the reversal of the valuation allowance, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million.

        Based upon our current geographical presence and income tax statutes, for fiscal year 2016 we expect to record income tax expense with an effective rate of approximately 38.5%. As of January 31, 2016, we have more than $802 million of tax-effected Federal and State NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Adjusted EBITDA

        Adjusted EBITDA increased $103 million, or 13.3%, in fiscal 2015 as compared to fiscal 2014. Each of our reportable segments experienced an increase in Adjusted EBITDA in fiscal 2015 as compared to fiscal 2014.

        The increase in Adjusted EBITDA in fiscal 2015 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points to 11.9% in fiscal 2015 as compared to fiscal 2014, primarily due to gross margin improvements and, to a lesser extent, a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

        Adjusted net income increased $172 million, to $351 million, in fiscal 2015 as compared to fiscal 2014. The increase in Adjusted net income was attributable to sales growth, improving gross margins, and lower interest expense.

Fiscal 2014 compared to fiscal 2013

Highlights

        Net sales increased $583 million, or 9.1%, as compared to fiscal 2013. Each of our three reportable segments realized increases in Net sales. Operating income in fiscal 2014 increased $140 million, or 32.8% to $567 million during fiscal 2014 as compared to fiscal 2013. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $117 million, or 17.8%, in fiscal 2014 as compared to fiscal 2013. Net income in fiscal 2014 was $3 million, as compared to a $218 million net loss in fiscal 2013. Adjusted net income in fiscal 2014 increased $172 million to $179 million, as compared to $7 million in fiscal 2013. The increase in Adjusted net income was attributable to sales growth and the leverage of fixed costs. As of February 1, 2015, our liquidity was $1.2 billion.

Net sales

        Net sales increased $583 million, or 9.1% to $6,970 million during fiscal 2014 as compared to fiscal 2013.

        Each of our reportable segments experienced an increase in Net sales in fiscal 2014 as compared to fiscal 2013. The increase in Net sales during the year was primarily due to growth initiatives at each of our businesses and, to a lesser extent, increase in market volume. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $9 million reduction to Net sales in fiscal 2014. Additionally, fiscal 2014 was negatively impacted by severe winter weather during the first quarter.

Gross profit

        Gross profit increased $184 million, or 8.8% to $2,264 million during fiscal 2014 as compared to fiscal 2013.

        Each of our reportable segments experienced an increase in Gross profit in fiscal 2014 as compared to fiscal 2013. The increase in Gross profit was primarily due to sales growth initiatives and increased market volume.

        Gross margin decreased approximately 10 basis points to 32.5% in fiscal 2014 as compared to 32.6% in fiscal 2013. The decline in gross margin was primarily driven by a competitive environment and mix of products and services, partially offset by our category management initiatives.

Operating expenses

        Operating expenses increased $44 million, or 2.7% to $1,697 million during fiscal 2014 as compared to fiscal 2013.

        Selling, general and administrative expenses increased $67 million, or 4.6% to $1,510 million during fiscal 2014 as compared to fiscal 2013. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $23 million, or 11.3% to $181 million in fiscal 2014 as compared to fiscal 2013 as certain acquisition-related intangible assets became fully amortized during the year, partially offset by an increase in depreciation as a result of new locations, distribution center expansions and investments in technology. Restructuring charges were $6 million for both fiscal 2014 and fiscal 2013, as the Company completed restructuring activities during the first half of fiscal 2014 that began in the fourth quarter of fiscal 2013.

        Operating expenses as a percentage of Net sales decreased approximately 150 basis points to 24.4% in fiscal 2014 as compared to fiscal 2013. The decrease was driven by a reduction in Selling, general and administrative expenses as a percentage of Net sales, which decreased approximately 90 basis points to 21.7%, and Depreciation and amortization expense as a percentage of Net sales, which decreased approximately 60 basis points to 2.6%. The improvement in Selling, general and administrative expenses as a percentage of Net sales was primarily due to our cost control efforts, including the restructuring actions initiated during fiscal 2013, and the leverage of fixed costs through sales volume increases.

Operating income

        Operating income increased $140 million, or 32.8% to $567 million during fiscal 2014 as compared to fiscal 2013, primarily due to higher Net sales and Gross profit, partially offset by higher operating expenses.

        Operating income as a percentage of Net sales increased approximately 140 basis points to 8.1% in fiscal 2014 as compared to fiscal 2013. The improvement was primarily driven by a reduction in operating expenses as a percentage of Net sales.

Interest expense

        Interest expense decreased $66 million, or 12.5%, during fiscal 2014 as compared to fiscal 2013. The decrease in fiscal 2014 as compared to fiscal 2013 was primarily due to a lower average outstanding balance, due to the repayment of debt with the net proceeds from Holdings' initial public offering in fiscal 2013, and to a lesser extent, a lower average interest rate.

Loss on extinguishment & modification of debt

        During fiscal 2014, our debt refinancing and redemption activities resulted in charges of $108 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        In the fourth quarter of fiscal 2014, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes. As a result, in the fourth quarter of fiscal 2014 HDS incurred a $106 million loss on extinguishment of debt, which includes a $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred financing costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        In the first quarter of fiscal 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of the Term Loans and extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

        During fiscal 2013, our debt refinancing and redemption activities resulted in charges of $87 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        In the second quarter of fiscal 2013, we redeemed all $950 million outstanding aggregate principal amount of HDS's January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof. As a result, in second quarter 2013, HDS incurred a $44 million loss on extinguishment of debt, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred financing costs.

        Also in the second quarter of fiscal 2013, we amended HDS's Senior ABL Facility to, among other things, lower the borrowing margin by 25 basis points and extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier). In connection with the amendment, HDS recognized an approximately $3 million loss on extinguishment of debt for the write-off of pro-rata unamortized deferred financing costs for the portion of the amendment considered an extinguishment.

        In the first quarter of fiscal 2013, we redeemed all of the remaining $889 million outstanding 2007 Senior Subordinated Notes at redemption price of 103.375% of the principal amount thereof. As a result, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred financing costs.

        In addition, during the first quarter of fiscal 2013, we amended HDS's Term Loan Facility to lower the borrowing margin by 275 basis points and replace the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred financing costs. A significant portion of the amendment of HDS's Term Loan Facility was considered a modification. As a result, HDS incurred approximately $1 million in financing fees that were expensed.

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

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2014 was $42 million compared to $44 million in fiscal 2013. Since pre-tax income was zero, the effective rate for continuing operations for fiscal 2014 was not meaningful. Tax expense from continuing operations reflects an increase in the valuation allowance, which was partially offset by the utilization of deferred tax assets which had previously been subject to a valuation allowance, the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The U.S. valuation allowance for fiscal 2014 includes an increase of $33 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        The provision for income taxes from continuing operations in fiscal 2013 was an expense of $44 million. The effective rate for continuing operations for fiscal 2013 was negative 20.9%, reflecting the impact of a $118 million increase in the U.S. valuation allowance on deferred tax assets driven by the uncertainty regarding our ability to utilize the NOL for fiscal 2013. The U.S. valuation allowance for fiscal 2013 includes an increase of $33 million related to deferred tax liabilities generated by indefinite life intangibles for continuing operations. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income.

Adjusted EBITDA

        Adjusted EBITDA increased $117 million, or 17.8%, in fiscal 2014 as compared to fiscal 2013. Each of our reportable segments experienced an increase in Adjusted EBITDA in fiscal 2014 as compared to fiscal 2013.

        The increase in Adjusted EBITDA in fiscal 2014 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points to 11.1% in fiscal 2014 as compared to fiscal 2013, primarily due to a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

        Adjusted net income increased $172 million, to $179 million, in fiscal 2014 as compared to fiscal 2013. The increase in Adjusted net income was attributable to sales growth, the leverage of fixed costs and the positive impact of lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

				Increase (Decrease)
	Fiscal Year
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(Dollars in millions)
Net sales	$2,690	$2,510	$2,331	7.2%	7.7%
Operating income (loss)	$474	$382	$307	24.1%	24.4%
% of Net sales	17.6%	15.2%	13.2%	240 bps	200 bps
Depreciation and amortization	49	107	126	(54.2)%	(15.1)%
Restructuring	6	2	1	*	*

Adjusted EBITDA	$529	$491	$434	7.7%	13.1%
% of Net sales	19.7%	19.6%	18.6%	10 bps	100 bps

*
not meaningful

Fiscal 2015 compared to fiscal 2014

Net Sales

        Net sales increased $180 million, or 7.2%, in fiscal 2015 as compared to fiscal 2014.

        The increase in Net sales was primarily due to growth initiatives. These growth initiatives consist of investments in sales personnel, products, and technology aligned with our customers' multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by an unfavorable

Canadian exchange rate impact, resulting in a $6 million reduction to Net sales in fiscal 2015. In addition, fiscal 2015 was negatively affected by unfavorable weather impacts during the first quarter.

Adjusted EBITDA

        Adjusted EBITDA increased $38 million, or 7.7%, in fiscal 2015 as compared to fiscal 2014.

        The increase was primarily due to the increase in Net sales and operating leverage through productivity, partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points in fiscal 2015 as compared to fiscal 2014. The increase was primarily driven by a decline in Selling, general and administrative expenses as a percentage of Net sales, partially offset by a $5 million inventory impairment charge recorded in the fourth quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of Net sales declined slightly in fiscal 2015 as compared to fiscal 2014 due to the leverage of fixed costs through sales volume increases and cost control efforts. The inventory impairment charge was recorded based on management's intent to reduce excess inventory thereby decongesting the Company's distribution centers and improving the efficiency of the supply chain.

Fiscal 2014 compared to fiscal 2013

Net sales

        Net sales increased $179 million, or 7.7%, in fiscal 2014 as compared to fiscal 2013.

        Growth initiatives contributed approximately $125 million of the year-over-year increase. These growth initiatives consist of investments in sales personnel, products, and technology aligned with our customers' multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $3 million reduction to Net sales in fiscal 2014.

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

Waterworks

				Increase (Decrease)
	Fiscal Year
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(Dollars in millions)
Net sales	$2,510	$2,427	$2,227	3.4%	9.0%
Operating income (loss)	$208	$184	$159	13.0%	15.7%
% of Net sales	8.3%	7.6%	7.1%	70 bps	50 bps
Depreciation and amortization	13	14	14	(7.1)%	—
Restructuring	1	—	—	*	*

Adjusted EBITDA	$222	$198	$173	12.1%	14.5%
% of Net sales	8.8%	8.2%	7.8%	60 bps	40 bps

*
not meaningful

Fiscal 2015 compared to fiscal 2014

Net Sales

        Net sales increased $83 million, or 3.4%, during fiscal 2015 as compared to fiscal 2014.

        Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and new locations ("greenfields"), contributed to the increase in fiscal 2015. Net sales was also positively impacted by higher sales volume due to end-market improvements.

Adjusted EBITDA

        Adjusted EBITDA increased $24 million, or 12.1%, in fiscal 2015 as compared to fiscal 2014.

        The increase in fiscal 2015, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses, primarily personnel related to growth initiative investments and variable costs due to the increased volume and inflation.

        Adjusted EBITDA as a percentage of Net sales increased approximately 60 basis points in fiscal 2015 as compared to fiscal 2014. The improvement was primarily a result of improvements in gross margins due to our category management initiatives and product mix, including fewer large low margin projects as a result of a sluggish municipal market, partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales as we continue to invest for future growth.

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales increased $200 million, or 9.0%, during fiscal 2014 as compared to fiscal 2013.

        Growth initiatives, including fusible piping solutions, storm drainage, treatment plant initiatives, and greenfields, contributed approximately $106 million in fiscal 2014. Net sales was also positively impacted by higher sales volume due to end-market improvements.

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

Construction & Industrial—White Cap

				Increase (Decrease)
	Fiscal Year
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(Dollars in millions)
Net sales	$1,733	$1,570	$1,381	10.4%	13.7%
Operating income (loss)	$133	$78	$48	70.5%	62.5%
% of Net sales	7.7%	5.0%	3.5%	270 bps	150 bps
Depreciation and amortization	27	36	37	(25.0)%	(2.7)%
Restructuring	—	2	1	—	—

Adjusted EBITDA	$160	$116	$86	37.9%	34.9%
% of Net sales	9.2%	7.4%	6.2%	180 bps	120 bps

*
not meaningful

Fiscal 2015 compared to fiscal 2014

Net Sales

        Net sales increased $163 million, or 10.4%, in fiscal 2015 as compared to fiscal 2014.

        Growth initiatives contributed to the increase in Net sales in in fiscal 2015 driven by our greenfields, Managed Sales Approach ("MSA") and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $13 million reduction to Net sales in fiscal 2015.

Adjusted EBITDA

        Adjusted EBITDA increased $44 million, or 37.9%, in fiscal 2015 as compared to fiscal 2014.

        The increase in Adjusted EBITDA in fiscal 2015 as compared to fiscal 2014 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 180 basis points in fiscal 2015 as compared to fiscal 2014. This improvement was primarily driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

Fiscal 2014 compared to fiscal 2013

Net Sales

        Net sales increased $189 million, or 13.7%, in fiscal 2014 as compared to fiscal 2013.

        Growth initiatives contributed approximately $107 million in fiscal 2014 driven by our greenfields, MSA, and direct marketing initiatives. In addition, Construction & Industrial Net sales in fiscal 2014 was positively impacted by improvements in non-residential construction and the residential housing market. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $6 million reduction to Net sales in fiscal 2014.

Adjusted EBITDA

        Adjusted EBITDA increased $30 million, or 34.9%, in fiscal 2014 as compared to fiscal 2013.

        The increase in Adjusted EBITDA in fiscal 2014 as compared to fiscal 2013 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in fiscal 2014 as compared to fiscal 2013. This improvement was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

        During fiscal 2015, the Company's receipt of cash was primarily driven by cash receipts from operations, proceeds from the sale of Power Solutions and stock option exercises offset by the payment of interest on debt and net debt repayments, capital expenditures and purchases of treasury shares.

        As of January 31, 2016, our combined liquidity of approximately $1,311 million was comprised of $269 million in cash and cash equivalents and $1,042 million of additional available borrowings (excluding $107 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	Amounts in millions
Operating activities	$422	$295	$(367)
Investing activities	726	84	820
Financing activities	(962)	(404)	(474)

Working capital

        Working capital, excluding cash and cash equivalents, was $843 million as of January 31, 2016, decreasing $235 million as compared to $1,078 million as of February 1, 2015. Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $46 million. The increase was primarily driven by an increase in Receivables reflecting higher sales volumes and a decrease in Current installments of long-term debt due to the Incremental Agreement, as defined below.

Operating activities

        During fiscal 2015 cash provided by operating activities was $422 million compared to $295 million in fiscal 2014. Cash interest paid in fiscal 2015 was $397 million, compared to $456 million in fiscal 2014. Cash flows from operating activities in fiscal 2015 included a payment of $12 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities during fiscal 2014 included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities for discontinued operations were $2 million and $89 million during the fiscal 2015 and fiscal 2014, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $166 million in fiscal 2015 as compared to fiscal 2014. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to growth in earnings of continuing operations and working capital efficiency.

        During fiscal 2014 cash provided by operating activities was $295 million compared with a use of $367 million in fiscal 2013. The use of cash in fiscal 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans. Cash interest paid in fiscal 2014 was $456 million, compared to $527 million in fiscal 2013. Excluding the cash interest payments, including PIK interest and original issue discounts paid, in both periods, cash flow from operating activities increased approximately $228 million in fiscal 2014 as compared to fiscal 2013. The increase in operating cash flows excluding interest is attributable to growth in earnings of continuing operations and cost control efforts.

Investing activities

        During fiscal 2015, cash provided by investing activities was $726 million, primarily comprised of $809 million of cash received from the sale of our Power Solutions business, net of transaction costs, offset by $86 million of capital expenditures.

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

Financing activities

        During fiscal 2015, cash used in financing activities was $962 million, primarily due to net debt repayments of $961 million, including $72 million of contractually required premiums to extinguish the April 2012 Second Priority Notes prior to maturity and purchase of treasury shares of $71 million partially offset by $74 million of proceeds from employee stock option exercises.

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

External financing

        As of January 31, 2016, HDS had an aggregate principal amount of $4,311 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $11 million and $51 million, respectively, and an additional $1,149 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $107 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        During the fourth quarter of fiscal 2015, we adopted Accounting Standards Update ("ASU") No. 2015-03, "Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs" which requires the presentation of deferred financing costs as a direct deduction to the carrying value of long-term debt in the consolidated balance sheets for all periods presented. The amortization of such costs will continue to be recorded as interest expense. In accordance with ASU No. 2015-15, "Interest—Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," we continue to present deferred financing costs related to our revolving Senior ABL Facility as an asset in the consolidated balance sheets.

        On October 13, 2015, HDS used proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal of its April 2012 Second Priority Notes, and pay a $72 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $37 million of accrued but unpaid interest to the redemption date. As a result, the Company recorded an $80 million loss on extinguishment of debt, which includes the $72 million make-whole premium payment to redeem the April 2012 Second Priority Notes and the write-off of $8 million unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 13, 2015, HDS entered into an incremental amendment (the "Incremental Agreement") to the credit agreement governing its Term Loan Facility, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under the Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans then outstanding under the Term Loan

Facility, as of the date of the Incremental Agreement. Following the Incremental Agreement, the Term Loan Facility will mature on August 13, 2021 and bears interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed Term Loans), with the LIBOR floor to remain at 1.00%. The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans' maturity date.

        In connection with the Incremental Agreement, the Company recorded a modification and extinguishment charge of approximately $20 million, which includes financing fees and other costs of approximately $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        For additional information, see "Note 6, Debt," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Rating agency actions

        In August 2015, Moodys Investor Services ("Moody's") upgraded HDS's corporate family rating to B2, from B3, and revised its rating outlook to positive from stable. Moody's cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody's raised HDS's Speculative Grade Liquidity Rating to SGL-2 from SGL-3, citing their expectations of increasing free cash flows and the amount of revolving credit facility available. Also in August 2015, Standard & Poor's ("S&P") raised HDS's corporate credit rating to 'B+' from 'B'. The S&P outlook remains stable.

Commodity and interest rate risk

Commodity risk

        We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity based products that we purchase and sell, which contain commodities such as steel, PVC, petroleum and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

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

        A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $8 million (based on our borrowings as of January 31, 2016 and excluding the effect of the interest rate floor on our Term Loan Facility).

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of January 31, 2016 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2016	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Fiscal years after 2020
Long-term debt	$4,373	$9	$17	$2,292	$2,055
Interest on long-term debt(i)	1,508	308	615	498	87
Operating leases	554	139	219	125	71
Purchase obligations(ii)	399	399	—	—	—

Total contractual cash obligations(iii)(iv)	$6,834	$855	$851	$2,915	$2,213

(i)
The interest rates for the Senior ABL Facility are calculated based on the rates as of January 31, 2016. The interest on long-term debt includes payments for agent administration fees.

(ii)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel.

(iii)
The contractual obligations table excludes $2 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions.

(iv)
On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility in Atlanta, Georgia. The lease commences upon completion of construction of the facility, which is anticipated to be January 2018. The initial term of the lease is twenty years with an initial base rent of approximately $5 million, escalating at 1.85% per year.

Recent accounting pronouncements

        Leases—In February 2016, The Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

        Income Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes, Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to current guidance which requires a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. The new standard may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance on a prospective basis.

        Inventory—In July 2015, the FASB issued ASU No. 2015-11, "Inventory, Simplifying the Measurement of Inventory"("ASU 2015-11"). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out ("FIFO") or average cost methods and excludes inventory measured using last-in, first-out ("LIFO") or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's financial position or results of operations.

        Interest—imputation of interest—In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The update requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" ("ASU 2015-15"), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The ASU's are effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted.

        We adopted ASU 2015-03 and ASU 2015-15 as of January 31, 2016, electing to continue to present debt issuance costs related to our Senior ABL Facility as an asset, and as a result, have presented prior-period amounts for debt issuance costs related to all other long-term debt in a manner that conforms to the current-period presentation. The amortization of such costs will continue to be reported as interest expense. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior interim or annual periods. For additional information, see "Note 6, Debt," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The adoption required additional disclosures regarding the Company's discontinued operations, but did not impact the Company's financial position or results of operations.

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

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2016 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. ASC 350, "Intangibles—Goodwill and Other," requires entities to periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis, as defined by ASC 350. We assess the recoverability of goodwill in the fourth quarter of each fiscal year.

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

        For our annual goodwill impairment testing during the fourth quarter of fiscal 2015, we tested the four reporting units with goodwill balances. In accordance with ASC 350, we elected to first assess qualitative factors on three reporting units; Facilities Maintenance, Construction & Industrial—White Cap, and Home Improvement Solutions, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, we determined that it was not necessary to calculate the fair value using the DCF and market comparable approach for these three reporting units. We bypassed the qualitative analysis on the remaining reporting unit, Waterworks, and proceeded with the calculation of the fair value of this reporting unit using the DCF and market comparable approach. There was no indication of impairment in any of the Company's reporting units in the fourth quarter 2015 goodwill impairment test.

        There was no indication of impairment in any of the Company's reporting units in the fiscal 2014 and fiscal 2013 annual tests.

        The Company's DCF model is based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company's goodwill could be further impaired. It is not possible at this time to determine if any such future impairment charge would result.

Income Taxes

        Income taxes are determined under the asset and liability method as required by ASC 740, "Income Taxes." Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not "more likely than not" to be realized. The Company recorded a valuation allowance related to its U.S. continuing operations of $33 million and $118 million in fiscal 2014 and fiscal 2013, respectively, as it believed it is "more likely than not" all of the U.S. deferred income tax assets will not be realized. In addition, the Company recorded a $4 million valuation allowance increase and a $1 million valuation allowance decrease related to its U.S. discontinued operations for fiscal 2014 and fiscal 2013, respectively.

        At the end of fiscal 2015, the Company concluded that it is more likely than not that substantially all of our U.S. deferred tax assets would be realized. The conclusion was based upon the Company achieving three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2014 and fiscal 2015, long net operating loss carryforward periods, a reduction in current and future interest expense, and our business plan for fiscal 2016 and beyond showing continued profitability. Accordingly, in the fourth quarter of fiscal 2015, the Company reversed substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $1,007 million benefit in our provision for income taxes. Consistent with ASC 740, the Company evaluated the sources of realization for the deferred tax assets and considered the appropriate component of income to record the income tax benefit. Based on such analysis, approximately $1,007 million was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized.

        The Company follows the GAAP guidance for uncertain tax positions within ASC 740, "Income Taxes". ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management's judgment given the facts, circumstances and information available at the reporting date. If these judgments are not accurate then future income tax expense or benefit could be different.

        In November 2015, the FASB issued authoritative guidance on the balance sheet classification of deferred tax assets (ASU 2015-17). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to previous guidance which required a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted. The new standard may be applied either prospectively or retrospectively to all periods presented. The Company adopted this new standard as of January 31, 2016 and applied the new guidance on a prospective basis.

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of January 31, 2016 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

Stock-Based Compensation

        Our stock option expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate an expected forfeiture rate on all of our stock-based compensation awards and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See "Note 9—Stock Based Compensation and Employee Benefit Plans" in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Commodity and interest rate risk."

HD SUPPLY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	74
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	76
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	78
Consolidated balance sheets as of January 31, 2016 and February 1, 2015	79
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	80
Consolidated statements of cash flows for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	81
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	82
Consolidated balance sheets as of January 31, 2016 and February 1, 2015	83
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	84
Consolidated statements of cash flows for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	85
Notes to consolidated financial statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply Holdings, Inc. and its subsidiaries at January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2015.) We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities and debt issuance costs on the consolidated balance sheet in 2015.

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
Atlanta, GA
March 18, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2015.) We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities and debt issuance costs on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
March 18, 2016

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net Sales	$7,388	$6,970	$6,387
Cost of sales	4,932	4,706	4,307

Gross Profit	2,456	2,264	2,080
Operating expenses:
Selling, general and administrative	1,599	1,510	1,443
Depreciation and amortization	111	181	204
Restructuring	10	6	6

Total operating expenses	1,720	1,697	1,653
Operating Income	736	567	427
Interest expense	394	462	528
Loss on extinguishment & modification of debt	100	108	87
Other (income) expense, net	1	(3)	20

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	241	—	(208)
Provision (benefit) for income taxes	(1,085)	42	44

Income (Loss) from Continuing Operations	1,326	(42)	(252)
Income from discontinued operations, net of tax	146	45	34

Net Income (Loss)	$1,472	$3	$(218)

Other comprehensive income (loss)—foreign currency translation adjustment	12	(13)	(13)

Total Comprehensive Income (Loss)	$1,484	$(10)	$(231)

Weighted Average Common Shares Outstanding (thousands)
Basic	197,011	193,962	166,905
Diluted	201,308	193,962	166,905
Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$6.73	$(0.22)	$(1.51)
Income from Discontinued Operations	$0.74	$0.23	$0.20

Net Income (Loss)	$7.47	$0.02	$(1.31)

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$6.59	$(0.22)	$(1.51)
Income from Discontinued Operations	$0.73	$0.23	$0.20

Net Income (Loss)	$7.31	$0.02	$(1.31)

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 31, 2016	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$269	$85
Receivables, less allowance for doubtful accounts of $14 and $14	903	868
Inventories	781	784
Deferred tax asset	—	9
Current assets of discontinued operations	—	509
Other current assets	30	43

Total current assets	1,983	2,298

Property and equipment, net	326	340
Goodwill	2,869	2,869
Intangible assets, net	130	145
Deferred tax asset	685	1
Non-current assets of discontinued operations	—	295
Other assets	23	29

Total assets	$6,016	$5,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$508	$510
Accrued compensation and benefits	145	144
Current installments of long-term debt	9	34
Current liabilities of discontinued operations	—	217
Other current liabilities	209	230

Total current liabilities	871	1,135

Long-term debt, excluding current installments	4,302	5,140
Deferred tax liabilities	—	166
Other liabilities	99	296

Total liabilities	5,272	6,737

Stockholders' equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 200.1 million and 196.0 million shares issued and outstanding at January 31, 2016 and February 1, 2015, respectively	2	2
Paid-in capital	3,909	3,818
Accumulated deficit	(3,150)	(4,540)
Accumulated other comprehensive loss	(16)	(28)
Treasury stock, at cost, 0.06 million and 0.4 million shares at January 31, 2016 and February 1, 2015, respectively	(1)	(12)

Total stockholders' equity (deficit)	744	(760)

Total liabilities and stockholders' equity (deficit)	$6,016	$5,977

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares
							Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at February 3, 2013	130,584	(6)	$1	$—	$2,695	$(4,285)	$(2)	$(1,591)

Net loss						(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment							(13)	(13)
Sale of common stock	61,170		1		1,038			1,039
Shares issued under employee benefit plans	628		—		4			4
Stock-based compensation					16			16
Other					(1)			(1)

Balance at February 2, 2014	192,382	(6)	$2	$—	$3,752	$(4,503)	$(15)	$(764)

Net income						3		3
Other comprehensive income (loss):
Foreign currency translation adjustment							(13)	(13)
Purchase of common stock		(1,870)		(52)				(52)
Shares issued under employee benefit plans	5,539		—		48			48
Stock-based compensation					17			17
Share retirement(2)	(1,470)	1,470		40		(40)		—
Other					1			1

Balance at February 1, 2015	196,451	(406)	$2	$(12)	$3,818	$(4,540)	$(28)	$(760)

Net income						1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment							12	12
Purchase of common stock		(2,282)		(72)				(72)
Shares issued under employee benefit plans	6,351		—		74			74
Stock-based compensation					16			16
Share retirement(2)	(2,630)	2,630		82		(82)		—
Other				1	1			2

Balance at January 31, 2016	200,172	(58)	$2	$(1)	$3,909	$(3,150)	$(16)	$744

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

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,472	$3	$(218)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134	226	246
Provision for uncollectibles	8	7	4
Non-cash interest expense	23	25	30
Payment of PIK interest & discounts upon extinguishment of debt	(12)	(1)	(364)
Loss on extinguishment & modification of debt	100	108	87
Gain on sales of businesses	(186)	(8)	—
Stock-based compensation expense	16	17	16
Deferred income taxes	(839)	55	54
Other	(4)	—	3
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(63)	(90)	(68)
(Increase) decrease in inventories	(38)	(71)	(101)
(Increase) decrease in other current assets	11	18	—
(Increase) decrease in other assets	—	—	—
Increase (decrease) in accounts payable and accrued liabilities	(14)	1	(64)
Increase (decrease) in other long-term liabilities	(186)	5	8

Net cash provided by (used in) operating activities	422	295	(367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86)	(119)	(131)
Proceeds from sales of property and equipment	3	5	8
Proceeds from sale of investments	—	—	936
Proceeds from sales of businesses	809	198	4
Settlements for business acquired, net of cash acquired	—	—	3

Net cash provided by (used in) investing activities	726	84	820

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	—	1,039
Proceeds from issuance of common stock under employee benefit plans	74	48	4
Purchase of treasury shares	(71)	(52)	—
Borrowings of long-term debt	287	1,270	79
Repayments of long-term debt	(1,152)	(1,385)	(1,624)
Borrowings on long-term revolver debt	784	878	858
Repayments on long-term revolver debt	(880)	(1,142)	(798)
Debt issuance and modification costs	(6)	(21)	(34)
Other financing activities	2	—	2

Net cash provided by (used in) financing activities	(962)	(404)	(474)

Effect of exchange rates on cash and cash equivalents	(2)	(5)	(5)

Increase (decrease) in cash and cash equivalents	$184	$(30)	$(26)
Cash and cash equivalents at beginning of period	85	115	141

Cash and cash equivalents at end of period	$269	$85	$115

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net Sales	$7,388	$6,970	$6,387
Cost of sales	4,932	4,706	4,307

Gross Profit	2,456	2,264	2,080
Operating expenses:
Selling, general and administrative	1,599	1,510	1,443
Depreciation and amortization	111	181	204
Restructuring	10	6	6

Total operating expenses	1,720	1,697	1,653
Operating Income	736	567	427
Interest expense	394	462	528
Loss on extinguishment & modification of debt	100	108	87
Other (income) expense, net	1	(3)	20

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	241	—	(208)
Provision (benefit) for income taxes	(1,085)	42	44

Income (Loss) from Continuing Operations	1,326	(42)	(252)
Income from discontinued operations, net of tax	146	45	34

Net Income (Loss)	$1,472	$3	$(218)

Other comprehensive income (loss)—foreign currency translation adjustment	12	(13)	(13)

Total Comprehensive Income (Loss)	$1,484	$(10)	$(231)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 31, 2016	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$266	$85
Receivables, less allowance for doubtful accounts of $14 and $14	903	868
Inventories	781	784
Deferred tax asset	—	9
Current assets of discontinued operations	—	509
Other current assets	30	43

Total current assets	1,980	2,298

Property and equipment, net	326	340
Goodwill	2,869	2,869
Intangible assets, net	130	145
Deferred tax asset	685	1
Non-current assets of discontinued operations	—	295
Other assets	23	29

Total assets	$6,013	$5,977

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$508	$510
Accrued compensation and benefits	145	144
Current installments of long-term debt	9	34
Current liabilities of discontinued operations	—	217
Other current liabilities	208	230

Total current liabilities	870	1,135

Long-term debt, excluding current installments	4,302	5,140
Deferred tax liabilities	—	166
Other liabilities	99	296

Total liabilities	5,271	6,737

Stockholder's equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at January 31, 2016 and February 1, 2015	—	—
Paid-in capital	3,786	3,768
Accumulated deficit	(3,028)	(4,500)
Accumulated other comprehensive loss	(16)	(28)

Total stockholder's equity (deficit)	742	(760)

Total liabilities and stockholder's equity (deficit)	$6,013	$5,977

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at February 3, 2013	$—	$2,696	$(4,285)	$(2)	$(1,591)

Net loss			(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Equity contribution		1,039			1,039
Stock-based compensation		16			16
Other		(1)			(1)

Balance at February 2, 2014	$—	$3,750	$(4,503)	$(15)	$(768)

Net income			3		3
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Sale of common stock
Stock-based compensation		17			17
Other		1			1

Balance at February 1, 2015	$—	$3,768	$(4,500)	$(28)	$(760)

Net income			1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment				12	12
Equity contribution
Stock-based compensation		16			16
Other		2			2

Balance at January 31, 2016	$—	$3,786	$(3,028)	$(16)	$742

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,472	$3	$(218)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134	226	246
Provision for uncollectibles	8	7	4
Non-cash interest expense	23	25	30
Payment of PIK interest and discounts upon extinguishment of debt	(12)	(1)	(364)
Loss on extinguishment & modification of debt	100	108	87
Gain on sale of business	(186)	(8)	—
Stock-based compensation expense	16	17	16
Deferred income taxes	(839)	55	54
Other	(4)	—	3
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(63)	(90)	(68)
(Increase) decrease in inventories	(38)	(71)	(101)
(Increase) decrease in other current assets	11	18	—
(Increase) decrease in other assets	—	—	—
Increase (decrease) in accounts payable and accrued liabilities	(14)	1	(64)
Increase (decrease) in other long-term liabilities	(186)	5	8

Net cash provided by (used in) operating activities	422	295	(367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86)	(119)	(131)
Proceeds from sales of property and equipment	3	5	8
Proceeds from sale of investments	—	—	936
Proceeds from sales of businesses	809	198	4
Settlements for business acquired, net of cash acquired	—	—	3

Net cash provided by (used in) investing activities	726	84	820

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	—	1,039
Borrowings of long-term debt	287	1,270	79
Repayments of long-term debt	(1,152)	(1,385)	(1,624)
Borrowings on long-term revolver debt	784	878	858
Repayments on long-term revolver debt	(880)	(1,142)	(798)
Debt issuance and modification costs	(6)	(21)	(34)
Other financing activities	2	—	2

Net cash provided by (used in) financing activities	(965)	(400)	(478)

Effect of exchange rates on cash and cash equivalents	(2)	(5)	(5)

Increase (decrease) in cash and cash equivalents	$181	$(26)	$(30)
Cash and cash equivalents at beginning of period	85	111	141

Cash and cash equivalents at end of period	$266	$85	$111

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

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 550 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services includes approximately 850,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

        HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial—White Cap. Other operating segments include Home Improvement Solutions and Interior Solutions. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

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

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended January 31, 2016 ("fiscal 2015"), fiscal year ended February 1, 2015 ("fiscal 2014"), and fiscal year ended February 2, 2014 ("fiscal 2013") each included 52 weeks.

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

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At January 31, 2016 and February 1, 2015, vendor rebates due to HD Supply were $76 million and $75 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

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

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to seven years. At January 31, 2016 and February 1, 2015, capitalized software costs totaled $45 million and $61 million, respectively, net of accumulated amortization of $215 million and $186 million, respectively. Amortization of capitalized software costs totaled $39 million, $40 million, and $38 million, in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. For the annual impairment tests where Step 1 is utilized, the fair values of HD Supply's identified reporting units were estimated using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2015, fiscal 2014, or fiscal 2013.

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

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 31, 2016 and February 1, 2015, reserves totaled approximately $84 million and $92 million, respectively.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company's long-term financial assets and liabilities are recorded at historical costs. See "Note 7, Fair Value Measurements," for information on the fair value of long-term financial instruments.

Revenue Recognition

        HD Supply recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

        HD Supply ships products to customers by internal fleet and third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $36 million, $29 million, and $29 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $99 million, $98 million, and $92 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

        Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification ("ASC") 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. HD Supply conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease.

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $35 million, $32 million, and $34 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) includes Net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income under GAAP. Adjustments to net income are for foreign currency translation adjustments.

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

Recent Accounting Pronouncements

        Leases—In February 2016, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

        Income Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes, Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to current guidance which requires a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. The new standard may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance on a prospective basis.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventory—In July 2015, the FASB issued ASU No. 2015-11, "Inventory, Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out ("FIFO") or average cost methods and excludes inventory measured using last-in, first-out ("LIFO") or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's financial position or results of operations.

        Interest—imputation of interest—In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The update requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" ("ASU 2015-15"), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The ASU's are effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted.

        The Company adopted both ASU 2015-03 and ASU 2015-15 as of January 31, 2016, electing to continue to present deferred financing costs related to the Senior ABL Facility, as defined in "Note 6, Debt," as an asset. All periods presented have been revised to reflect the adoption. The amortization of such costs will continue to be reported as interest expense. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior periods. See "Note 6—Debt" for more information about the presentation of deferred financing costs.

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The adoption required additional disclosures regarding the Company's discontinued operations, but did not impact the Company's financial position or results of operations.

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

NOTE 2—PUBLIC OFFERINGS

Initial Public Offering

        On June 26, 2013, Holdings' Registration Statement (File No. 333-187872) was declared effective by the U.S. Securities and Exchange Commission ("SEC") for an initial public offering of its Common Stock. Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock sold to the underwriters for the offering pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million.

        The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS's outstanding 10.50% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes"), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date, and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See "Note 4, Related Parties"). The remaining net proceeds were used for general corporate purposes.

Secondary Offering

        On July 28, 2015, certain of Holdings' stockholders, including an investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC (collectively, the "Selling Stockholders"), completed the sale of 30,539,550 shares of Holdings' Common Stock, under the previously filed and effective shelf registration statement (including a prospectus), at a price to the Selling Stockholders of $35.44 per share. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. As a result of the sale, the investment fund associated with Bain Capital Partners, LLC, and THD Holdings, LLC sold their remaining original investment in Holdings' Common Stock. In connection with the offering, the Company incurred approximately $1 million of fees, reflected in Other income (expense), net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 3—DISCONTINUED OPERATIONS

        In October 2015, the Company completed the sale of its Power Solutions business. The Company received cash proceeds of approximately $809 million, net of $16 million of transaction costs. The Company realized approximately $20 million in cumulative currency translation losses related to the Canadian operations of the Power Solutions business unit. As a result of the sale, the Company recorded a $186 million pre-tax gain.

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

Summary Financial Information

        In accordance with ASC 205-20, "Discontinued Operations" and ASU 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity," the results of Power Solutions, Hardware Solutions, and Litemor operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

        The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net sales	$1,391	$2,198	$2,182
Cost of sales	1,185	1,783	1,772

Gross Profit	206	415	410
Operating expenses:
Selling, general and administrative	154	303	317
Depreciation and amortization	18	41	38
Restructuring	—	1	3

Total operating expenses	172	345	358
Operating Income	34	70	52
(Gain) loss on disposal of discontinued operations	(186)	7	—
Other (income) expense, net	1	(3)	—

Income (loss) before provision for income taxes	219	66	52
Provision (benefit) for income taxes	73	21	18

Income (loss) from discontinued operations, net of tax	$146	$45	$34

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        At January 31, 2016 and February 1, 2015, the carrying amounts of major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets were as follows (amounts in millions):

	January 31, 2016	February 1, 2015
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $1	$—	$221
Inventories	—	284
Other current assets	—	4

Total current assets	—	509

Goodwill	—	202
Intangible assets, net	—	55
Other non-current assets	—	38

Total assets of discontinued operations	$—	$804

Current Liabilities:
Accounts payable	$—	178
Accrued compensation and benefits	—	18
Other current liabilities	—	21

Total liabilities of discontinued operations	$—	$217

        The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net cash flows from operating activities	$2	$89	$55

Cash flows from investing activities:
Capital expenditures	(2)	(19)	(24)
Proceeds from sale of a business	809	198	4

Net cash flows provided by (used in) investing activities	$807	$179	$(20)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, LLC ("CD&R"), The Carlyle Group ("Carlyle") and Bain Capital Partners, LLC ("Bain", and together with CD&R and Carlyle the "Equity Sponsors") formed Holdings (previously named HDS Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot Inc. ("Home Depot") pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007 Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

        Upon completion of Holdings' secondary public offerings in fiscal 2015 and fiscal 2014, Home Depot and the Equity Sponsors sold all of their remaining original investments in Holdings.

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

        During fiscal 2013, the Company recorded $2 million of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Debt—On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principle of its 2007 Senior Subordinated Notes, as defined in Note 6, Debt, at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. Certain affiliates of the Equity Sponsors owned a portion of the 2007 Senior Subordinated Notes at the time of redemption.

        Purchases—HD Supply purchased product from affiliates of Bain for $8 million in fiscal 2015. HD Supply purchased product from affiliates of the Equity Sponsors for approximately $52 million and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES (Continued)

$45 million in fiscal 2014 and fiscal 2013, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

        Sales—In May 2015, an independent Board member of the Company acquired a minority interest in an HD Supply customer. HD Supply sold product to the customer totaling $4 million, $3 million, and $1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of January 31, 2016			As of February 1, 2015
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,877	(815)	1,062	1,877	(815)	1,062
Construction & Industrial	183	(74)	109	183	(74)	109
Home Improvement Solutions	125	(30)	95	125	(30)	95
Interior Solutions	67	(67)	—	67	(67)	—

Total goodwill	$3,855	$(986)	$2,869	$3,855	$(986)	$2,869

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis, in the fourth quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests.

        HD Supply performed the annual goodwill impairment testing during the fourth quarter of fiscal 2015 (as of November 1, 2015). There was no indication of impairment in any of the Company's reporting units in the fiscal 2015 annual test or in the fiscal 2014 and fiscal 2013 annual tests. The Company's analysis was based, in part, on HD Supply's expectation of future market conditions for each of the reporting units, as well as, discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company's goodwill could be impaired.

        During fiscal 2015, the Company completed the sale of Power Solutions which held $202 million of goodwill as of the date of the sale. During fiscal 2014, the Company completed the sale of Hardware Solutions which held approximately $65 million of goodwill as of the date of the sale. See "Note 3, Discontinued Operations."

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

        HD Supply's intangible assets as of January 31, 2016 and February 1, 2015 consisted of the following (amounts in millions):

	As of January 31, 2016			As of February 1, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$69	$(24)	$45	$737	$(685)	$52
Trade names	148	(63)	85	151	(58)	93
Other	2	(2)	—	2	(2)	—

Total	$219	$(89)	$130	$890	$(745)	$145

        During fiscal 2015, the Company wrote-off approximately $671 million of gross, fully amortized intangible assets. This consisted of $668 million of gross customer relationships and approximately $3 million of gross trade names and other intangible assets.

        During fiscal 2015, the Company completed the sale of Power Solutions which held $42 million of net customer relationship intangible assets as of the sale date. During fiscal 2014, the Company completed the sale of Hardware Solutions which held $32 million of net other intangible assets as of the sale date. See "Note 3, Discontinued Operations."

        Amortization expense for continuing operations related to intangible assets was $15 million, $80 million, and $110 million, in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Estimated future amortization expense for continuing operations for intangible assets recorded as of January 31, 2016 is $14 million, $14 million, $13 million, $13 million and $13 million for fiscal years 2016 through 2020, respectively.

NOTE 6—DEBT

        During the fourth quarter of fiscal 2015, the Company adopted ASU 2015-03, which requires the presentation of deferred financing costs as a direct deduction to Long-Term Debt in the Consolidated Balance Sheets for all periods presented. The amortization of such costs will continue to be reported as interest expense. In accordance with ASU 2015-15, the Company continued to present deferred financing costs related to HDS' revolving Senior Asset Based Lending Facility ("Senior ABL Facility") as an asset in the Consolidated Balance Sheets.

        On October 13, 2015, HDS used proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal amount of its April 2012 Second Priority Notes, as defined below, and paid a $72 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $37 million of accrued but unpaid interest to the redemption date. As a result, the Company recorded an $80 million loss on extinguishment of debt, which includes the $72 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 13, 2015, HDS entered into an incremental amendment (the "Incremental Agreement") to the credit agreement governing its Term Loan Facility, as defined below, pursuant to

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

which HDS requested a borrowing of a new $850 million tranche of senior secured term loans ("Term Loans"), the proceeds of which, together with cash on hand and available borrowings under HDS's Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the Term Loan Facility, as defined below, as of the date of the Incremental Agreement. Pursuant to the Incremental Agreement, the Term Loans will mature on August 13, 2021 and bear interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed term loans), with the LIBOR floor to remain at 1.00%. The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans' maturity date.

        In connection with the amendment, the Company recorded a modification and extinguishment charge of $20 million, which includes financing fees of $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        HDS's long-term debt as of January 31, 2016 and February 1, 2015 consisted of the following (dollars in millions):

	January 31, 2016		February 1, 2015
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$—	—	$96	2.02
Term Loans due 2021	848	3.75	975	4.00
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2012 Second Priority Notes due 2020	—	—	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50

Total gross long-term debt	$4,373		$5,271

Less unamortized discount	(11)		(14)
Less unamortized deferred financing costs	(51)		(83)

Total net long-term debt	$4,311		$5,174
Less current installments	(9)		(34)

Total net long-term debt, excluding current installments	$4,302		$5,140

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of January 31, 2016, HDS had $1,149 million of available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $107 million of borrowings available on qualifying cash balances).

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

        The Senior ABL Facility will mature on June 28, 2018, unless the individual applicable lenders agree to extend the maturity of their respective loans under the Senior ABL Facility upon HDS's request and without the consent of any other applicable lender.

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

        HDS's obligations under the Senior ABL Facility and the guarantees thereof are secured in favor of the U.S. ABL collateral agent (i) on a first-priority basis by substantially all accounts receivable, inventory and other related assets owned by HDS and each Subsidiary Guarantor and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "ABL Priority Collateral"), subject to permitted liens, and (ii) (x) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (with foreign subsidiary holding companies being deemed foreign subsidiaries) and (y) substantially all tangible and intangible assets owned by HDS and each Subsidiary Guarantor, other than the ABL Priority Collateral, and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "Cash Flow Priority Collateral" and, together with the ABL Priority Collateral, the "Collateral"); in each case, subject to the priority of liens among the Term Loan Facility (as defined below), the December 2014 First Priority Notes (as defined below), and the Senior ABL Facility.

        The Canadian obligations under the Senior ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the December 2014 First Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount.

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

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured term loan facility (the "Term Loan Facility"; the term loans thereunder, the "Term Loans") providing for a Term Loan in an original aggregate principal amount of $850 million. The Term Loan Facility will mature on August 13, 2021 (the "Term Loan Maturity Date"). The Term Loans amortize in equal quarterly installments in aggregate annual

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

amounts equal to 1.00% of the original principal amount of the Term Loan Facility beginning December 2015 with the balance payable on the Term Loan Maturity Date. The Term Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with the LIBOR floor at 1.00%.

        During the first quarter of fiscal 2015 and in accordance with the annual excess cash flow ("ECF") provisions of the Term Loan Facility, the Company offered a prepayment of $34 million based on the ECF calculation for fiscal 2014. The lenders in the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015. In accordance with the Incremental Agreement, the ECF provisions are applicable beginning with the fiscal year ending on January 29, 2017 (fiscal 2016) and each fiscal year thereafter. The ECF provision is not applicable to fiscal 2015.

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

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the December 2014 First Priority Notes, and the Senior ABL Facility.

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

5.25% Senior Secured First Priority Notes due 2021

        HDS issued $1,250 million of 5.25% Senior Secured First Priority Notes ("December 2014 First Priority Notes") due 2021 under an Indenture, dated December 4, 2014 (the "December 2014 First Priority Indenture") among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The December 2014 First Priority Notes bear interest at a rate of 5.25% per annum and will mature on December 15, 2021. Interest is paid semi-annually in arrears on June 15th and December 15th of each year.

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

Year	Percentage
2017	103.398%
2018	102.625%
2019	101.313%
2020 and thereafter	100.000%

        In addition, at any time prior to December 15, 2017, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the December 2014 First Priority Notes with the proceeds of certain equity offerings at a redemption price of 105.25% of the principal amount in respect of the December 2014 First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the December 2014 First Priority Notes are redeemed, an aggregate principal amount of the December 2014 First Priority Notes must remain outstanding immediately after each such redemption of December 2014 First Priority Notes.

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

11% Senior Secured Second Priority Notes due 2020

        HDS's 11% Senior Secured Second Priority Notes due 2020 (the "April 2012 Second Priority Notes") bore interest at 11% per annum and were set to mature on April 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the October 13, 2015 redemption.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes ("October 2012 Senior Unsecured Notes") under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities and the December 2014 First Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The October 2012 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2012 Senior Notes Indenture.

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

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Unsecured Notes ("February 2013 Senior Unsecured Notes") under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities and the December 2014 First Priority Notes, to the extent of the value of the collateral securing such indebtedness.

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

December 2014 First Priority Notes, October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the December 2014 First Priority Indenture, the October 2012 Senior Unsecured Notes Indenture, and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of the Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain circumstances, HDS must use the proceeds to make an offer to purchase the Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

        The Senior Indentures contain covenants that, among other things, limit the ability of HDS and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with HDS's affiliates. Most of these covenants will cease to apply for so long as the Senior Notes have investment grade ratings from both Moody's Investment Services, Inc. and Standard & Poor's. HDS is in compliance with all such covenants.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Events of Default

        The Senior Indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately. The Senior Indentures also provide for specified cross default and cross acceleration to other material indebtedness.

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at January 31, 2016 are summarized below (amounts in millions):

	Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$9	$8	$9	$8	$2,284	$2,055	$4,373

Fiscal 2014 and Fiscal 2013 Transactions

        On December 19, 2014, HDS used the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem all of the outstanding $1,250 million aggregate principal amount of its 2012 First Priority Notes, and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $18 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $106 million loss on extinguishment of debt, which includes the $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred financing costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

        On December 4, 2014, HDS issued $1,250 million of the December 2014 First Priority Notes at par. At closing, HDS received approximately $1,232 million, net of transaction fees. As a result of the issuance, HDS incurred and paid $18 million in deferred financing costs, which will be amortized into interest expense over the term of the notes.

        On February 6, 2014, HDS amended its Term Loan Facility, as defined above, to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The Term Loan may be repaid at any time without penalty or premium. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the Term Loans. The amendment also extended the maturity of the Term Loans by approximately nine months, to June 28, 2018.

        In connection with the amendment, HDS paid approximately $1 million in financing costs, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50, Debt-Modifications and Extinguishments. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

costs. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in fiscal 2013 and in accordance with ASC 470-50, HDS incurred a $44 million loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred financing costs.

        On June 28, 2013, HDS amended its Senior ABL Facility to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing costs which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred financing costs.

        On February 15, 2013, HDS amended its Term Loan Facility to lower the borrowing margin by 275 basis points. The Term Loans were subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. In connection with the amendment, HDS paid approximately $30 million in financing costs, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred financing costs. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred financing costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS

        The fair value measurements and disclosure principles of GAAP (ASC 820, "Fair Value Measurements and Disclosures") define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of January 31, 2016 and February 1, 2015 (amounts in millions):

	As of January 31, 2016		As of February 1, 2015
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$—	$—	$96	$95
Term Loans and Notes	4,373	4,560	5,175	5,504

Total	$4,373	$4,560	$5,271	$5,599

(1)
These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

NOTE 8—INCOME TAXES

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
United States	$237	$—	$(207)
Foreign	4	—	(1)

Total	$241	$—	$(208)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Current:
Federal	$(165)	$9	$8
State	(12)	(1)	4
Foreign	4	—	—

	(173)	8	12
Deferred:
Federal	(829)	31	29
State	(84)	3	3
Foreign	1	—	—

	(912)	34	32

Total	$(1,085)	$42	$44

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2015, fiscal 2014, and fiscal 2013 was approximately (450.2%), was not meaningful since pretax income was zero, and 21%, respectively.

        The Company's effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company's fiscal 2015 was impacted by reversing substantially all of the valuation allowance on its net U.S. deferred income taxes and a decrease in the Company's unrecognized tax position. The Company's fiscal 2014 and fiscal 2013 effective tax rates were significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2014 and fiscal 2013 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company's U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2015, fiscal 2014, and fiscal 2013 is as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Income taxes at federal statutory rate	$84	$—	$(73)
State income taxes, net of federal income tax benefit	13	—	(7)
Foreign rate differential	(1)	—	(2)
Non-deductible interest	14	—	—
Valuation allowance	(1,007)	33	118
Adjustments to tax reserves	(189)	7	8
Other, net	1	2	—

Total provision (benefit)	$(1,085)	$42	$44

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 31, 2016 and February 1, 2015 were as follows (amounts in millions):

	January 31, 2016	February 1, 2015
Deferred Tax Assets:
Accrued compensation	$26	$32
Accrued self-insurance liabilities	17	18
Other accrued liabilities	24	25
Deferred revenue	—	7
Restructuring liabilities	23	27
Net operating loss	751	960
Fixed assets	25	20
Allowance for doubtful accounts	6	7
Inventory	35	37
Tax credit carryforward	14	6
Other	5	24
Valuation allowance	(6)	(1,013)

Noncurrent deferred tax assets	920	150
Deferred Tax Liabilities:
Prepaid expense	$(1)	$(1)
Deferred financing costs	(9)	(27)
Software costs	(12)	(17)
Intangible assets	(166)	(194)
Income from discharge of indebtedness	(47)	(63)

Noncurrent deferred tax liabilities	(235)	(302)

Deferred tax assets (liabilities), net	$685	$(152)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The Company reported $4 million of long-term deferred tax assets related to its Canadian business within other assets on its Consolidated Balance Sheet as of February 1, 2015.

        At January 31, 2016, the Company's U.S. operations were in a position of cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2014 and 2015, the Company's long net operating loss carryforward periods, a significant reduction in the Company's recent interest expense, a projected further reduction in the Company's future interest expense, and the Company's business plan for fiscal 2016 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. Accordingly, in the fourth quarter of fiscal 2015, the Company reversed substantially all of its valuation allowance on its net U.S. deferred tax assets, resulting in a $1,007 million benefit in its provision for income taxes. The benefit from reversing the valuation allowance was partially offset by the utilization of $104 million of such deferred tax assets to offset current year income. At February 1, 2016, after the reverse of the valuation allowance, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million.

        In fiscal 2014, the Company recorded a valuation allowance on its total U.S. operations of $33 million net income tax expense related to continuing operations and $4 million net income tax benefit related to discontinued operations. In fiscal 2013, the Company recorded a valuation allowance on its total U.S. operations of $118 million of net income tax expense related to continuing operations and $1 million of net income tax benefit for discontinued operations.

        The Company has designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. As of January 31, 2016, deferred taxes have not been provided as the Company's tax basis exceeds its financial reporting book basis with respect to its foreign subsidiary. In fiscal 2015, the Company repatriated $92 million of cash and property to the U.S. which, to the extent of current earnings and profits, resulted in $10 million income tax expense in the U.S. In fiscal 2014, the Company did not repatriate cash from its foreign operations to the U.S. In fiscal 2014, if the Company had repatriated cash to the U.S., no additional income tax expense would have been generated.

        As of January 31, 2016, the Company had tax-effected U.S. federal net operating loss carryforwards of $694 million which expire beginning in fiscal 2030. The Company also had $108 million of tax effected state net operating loss carryforwards which expire in various years between fiscal 2016 and fiscal 2035. The Company also had $9 million of U.S. federal alternative minimum tax credits which have an indefinite carryforward period, $2 million of U.S. federal research and development credits which expire between fiscal 2031 and fiscal 2035, and $3 million of tax-effected state tax credits which expire in various years between fiscal 2019 and fiscal 2024.

        The future utilization of the Company's Net Operating Loss carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years). Future direct or indirect changes in the ownership of the Company's common stock, including sales or acquisitions of the Company's common stock by stockholders and purchases and issuances of the Company's common

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

stock by the Company, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of the Company's NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on the Company's future results of operations and financial position.

        Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2015 and fiscal 2014. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in the Company's net operating taxable loss carryforwards, pursuant to ASC 718, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the Company's current taxes payable in fiscal 2015 or fiscal 2014 due to net operating loss carryforwards, these "windfall" tax benefits are not reflected in the Company's net operating losses in deferred tax assets for fiscal 2015 or fiscal 2014. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2015 and fiscal 2014 were $48 million and $16 million, respectively.

        For fiscal 2015, the Company recorded a $69 million net income tax expense related to its U.S. business and a $4 million net income tax expense related to its Canadian business in discontinued operations. For fiscal 2014, the Company recorded an $18 million net income tax expense related to its U.S. business and a $3 million net income tax expense related to its Canadian business in discontinued operations. For fiscal 2013, the Company recorded a $13 million net income tax expense related to its U.S. business and a $5 million net income tax expense related to its Canadian business in discontinued operations.

        Federal, state and foreign income taxes net current receivable total $3 million and $3 million as of fiscal 2015 and fiscal 2014, respectively.

Accounting for uncertain tax positions

        The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

amount of unrecognized tax benefits for continuing operations for fiscal 2015, fiscal 2014, and fiscal 2013 is as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Unrecognized Tax Benefits beginning of period	$187	$192	$193
Gross increases for tax positions in current period	1	1	—
Gross increases for tax positions in prior period	5	—	—
Gross decreases for tax positions in prior period	(2)	(1)	—
Settlements	(181)	(5)	—
Lapse of statutes	(1)	—	(1)

Unrecognized Tax Benefits end of period	$9	$187	$192

        There are $9 million, $187 million, and $192 million of unrecognized tax benefits included in the balance at fiscal 2015, fiscal 2014, and fiscal 2013, respectively, whose resolution could affect the annual effective income tax rate.

        The Company decreased its accrual for net interest and penalties related to unrecognized tax benefits by $29 million for fiscal 2015. The Company accrued $2 million and $5 million of net interest and penalties related to unrecognized tax benefits for fiscal 2014 and fiscal 2013, respectively. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at fiscal 2015, fiscal 2014, and fiscal 2013, was zero, $29 million, and $27 million, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

        The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service ("IRS"). Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company's tax years 2007 and forward remain open for audit by the IRS and various state governments.

        The decrease in the Company's fiscal 2015 unrecognized U.S. federal and state tax benefits including gross interest accrual was driven by an income tax benefit of approximately $189 million from the approval and finalization of the Tentative Settlement (as defined in Note 13, Commitments and Contingencies).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013. As of January 31, 2016, approximately 9 million registered shares were available for issuance under the Plan.

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July, with the first offering period commenced on January 1, 2014. Two million shares are authorized for issuance under the ESPP, and these shares were registered on July 2, 2013. During fiscal 2015 and fiscal 2014, eligible associates purchased approximately 117,000 shares and 114,000 shares, respectively, under the ESPP. As of January 31, 2016, approximately 1.8 million registered shares were available for issuance under the ESPP.

Stock Options

        Under the terms of the Plan and the Stock Incentive Plan (collectively, the "HDS Plans"), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings' stock on the date of the grant. Prior to Holdings' initial public offering, the fair market value of the stock was determined by the Board of Directors of Holdings based on such factors as it deemed appropriate, including but not limited to the earnings and other financial and operating information of the Company in recent periods, the potential value of the Company as a whole, the future prospects of the Company and the industries in which it competes, the history and management of the Company, the general condition of the securities markets, the fair market value of securities of companies engaged in businesses similar to those of the Company, and any recent valuation of the common stock of Holdings that was performed by an independent valuation firm (although the Board of Directors of Holdings was not obligated to obtain such a valuation).

        The non-qualified stock options under the HDS Plans generally vest at the rate of 20% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 3, 2013	14,818	$13.00
Granted	930	18.00
Exercised	(312)	12.02
Forfeited	(426)	13.91

Outstanding at February 2, 2014	15,010	$13.30

Granted	—	—
Exercised	(4,076)	10.97
Forfeited	(495)	15.94

Outstanding at February 1, 2015	10,439	$14.08

Granted	—	—
Exercised	(5,647)	12.50
Forfeited	(55)	15.28

Outstanding at January 31, 2016	4,737	$15.95

        The total intrinsic value of options exercised was approximately $110 million, $65 million, and $4 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. As of January 31, 2016, there were approximately 4.7 million stock options outstanding with a weighted average remaining life of 4.8 years and an aggregate intrinsic value of approximately $49 million. As of January 31, 2016, there were approximately 3.7 million options exercisable with a weighted average exercise price of $15.62, a weighted average remaining life of 4.4 years and an aggregate intrinsic value of approximately $40 million. As of January 31, 2016, there were approximately 4.5 million options vested or expected to ultimately vest with a weighted average exercise price of $15.87, a weighted average remaining life of 4.7 years, and an aggregate intrinsic value of approximately $47 million.

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

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Risk-free interest rate	—	—	1.8%
Dividend yield	—	—	0.0%
Expected volatility factor	—	—	58.3%
Expected option life in years	—	—	6.5

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD Supply's competitors over the expected life of the HD Supply options. These volatilities were weighted

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply and then adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. No options were granted during fiscal 2015 or fiscal 2014. The weighted-average fair value of each option granted during fiscal 2013 was $10.25. HD Supply recognized $5 million, $8 million, and $16 million of stock-based compensation expense related to stock options during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. As of January 31, 2016 the unamortized compensation expense related to stock options was $2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

        A summary of RSA and RSU activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	—	$—
Granted	353	18.18
Vested	—	—
Forfeited	—	—

Non-vested at February 2, 2014	353	$18.18

Granted	1,508	24.32
Vested	(131)	20.04
Forfeited	(125)	24.40

Non-vested at February 1, 2015	1,605	$23.32

Granted	1,147	29.05
Vested	(440)	23.59
Forfeited	(581)	26.02

Non-vested at January 31, 2016	1,731	$26.08

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        HD Supply recognized $11 million, $9 million, and $1 million of stock-based compensation expense related to RSAs and RSUs during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. As of January 31, 2016 the unamortized compensation expense related to RSAs and RSUs was $30 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees' contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period or after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid matching contributions of $19 million, $19 million, and $17 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

NOTE 10—BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

        Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the sum of the weighted-average common shares outstanding and all dilutive potential common shares outstanding during the respective periods. Diluted earnings (loss) per common share equals basic earnings (loss) per common share for certain periods, as the effect of stock options, restricted stock, and restricted stock units (collectively "stock plan securities") are anti-dilutive because the Company incurred losses from continuing operations in those periods.

        The following basic and diluted weighted-average common shares information is provided for HD Supply Holdings, Inc.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES (Continued)

        The reconciliation of basic to diluted weighted-average common shares for fiscal 2015, fiscal 2014, and fiscal 2013 is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Weighted-average common shares	197,011	193,962	166,905
Effect of potentially dilutive stock plan securities	4,297	—	—

Diluted weighted-average common shares	201,308	193,962	166,905
Stock plan securities excluded from dilution(1)	792	12,044	15,373

(1)
Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of January 31, 2016 and February 1, 2015 consisted of the following (amounts in millions):

	January 31, 2016	February 1, 2015
Trade receivables, net of allowance for doubtful accounts	$815	$784
Vendor rebate receivables	76	75
Other receivables	12	9

Total receivables, net	$903	$868

Property and Equipment

        Property and equipment as of January 31, 2016 and February 1, 2015 consisted of the following (amounts in millions):

	January 31, 2016	February 1, 2015
Land	$33	$33
Buildings and improvements	243	219
Transportation equipment	74	71
Furniture, fixtures and equipment	276	267
Capitalized software	260	247
Construction in progress	33	33

	919	870
Less accumulated depreciation & amortization	(593)	(530)

Property and equipment, net	$326	$340

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Other Current Liabilities

        Other current liabilities as of January 31, 2016 and February 1, 2015 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Accrued interest	$73	$98	$73	$98
Accrued non-income taxes	33	29	33	29
Other	103	103	102	103

Total other current liabilities	$209	$230	208	230

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2015, fiscal 2014, and fiscal 2013 was approximately $397 million, $456 million, and $527 million, respectively. During fiscal 2015, the Company paid $12 million of original issue discounts related to the portion of the Incremental Agreement considered an extinguishment under ASC 470-50, "Debt—Modifications and Extinguishments." During fiscal 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50. During fiscal 2013, the Company paid $364 million of original issue discounts and paid-in-kind ("PIK") interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

        Cash paid for income taxes, net of refunds, in fiscal 2015, fiscal 2014, and fiscal 2013 was approximately $16 million, $39 million, and $8 million, respectively. Cash paid for income taxes in fiscal 2014 includes a $27 million payment for the tentative settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

NOTE 12—RESTRUCTURING ACTIVITIES

Fiscal 2015 Plan

        In conjunction with the sale of the Power Solutions business unit, management evaluated the Company's talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams, recording a restructuring charge of $10 million. This charge reflects costs primarily for severance and other employee-related costs at Facilities Maintenance and Waterworks. The Company expects to incur an additional $5 million to $10 million over the next nine months primarily for severance, relocation and related costs, anticipating the completion of the restructuring plan in the second half of fiscal 2016, and expects a payback via a permanent reduction in cost over the next two years.

        As of January 31, 2016, the liability balances for these restructuring activities was $7 million and is included in Other current liabilities in the Consolidated Balance Sheet. Payments for these initial charges are expected to be substantially complete in the next twelve months.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—RESTRUCTURING ACTIVITIES (Continued)

        The following table presents the activity for the liability balance, included in Other current liabilities in the Consolidated Balance Sheet (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—February 1, 2015	$—	$—	$—
Charges	7	3	10
Cash payments	(1)	(2)	(3)

Balance—January 31, 2016	$6	$1	$7

Fiscal 2013 Plan

        During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction in the global support center and, to a lesser extent, its business units. As a result, the Company recorded a restructuring charge of $6 million in fiscal 2013 for employee-related charges, primarily severance. During fiscal 2014, the Company continued restructuring activities under this plan, resulting in a restructuring charge of $6 million in fiscal 2014 for additional workforce reductions of approximately 130 employees, primarily at Facilities Maintenance, and the consolidation of six Construction & Industrial—White Cap branches into three branches. These charges were recorded to operating expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2014, the Company completed the restructuring activities under this plan. No further charges are expected under this plan.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $146 million, $132 million, and $122 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Capital leases currently in effect are not material.

        Future minimum aggregate rental payments under non-cancelable operating leases as of January 31, 2016 are as follows (amounts in millions):

	Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Operating Leases	$139	119	100	76	49	71	$554

        The Company subleases certain leased facilities to third parties. In addition, the Company leases certain owned facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases and leases as of January 31, 2016 are approximately $36 million. These subleases and leases expire at various dates through the year 2025.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility in Atlanta, Georgia. The lease commences upon completion of construction of the facility, which is anticipated to be January 2018. The initial term of the lease is twenty years with an initial base rent of approximately $5 million, escalating at 1.85% per year.

Purchase Obligations

        As of January 31, 2016, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $399 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2016 for these obligations.

Internal Revenue Service

        The Company carried back tax net operating losses ("NOL") from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of The Home Depot Inc.'s ("Home Depot") U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the "Agreement") between the Company and Home Depot, Home Depot paid the Company the refund proceeds resulting from the NOL carrybacks.

        In January 2013 in connection with an audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS issued a Revenue Agent's Report ("RAR") which proposed to disallow certain deductions claimed by the Company and a significant portion of the corresponding cash refunds resulting from the Company's NOL carrybacks. Pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. In collaboration with Home Depot, the Company challenged the proposed adjustments of the RAR by filing a formal protest with the IRS Office of Appeals. In July 2014, the Company reached a tentative settlement ("Tentative Settlement") for approximately $27 million with the IRS Office of Appeals on the outstanding RAR. In order to stop the accrual of interest on the Tentative Settlement amount and as required under the Agreement, in August 2014 the Company made a payment of approximately $27 million to Home Depot which Home Depot then paid to the IRS. As a result of the Tentative Settlement, the Company's deferred tax assets increased by approximately $12 million before the impact of the valuation allowance.

        The Tentative Settlement and the carryback claims were subject to review by the Joint Committee on Taxation ("JCT"). Accordingly, the Tentative Settlement would not become effective, nor were the carryback claims finalized, until the JCT reviewed them without objection or the IRS Office of Appeals executed such settlement, whichever comes first. The JCT is required to review refunds in excess of $2 million.

        On February 19, 2015, the Company received notification the Tentative Settlement was approved by the JCT. As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments.

        See "Note 8, Income Taxes," for further disclosures on the Company's income taxes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

        On August 11, 2015, HD Supply Waterworks, Ltd., and the United States of America, acting through the United States Attorney's Office for the Northern District of New York and on behalf of the United States Environmental Protection Agency and the United States Department of Transportation (collectively the "United States") entered into a civil settlement agreement in connection with the previously disclosed investigation of the Company by the United States related to the activities of certain disadvantaged business enterprises, including American Indian Builders and Suppliers, Inc (the "United States Investigation"). Under the terms of the settlement agreement, the Company, in exchange for a release of certain civil and administrative monetary claims, paid the United States $4.945 million, which is an amount within the Company's previously established reserve for such matter.

        In addition, on September 21, 2015 (the "Effective Date"), the Company entered into an Administrative Settlement and Compliance Agreement (the "AS&C Agreement") with the Federal Highway Administration ("FHWA"), an Operating Administration of the United States Department of Transportation, related to the same conduct at issue in the United States Investigation. Under the terms of the agreement, which will be effective for a period of three years from the Effective Date, HD Supply Waterworks has agreed to undertake, and has already undertaken, certain remedial measures, including (a) commitment to continue to be bound by its Code of Business Conduct and Ethics; (b) a Corporate Compliance Program; (c) appointment of a Corporate Compliance Officer who was not involved in the conduct at issue in the United States Investigation; and (d) retention of an independent monitor to evaluate Waterworks' performance of the AS&C Agreement and to submit periodic reports directly to FHWA. In exchange, the FHWA has agreed not to initiate or pursue any suspension or debarment action against HD Supply Waterworks, the Company, or their affiliated entities, based on the conduct at issue in the United States Investigation unless HD Supply Waterworks materially breaches the AS&C Agreement. While the Company believes that HD Supply Waterworks will not materially breach its obligations under the AS&C Agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future.

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

  •
  Construction & Industrial—White Cap—Construction & Industrial distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

        In addition to the reportable segments, the Company's consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Interior Solutions and Home Improvement Solutions. Interior Solutions offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Home Improvement Solutions offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

        Beginning in the fourth quarter of fiscal 2015, management combined the HD Supply Canada business unit with the Construction & Industrial—White Cap business unit, reflecting the continued integration of the Canadian Brafasco business into Construction & Industrial—White Cap. All periods presented have been revised to reflect the combined business unit.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2015
	Facilities Maintenance	Waterworks	Construction & Industrial— White Cap	Corporate & Other(2)	Total Continuing Operations
Net sales	$2,690	2,510	1,733	455	$7,388
Adjusted EBITDA	$529	222	160	(33)	$878
Depreciation(1) & Software Amortization	$43	11	26	21	$101
Other Intangible Amortization	$6	2	1	6	$15
Total Assets	$2,358	1,636	633	1,389	$6,016
Capital Expenditures	$20	10	28	28	$86

	Fiscal Year 2014
	Facilities Maintenance	Waterworks	Construction & Industrial— White Cap	Corporate & Other(2)	Total Continuing Operations
Net sales	$2,510	2,427	1,570	463	$6,970
Adjusted EBITDA	$491	198	116	(30)	$775
Depreciation(1) & Software Amortization	$50	11	22	23	$106
Other Intangible Amortization	$57	3	14	6	$80
Total Assets	$2,390	1,640	617	1,330	$5,977
Capital Expenditures	$32	15	30	42	$119

	Fiscal Year 2013
	Facilities Maintenance	Waterworks	Construction & Industrial— White Cap	Corporate & Other(2)	Total Continuing Operations
Net sales	$2,331	2,227	1,381	448	$6,387
Adjusted EBITDA	$434	173	86	(35)	$658
Depreciation(1) & Software Amortization	$45	10	17	25	$97
Other Intangible Amortization	$81	4	20	5	$110
Total Assets	$2,433	1,585	590	1,619	$6,227
Capital Expenditures	$42	12	25	52	$131

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total Adjusted EBITDA	$878	$775	$658
Depreciation and amortization	116	186	207
Stock-based compensation	16	17	16
Management fees and expenses	—	—	2
Restructuring	10	6	6
Other	—	(1)	—

Operating income	736	567	427
Interest expense	394	462	528
Loss on extinguishment & modification of debt	100	108	87
Other (income) expense, net	1	(3)	20

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	241	—	(208)
Provision (benefit) for income taxes	(1,085)	42	44

Income (loss) from continuing operations	$1,326	$(42)	$(252)

        Net sales for HD Supply outside the United States, primarily Canada, were $125 million, $130 million, and $133 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $6 million and $13 million as of January 31, 2016 and February 1, 2015, respectively.

NOTE 15—GUARANTOR SUBSIDIARIES

        As of January 31, 2016, HDS (the "Debt Issuer") had outstanding December 2014 First Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the "Notes") guaranteed by certain of its subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada.

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

        In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Subsidiary Guarantors and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries.

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

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2015, fiscal 2014 or fiscal 2013.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,269	$121	$(2)	$7,388	$—
Cost of sales	—	4,868	65	(1)	4,932	—

Gross Profit	—	2,401	56	(1)	2,456	—
Operating expenses:
Selling, general and administrative	73	1,482	45	(1)	1,599	—
Depreciation and amortization	15	95	1	—	111	—
Restructuring	3	7	—	—	10	—

Total operating expenses	91	1,584	46	(1)	1,720	—
Operating Income (Loss)	(91)	817	10	—	736	—
Interest expense	399	243	1	(249)	394	—
Interest (income)	(243)	(6)	—	249	—	—
Net (earnings) loss of equity affiliates	(354)	—	—	354	—	(1,472)
Loss on extinguishment & modification of debt	100	—	—	—	100
Other (income) expense, net	1	—	—	—	1	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	6	580	9	(354)	241	1,472
Provision (benefit) for income taxes	(1,349)	260	4	—	(1,085)	—

Income (Loss) from Continuing Operations	1,355	320	5	(354)	1,326	1,472
Income (loss) from discontinued operations, net of tax	117	21	8	—	146	—

Net Income (Loss)	$1,472	$341	$13	$(354)	$1,472	$1,472

Other comprehensive income—foreign currency translation adjustment	12	—	12	(12)	12	12

Total Comprehensive Income (Loss)	$1,484	$341	$25	$(366)	$1,484	$1,484

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$6,842	$130	$(2)	$6,970	$—
Cost of sales	—	4,635	72	(1)	4,706	—

Gross Profit	—	2,207	58	(1)	2,264	—
Operating expenses:
Selling, general and administrative	61	1,395	55	(1)	1,510	—
Depreciation and amortization	17	163	1	—	181	—
Restructuring	1	5	—	—	6	—

Total operating expenses	79	1,563	56	(1)	1,697	—
Operating Income (Loss)	(79)	644	2	—	567	—
Interest expense	464	242	1	(245)	462	—
Interest (income)	(241)	(4)	—	245	—	—
Net (earnings) loss of equity affiliates	(410)	—	—	410	—	(3)
Loss on extinguishment & modification of debt	108	—	—	—	108	—
Other (income) expense, net	(3)	—	—	—	(3)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	3	406	1	(410)	—	3
Provision (benefit) for income taxes	(3)	45	—	—	42	—

Income (Loss) from Continuing Operations	6	361	1	(410)	(42)	3
Income (loss) from discontinued operations, net of tax	(3)	43	5	—	45	—

Net Income (Loss)	$3	$404	$6	$(410)	$3	$3

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(10)	$404	$(7)	$(397)	$(10)	$(10)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$6,264	$125	$(2)	$6,387	$—
Cost of sales	—	4,240	68	(1)	4,307	—

Gross Profit	—	2,024	57	(1)	2,080	—
Operating expenses:
Selling, general and administrative	61	1,327	56	(1)	1,443	—
Depreciation and amortization	16	186	2	—	204
Restructuring charge	3	3	—	—	6	—

Total operating expenses	80	1,516	58	(1)	1,653	—
Operating Income (Loss)	(80)	508	(1)	—	427	—
Interest expense	530	243	—	(245)	528	—
Interest (income)	(242)	(3)	—	245	—	—
Net (earnings) loss of equity affiliates	(331)	—	—	331	—	218
Loss on extinguishment & modification of debt	87	—	—	—	87	—
Other (income) expense, net	20	—	—	—	20	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(144)	268	(1)	(331)	(208)	(218)
Provision (benefit) for income taxes	101	(57)	—	—	44	—

Income (Loss) from Continuing Operations	(245)	325	(1)	(331)	(252)	(218)
Income (loss) from discontinued operations, net of tax	27	(10)	17	—	34	—

Net Income (Loss)	$(218)	$315	$16	$(331)	$(218)	$(218)

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(231)	$315	$3	$(318)	$(231)	$(231)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

Amounts in millions

	As of January 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$233	$18	$15	$—	$266	$3
Receivables, net	5	883	15	—	903	—
Inventories	—	764	17	—	781	—
Other current assets	9	20	1	—	30	—

Total current assets	247	1,685	48	—	1,980	3

Property and equipment, net	55	269	2	—	326	—
Goodwill	—	2,869	—	—	2,869	—
Intangible assets, net	—	128	2	—	130	—
Deferred tax asset	759	—	2	(76)	685	—
Investment in subsidiaries	2,623	—	—	(2,623)	—	742
Intercompany notes receivable	2,192	627	—	(2,819)	—	—
Other assets	20	3	—	—	23	—

Total assets	$5,896	$5,581	$54	$(5,518)	$6,013	$745

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$487	$9	$—	$508	$—
Accrued compensation and benefits	38	104	3	—	145	—
Current installments of long-term debt	9	—	—	—	9	—
Other current liabilities	93	108	7	—	208	—

Total current liabilities	152	699	19	—	870	—

Long-term debt, excluding current installments	4,302	—	—	—	4,302	—
Deferred tax liabilities	—	76	—	(76)	—	—
Intercompany notes payable	627	2,192	—	(2,819)	—	—
Other liabilities	73	23	3	—	99	—

Total liabilities	5,154	2,990	22	(2,895)	5,271	—

Stockholders' equity (deficit)	742	2,591	32	(2,623)	742	745

Total liabilities and stockholders' equity (deficit)	$5,896	$5,581	$54	$(5,518)	$6,013	$745

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

	As of February 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$28	$25	$32	$—	$85	$—
Receivables, net	1	850	17	—	868	—
Inventories	—	768	16	—	784	—
Deferred tax asset	—	66	2	(59)	9	—
Current assets of discontinued operations	—	455	54	—	509	—
Other current assets	12	29	2	—	43	—

Total current assets	41	2,193	123	(59)	2,298	—

Property and equipment, net	55	283	2	—	340	—
Goodwill	—	2,868	1	—	2,869	—
Intangible assets, net	—	143	2	—	145	—
Deferred tax asset	8	—	1	(8)	1	—
Non-current assets of discontinued operations	—	288	7		295
Investment in subsidiaries	3,216	—	—	(3,216)	—	(760)
Intercompany notes receivable	2,191	611	—	(2,802)	—	—
Other assets	26	3	—	—	29	—

Total assets	$5,537	$6,389	$136	$(6,085)	$5,977	$(760)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$488	$8	$—	$510	$—
Accrued compensation and benefits	50	90	4	—	144	—
Current installments of long-term debt	34	—	—	—	34	—
Deferred tax liabilities	59	—	—	(59)	—	—
Current liabilities of discontinued operations	—	197	20	—	217	—
Other current liabilities	124	97	9	—	230	—

Total current liabilities	281	872	41	(59)	1,135	—

Long-term debt, excluding current installments	5,140	—	—	—	5,140	—
Deferred tax liabilities	—	174	—	(8)	166	—
Intercompany notes payable	611	2,191	—	(2,802)	—	—
Other liabilities	265	26	5	—	296	—

Total liabilities	6,297	3,263	46	(2,869)	6,737	—

Stockholders' equity (deficit)	(760)	3,126	90	(3,216)	(760)	(760)

Total liabilities and stockholders' equity (deficit)	$5,537	$6,389	$136	$(6,085)	$5,977	$(760)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$329	$75	$18	$—	$422	$—

Cash flows from investing activities
Capital expenditures	(18)	(67)	(1)	—	(86)	—
Proceeds from sale of property and equipment	—	3	—	—	3	—
Proceeds from sale of a business	809	—	—	—	809	—
(Investments in) return of capital in equity affiliates	34	—	—	(34)	—	—
Proceeds from (payments of) intercompany notes	—	(16)	—	16	—	—

Net cash flows from investing activities	$825	$(80)	$(1)	$(18)	$726	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	74
Purchase of treasury shares	—	—	—	—	—	(71)
Equity contribution (return of capital)	—	(2)	(32)	34	—	—
Borrowings from (repayments to) intercompany notes	16	—	—	(16)	—	—
Borrowings of long-term debt	287	—	—	—	287	—
Repayments of long-term debt	(1,152)	—	—	—	(1,152)	—
Borrowings on long-term revolver	784	—	—	—	784	—
Repayments on long-term revolver	(880)	—	—	—	(880)	—
Debt issuance and modification fees	(6)	—	—	—	(6)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	(949)	(2)	(32)	18	(965)	$3

Effect of exchange rates on cash	—	—	(2)	—	(2)	—

Net increase (decrease) in cash & cash equivalents	$205	$(7)	$(17)	$—	$181	$3
Cash and cash equivalents at beginning of period	28	25	32	—	85	—

Cash and cash equivalents at end of period	$233	$18	$15	$—	$266	$3

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$191	$81	$23	$—	$295	$—

Cash flows from investing activities
Capital expenditures	(17)	(102)	—	—	(119)	—
Proceeds from sale of property and equipment	1	4	—	—	5	—
Proceeds from sale of a business	198	—	—	—	198	—
(Investments in) return of capital in equity affiliates	27	—	—	(27)	—	—
Proceeds from (payments of) intercompany notes	—	25	—	(25)	—	—

Net cash flows from investing activities	$209	$(73)	$—	$(52)	$84	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	48
Purchase of treasury shares	—	—	—	—	—	(52)
Equity contribution (return of capital)	—	—	(27)	27	—	—
Borrowings (repayments) of intercompany notes	(25)	—	—	25	—	—
Borrowings of long-term debt	1,270	—	—	—	1,270	—
Repayments of long-term debt	(1,385)	—	—	—	(1,385)	—
Borrowings on long-term revolver	878	—	—	—	878	—
Repayments of long-term revolver	(1,142)	—	—	—	(1,142)	—
Debt issuance and modification fees	(21)	—	—	—	(21)	—

Net cash flows from financing activities	$(425)	$—	$(27)	$52	$(400)	$(4)
Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(25)	$8	$(9)	$—	$(26)	$(4)
Cash and cash equivalents at beginning of period	53	17	41	—	111	4

Cash and cash equivalents at end of period	$28	$25	$32	$—	$85	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

	Fiscal Year 2013
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(452)	$72	$13	$—	$(367)	$—
Cash flows from investing activities
Capital expenditures	(20)	(109)	(2)	—	(131)	—
Proceeds from sale of property and equipment	—	8	—	—	8	—
Proceeds from sale of a business	4	—	—	—	4	—
Settlement of acquisition of a business	—	3	—	—	3	—
Proceeds from sale of investments	936	—	—	—	936	—
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—	(1,039)
Proceeds from (payments of) intercompany notes	—	30	—	(30)	—	—

Net cash flows from investing activities	$922	$(68)	$(2)	$(32)	$820	$(1,039)
Cash flows from financing activities
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	—	—	—	—	1,039
Proceeds from stock options exercised	—	—	—	—	—	4
Equity contribution (return of capital)	1,039	(2)	—	2	1,039	—
Borrowings (repayments) of intercompany notes	(30)	—	—	30	—	—
Borrowings of long-term debt	79	—	—	—	79	—
Repayments of long-term debt	(1,624)	—	—	—	(1,624)	—
Borrowings on long-term revolver	858	—	—	—	858	—
Repayments of long-term revolver	(798)	—	—	—	(798)	—
Debt issuance and modification fees	(34)	—	—	—	(34)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	$(508)	$(2)	$—	$32	$(478)	$1,043
Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(38)	$2	$6	$—	$(30)	$4
Cash and cash equivalents at beginning of period	91	15	35	—	141	—

Cash and cash equivalents at end of period	$53	$17	$41	$—	$111	$4

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 31, 2016 and February 1, 2015 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2015
Net sales	$1,722	$2,006	$2,012	$1,648	$7,388
Gross profit	574	665	666	551	2,456
Income (loss) from continuing operations	232	102	15	977	1,326
Income (loss) from discontinued operations	10	7	235	(106)	146
Net income (loss)	242	109	250	871	1,472
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$1.19	$0.52	$0.08	$4.93	$6.73
Income (loss) from discontinued operations	0.05	0.04	1.19	(0.53)	0.74
Net income (loss)	1.24	0.55	1.27	4.39	7.47
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$1.16	$0.51	$0.07	$4.86	$6.59
Income (loss) from discontinued operations	0.05	0.03	1.17	(0.53)	0.73
Net income (loss)	1.21	0.54	1.24	4.33	7.31
Fiscal Year 2014
Net sales	$1,633	$1,880	$1,914	$1,543	$6,970
Gross profit	531	611	615	507	2,264
Income (loss) from continuing operations	(11)	31	40	(102)	(42)
Income (loss) from discontinued operations	(1)	17	20	9	45
Net income (loss)	(12)	48	60	(93)	3
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.06)	$0.16	$0.21	$(0.52)	$(0.22)
Income (loss) from discontinued operations	(0.01)	0.09	0.10	0.05	0.23
Net income (loss)	(0.06)	0.25	0.31	(0.48)	0.02
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.06)	$0.15	$0.20	$(0.52)	$(0.22)
Income (loss) from discontinued operations	(0.01)	0.08	0.10	0.05	0.23
Net income (loss)	(0.06)	0.24	0.30	(0.48)	0.02

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2015 includes a $189 million tax settlement with the IRS. Income (loss) from continuing operations and Net income (loss) in the second quarter of fiscal 2015 includes a loss on extinguishment and modification of debt of $100 million. Income (loss) from continuing operations and Net income (loss) in the fourth

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

quarter of fiscal 2015 includes a $1,007 million benefit in provision for income taxes from the reversal of the valuation allowance on the Company's net U.S. deferred tax assets.

        Income (loss) from continuing operations and Net income (loss) in the fourth quarter of fiscal 2014 includes a loss on extinguishment of debt of $106 million.

        There is no tax impact related to the losses on extinguishment of debt due to the Company's valuation allowance position. See Note 8, "Income Taxes," for further information on the Company's taxes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of January 31, 2016 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of January 31, 2016 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

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

        The management of Holdings and HDS assessed the effectiveness of Holdings' and HDS' internal control over financial reporting as of January 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of January 31, 2016, Holdings' and HDS' internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013).

        Holdings' and HDS' internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 31, 2016.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2016 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2016 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2016 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2016 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years ended January 31, 2016 and February 1, 2015 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2015	Fiscal 2014
Audit Fee(1)	$3.1 million	$3.4 million
Audited-Related Fees(2)	$2.6 million	N/A
Tax Fees(3)	$1.0 million	$0.9 million
All Other Fees(4)	$0.2 million	N/A
Total	$6.9 million	$4.3 million

(1)
Includes fees and expenses for the audit of our annual financial statements, review of our quarterly financial statements, statutory audits of foreign subsidiary financial statements and services associated with securities filings.

(2)
Includes fees and expenses for assurance and related services that are not included in Audit Fees. These fees principally include services in connection with the divestiture of certain businesses.

(3)
Includes fees and expenses for tax planning, consultation, and compliance services.

(4)
Includes fees and expenses for services related to due diligence and other permissible advisory services not included in in the above categories.

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described by the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2015 and fiscal 2014.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	74
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	76
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	78
Consolidated balance sheets as of January 31, 2016 and February 1, 2015	79
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	80
Consolidated statements of cash flows for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	81
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	82
Consolidated balance sheets as of January 31, 2016 and February 1, 2015	83
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	84
Consolidated statements of cash flows for (i) the fiscal year ended January 31, 2016, (ii) the fiscal year ended February 1, 2015, and (iii) the fiscal year ended February 2, 2014	85
Notes to consolidated financial statements	86

(b)
Exhibit Index

        The following exhibits are filed or furnished with this annual report:

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement, dated as of June 19, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)
2.2	Letter Agreement, dated August 14, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)
2.3
Amendment, dated as of August 27, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and HDS Investment Holding, Inc. and HDS Acquisition Subsidiary, Inc.(1)
2.4
Purchase Agreement, dated as of July 15, 2015, among HD Supply, Inc., HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Power Solutions Group, Inc., Brafasco Holdings II, Inc. and Anixter Inc.(24)
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
4.4
First Supplemental Indenture, dated as of October 15, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(9)
4.5
Second Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the 11.50% Senior Notes due 2020.(19)
4.6
Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)

Exhibit Number	Exhibit Description
4.7	First Supplemental Indenture, dated as of February 1, 2013, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(11)
4.8
Second Supplemental Indenture, dated as of February 6, 2014, among HD Supply, Inc., as issuer, HD Supply FM Services, LLC, as subsidiary guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the 7.50% Senior Notes due 2020.(19)
4.9	Form of 5.25% Senior Secured First Priority Note due 2021.(21)
4.10	Form of 11.50% Senior Note due 2020.(21)
4.11	Form of 7.50% Senior Note due 2020.(21)
4.12	Form of Common Stock Certificate.(13)
10.1
Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.(7)
10.2
Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(11)
10.3
Amendment No. 2 to Credit Agreement, dated as of February 6, 2014, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(19)
10.4
Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lenders party thereto.(23)
10.5
Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)
10.6
Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)
10.7
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(8)
10.8
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(19)

Exhibit Number	Exhibit Description
10.9	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(19)
10.10
Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(7)
10.11
ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc., as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party thereto, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto.(7)
10.12
Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent.(16)
10.13
ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(8)
10.14
ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(19)
10.15
U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)

Exhibit Number	Exhibit Description
10.16	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.17
Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(8)
10.18
Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.19
Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(19)
10.20
ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(7)
10.21
Collateral Agreement, dated as of December 4, 2014, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.22
Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)
10.23
Joinder to the Intercreditor Agreement, dated as of December 4, 2014, among Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2012.(21)

Exhibit Number		Exhibit Description
10.24		Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(7)
10.25
Joinder to the Cash Flow Intercreditor Agreement, dated as of December 4, 2014, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.26
Term Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(21)
10.27
Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(7)
10.28
ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(21)
10.29
ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(7)
10.30
First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.31
First Lien Secured Note Grant of Security Interest in Copyrights, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(21)
10.32	#	HDS Investment Holding, Inc. Stock Incentive Plan.(5)
10.33	#	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007.(1)
10.34	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo.(3)
10.35	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Anesa T. Chaibi.(3)

Exhibit Number		Exhibit Description
10.36	#	Separation Agreement & Release of Claims, dated as of September 23, 2015, among HD Supply, Inc., HD Supply Holdings, Inc. and Anesa T. Chaibi.(22)
10.37	#	Separation Agreement & Release of Claims, dated as of November 17, 2015, among HD Supply, Inc., HD Supply Holdings, Inc. and Jerry Webb.(22)
10.38	#	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt.(19)
10.39	#	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman.(3)
10.40
Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc.(1)
10.41		Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.42
Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, L.L.C., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.43
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC, Clayton, Dubilier & Rice Holdings, L.P., HDS Investment Holding, Inc. and HD Supply, Inc.(14)
10.44		Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc.(1)
10.45		Form of Director Indemnification Agreement.(16)
10.46		Schedule of Signatories to a Director Indemnification Agreement.(25)
10.47	#	Form of Employee Stock Option Agreement.(3)
10.48	#	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement.(13)
10.49	#	Form of Employee Stock Option Agreement (November 2015).(22)
10.50	#	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan.(13)
10.51	#	HD Supply Holdings, Inc. Annual Incentive Plan.(13)
10.52	#	HD Supply Holdings, Inc. Employee Stock Purchase Plan.(13)
10.53	#	Form of Director Restricted Stock Unit Agreement.(13)
10.54	#	Form of Director Deferred Stock Unit Agreement.(13)
10.55	#	Board of Directors Compensation Policy (Revised Effective March 11, 2015).(21)
10.56	#	Form of Restricted Stock Agreement for Executive Officers And Associates.(19)
10.57	#	Form of Employee Restricted Stock Agreement (November 2015).(22)

Exhibit Number	Exhibit Description
12.1	Computation of Ratio of Earnings to Fixed Charges.(25)
21.1	List of Subsidiaries.(25)
23.1	Consent of PricewaterhouseCoopers LLP.(25)
31.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(25)
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(25)
31.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(25)
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(25)
32.1	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(25)
32.2
Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(25)
32.3	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(25)
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(25)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.(25)

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

(19)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014.

(20)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 9, 2014.

(21)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2015.

(22)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015.

(23)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 9, 2015.

(24)
Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on July 22, 2015.

(25)
Filed herewith.

#
Management contract or compensatory plan or arrangement.

(c)
Financial Statement Schedules

 HD SUPPLY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
February 2, 2014	$23	(1)	4	(8)	—	$18
February 1, 2015	$18	—	6	(8)	—	$16
January 31, 2016	$16	(1)	7	(8)	—	$14

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense (Benefit)	Balance at End of Period
Fiscal Year ended:
February 2, 2014	$925	71	$996
February 1, 2015	$996	17	$1,013
January 31, 2016	$1,013	(1,007)	$6

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date:	March 18, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 18, 2016
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 18, 2016
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 18, 2016
/s/ JOHN W. ALDEN John W. Alden	Director	March 18, 2016
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 18, 2016
/s/ PETER A. LEAV Peter A. Leav	Director	March 18, 2016
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 18, 2016

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 18, 2016
/s/ JAMES A. RUBRIGHT James A. Rubright	Independent Lead Director	March 18, 2016

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date:	March 18, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 18, 2016
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 18, 2016
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 18, 2016
/s/ JOHN W. ALDEN John W. Alden	Director	March 18, 2016
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 18, 2016
/s/ PETER A. LEAV Peter A. Leav	Director	March 18, 2016
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 18, 2016

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 18, 2016
/s/ JAMES A. RUBRIGHT James A. Rubright	Independent Lead Director	March 18, 2016