Form 10-Q
period 2016-05-01
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2016-06-07
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2016

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

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of June 3, 2016:

HD Supply Holdings, Inc.	200,720,974 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K, for the fiscal year ended January 31, 2016 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of industries in which we operate include:

•                  inherent risks of the maintenance, repair and operations market, infrastructure spending and the non-residential and residential construction markets;

•                  our ability to maintain profitability;

•                  our substantial debt and our ability to incur additional debt, as well as our ability to service our debt or refinance all or a portion of our indebtedness;

•                  limitations and restrictions in the agreements governing our indebtedness;

•                  the competitive environment in which we operate and the demand for our products and services in highly competitive and fragmented industries;

•                  the loss of any of our significant customers;

•                  competitive pricing pressure from our customers;

•                  our ability to identify and acquire suitable acquisition candidates on favorable terms;

•                  cyclicality and seasonality of infrastructure spending, the maintenance, repair and operations market and the non-residential and residential construction markets;

•                  our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•                  our ability to manage fixed costs;

•                  the development of alternatives to distributors in our supply chain;

•                  our ability to manage our working capital through product purchasing and customer credit policies;

•                  potential material liabilities under our self-insured programs;

•                  our ability to attract, train and retain highly qualified associates and key personnel;

•                  our ability to protect our intellectual property rights;

•                  the cost of complying with environmental, health and safety laws, as well as other legal and regulatory requirements or disclosures;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	May 1, 2016	May 3, 2015
Net Sales	$1,781	$1,660
Cost of sales	1,172	1,101
Gross Profit	609	559
Operating expenses:
Selling, general and administrative	401	376
Depreciation and amortization	23	27
Restructuring	7	—
Total operating expenses	431	403
Operating Income	178	156
Interest expense	85	106
Loss on extinguishment of debt	115	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	50
Provision (benefit) for income taxes	(8)	(184)
Income (Loss) from Continuing Operations	(14)	234
Income from discontinued operations, net of tax	—	8
Net Income (Loss)	$(14)	$242
Other comprehensive income (loss) — foreign currency translation adjustment	4	5
Total Comprehensive Income (Loss)	$(10)	$247

Weighted Average Common Shares Outstanding (thousands)
Basic	198,808	195,347
Diluted	198,808	200,716

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$(0.07)	$1.20
Income from Discontinued Operations	$—	$0.04
Net Income (Loss)	$(0.07)	$1.24
Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$(0.07)	$1.17
Income from Discontinued Operations	$—	$0.04
Net Income (Loss)	$(0.07)	$1.21

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 1, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$203	$269
Receivables, less allowance for doubtful accounts of $13 and $13	956	872
Inventories	861	770
Current assets of discontinued operations	43	43
Other current assets	50	29
Total current assets	2,113	1,983
Property and equipment, net	305	310
Goodwill	2,869	2,869
Intangible assets, net	123	127
Deferred tax asset	694	685
Non-current assets of discontinued operations	20	20
Other assets	20	22
Total assets	$6,144	$6,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$716	$490
Accrued compensation and benefits	86	142
Current installments of long-term debt	9	9
Current liabilities of discontinued operations	31	30
Other current liabilities	168	200
Total current liabilities	1,010	871
Long-term debt, excluding current installments	4,299	4,302
Non-current liabilities of discontinued operations	1	1
Other liabilities	97	98
Total liabilities	5,407	5,272
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 200.8 million and 200.1 million shares issued and outstanding at May 1, 2016 and January 31, 2016, respectively	2	2
Paid-in capital	3,921	3,909
Accumulated deficit	(3,174)	(3,150)
Accumulated other comprehensive loss	(12)	(16)
Treasury stock, at cost, zero and 0.06 million shares at May 1, 2016 and January 31, 2016, respectively	—	(1)
Total stockholders’ equity	737	744
Total liabilities and stockholders’ equity	$6,144	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 1, 2016	May 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14)	$242
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	36
Provision for uncollectibles	1	1
Non-cash interest expense	4	7
Loss on extinguishment of debt	115	—
Stock-based compensation expense	6	5
Deferred income taxes	(9)	6
Other	—	(2)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(81)	(76)
(Increase) decrease in inventories	(91)	(112)
(Increase) decrease in other current assets	(20)	(14)
Increase (decrease) in accounts payable and accrued liabilities	140	66
Increase (decrease) in other long-term liabilities	—	(182)
Net cash provided by (used in) operating activities	76	(23)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17)	(24)
Proceeds from sales of property and equipment	—	1
Net cash provided by (used in) investing activities	(17)	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	6	19
Purchase of treasury shares	(9)	(8)
Borrowings of long-term debt	1,000	—
Repayments of long-term debt	(1,108)	(16)
Borrowings on long-term revolver debt	—	307
Repayments on long-term revolver debt	—	(188)
Debt issuance costs	(14)	—
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	(127)	114
Effect of exchange rates on cash and cash equivalents	2	2
Increase (decrease) in cash and cash equivalents	$(66)	$70
Cash and cash equivalents at beginning of period	269	85
Cash and cash equivalents at end of period	$203	$155

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended
	May 1, 2016	May 3, 2015
Net Sales	$1,781	$1,660
Cost of sales	1,172	1,101
Gross Profit	609	559
Operating expenses:
Selling, general and administrative	401	376
Depreciation and amortization	23	27
Restructuring	7	—
Total operating expenses	431	403
Operating Income	178	156
Interest expense	85	106
Loss on extinguishment of debt	115	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	50
Provision (benefit) for income taxes	(8)	(184)
Income (Loss) from Continuing Operations	(14)	234
Income from discontinued operations, net of tax	—	8
Net Income (Loss)	$(14)	$242
Other comprehensive income (loss) — foreign currency translation adjustment	4	5
Total Comprehensive Income (Loss)	$(10)	$247

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 1, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$203	$266
Receivables, less allowance for doubtful accounts of $13 and $13	955	872
Inventories	861	770
Current assets of discontinued operations	43	43
Other current assets	50	29
Total current assets	2,112	1,980
Property and equipment, net	305	310
Goodwill	2,869	2,869
Intangible assets, net	123	127
Deferred tax asset	694	685
Non-current assets of discontinued operations	20	20
Other assets	20	22
Total assets	$6,143	$6,013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$716	$490
Accrued compensation and benefits	86	142
Current installments of long-term debt	9	9
Current liabilities of discontinued operations	31	30
Other current liabilities	168	199
Total current liabilities	1,010	870
Long-term debt, excluding current installments	4,299	4,302
Non-current liabilities of discontinued operations	1	1
Other liabilities	97	98
Total liabilities	5,407	5,271
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at May 1, 2016 and January 31, 2016	—	—
Paid-in capital	3,791	3,786
Accumulated deficit	(3,043)	(3,028)
Accumulated other comprehensive loss	(12)	(16)
Total stockholder’s equity	736	742
Total liabilities and stockholder’s equity	$6,143	$6,013

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 1, 2016	May 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14)	$242
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	36
Provision for uncollectibles	1	1
Non-cash interest expense	4	7
Loss on extinguishment of debt	115	—
Stock-based compensation expense	6	5
Deferred income taxes	(9)	6
Other	—	(2)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(81)	(76)
(Increase) decrease in inventories	(91)	(112)
(Increase) decrease in other current assets	(20)	(14)
Increase (decrease) in accounts payable and accrued liabilities	140	66
Increase (decrease) in other long-term liabilities	—	(182)
Net cash provided by (used in) operating activities	76	(23)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17)	(24)
Proceeds from sales of property and equipment	—	1
Net cash provided by (used in) investing activities	(17)	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,000	—
Repayments of long-term debt	(1,108)	(16)
Borrowings on long-term revolver debt	—	307
Repayments on long-term revolver debt	—	(188)
Debt issuance costs	(14)	—
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	(124)	103
Effect of exchange rates on cash and cash equivalents	2	2
Increase (decrease) in cash and cash equivalents	$(63)	$59
Cash and cash equivalents at beginning of period	266	85
Cash and cash equivalents at end of period	$203	$144

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 13,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes more than 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial - White Cap. In addition, the consolidated financial statements includes an operating segment, Home Improvement Solutions, and Corporate, which is comprised of enterprise-wide functional departments.

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K for the year ended January 31, 2016, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Certain amounts in the prior-period financial statements have been reclassified to conform to the current period’s presentation.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended May 1, 2016 (“first quarter 2016”) and May 3, 2015 (“first quarter 2015”) both include 13 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At May 1, 2016 and January 31, 2016, self-insurance reserves totaled approximately $85 million and $84 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

In April 2016, the Company entered into a definitive agreement to sell its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. The transaction is expected to close in the second quarter of fiscal 2016 upon the satisfaction of customary closing conditions.

In July 2015, the Company entered into an agreement to sell its Power Solutions business. The transaction was completed in October 2015.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” and Accounting Standards Update (“ASU”) 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity,” the results of Interior Solutions and Power Solutions are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	May 1, 2016	May 3, 2015
Net sales	$63	$561
Cost of sales	47	471
Gross Profit	16	90
Operating expenses:
Selling, general and administrative	15	71
Depreciation and amortization	1	8
Total operating expenses	16	79
Operating Income	—	11
(Gain) loss on disposal of discontinued operations	—	—
Income (loss) before provision for income taxes	—	11
Provision (benefit) for income taxes	—	3
Income (loss) from discontinued operations, net of tax	$—	$8

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At May 1, 2016 and January 31, 2016, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	May 1, 2016	January 31, 2016
Current assets:
Receivables, less allowance for doubtful accounts of $1 and $1	$29	$31
Inventories	13	12
Other current assets	1	—
Total current assets	43	43
Intangible assets, net	3	3
Other non-current assets	17	17
Total assets of discontinued operations	$63	$63

Current Liabilities:
Accounts payable	$21	$19
Accrued compensation and benefits	2	2
Other current liabilities	8	9
Total current liabilities	31	30
Other non-current liabilities	1	1
Total liabilities of discontinued operations	$32	$31

The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Three Months Ended
	May 1, 2016	May 3, 2015
Net cash flows from operating activities	$1	$14
Cash flows from investing activities:
Capital expenditures	—	(1)
Net cash flows provided by (used in) investing activities	$—	$(1)

NOTE 3 — DEBT

HDS’s long-term debt as of May 1, 2016 and January 31, 2016 consisted of the following (dollars in millions):

	May 1, 2016		January 31, 2016
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$—	—	$—	—
Term Loans due 2021	846	3.75	848	3.75
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	—	—
October 2012 Senior Unsecured Notes due 2020	—	—	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total gross long-term debt	$4,371		$4,373
Less unamortized discount	(10)		(11)
Less unamortized deferred financing costs	(53)		(51)
Total net long-term debt	$4,308		$4,311
Less current installments	(9)		(9)
Total net long-term debt, excluding current installments	$4,299		$4,302

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) at par. At closing, HDS received approximately $986 million, net of transaction fees. The transaction fees of $14 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding $1,000 million aggregate principal of the 11.5% Senior Unsecured Notes due 2020 (the “October 2012 Senior Unsecured Notes”), and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $4 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $115 million loss on extinguishment of the debt, which includes the $106 million make-whole premium and the write-off of $9 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility due 2018 (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of May 1, 2016, HDS had $1,233 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $168 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on the Average Daily Used Percentage (as defined in the agreement).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $850 million. The Term Loan Facility will mature on August 13, 2021 (the ‘‘Term Loan Maturity Date’’). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loan Facility beginning December 2015 with the balance payable on the Term Loan

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturity Date. The Term Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with the LIBOR floor at 1.00%.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 31, 2016.

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

In addition, at any time prior to December 15, 2017, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the December 2014 First Priority Notes with the proceeds of certain equity offerings at a redemption price of 105.25% of the principal amount of the December 2014 First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the December 2014 First Priority Notes are redeemed, an aggregate principal amount of December 2014 First Priority Notes equal to at least 50% of the original aggregate principal amount of December 2014 First Priority Notes must remain outstanding immediately after each such redemption of December 2014 First Priority Notes.

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral (as defined in the indenture governing the December 2014 First Priority Notes), in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all capital stock of HDS’s restricted subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of capital stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets and Excluded Subsidiary Securities (each as defined in the indenture governing the December 2014 First Priority Notes) and together (the “Cash Flow Priority Collateral”).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For additional information on the December 2014 First Priority Notes, including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 31, 2016.

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS issued $1,000 million aggregate principal amount of 5.75% Senior Notes (“April 2016 Senior Unsecured Notes”) under an Indenture, dated as of April 11, 2016 (“April 2016 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors (the “Subsidiary Guarantors”) and the Trustee. The April 2016 Senior Unsecured Notes bear interest at a rate of 5.75% and will mature on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year with first interest payment scheduled October 15, 2016.

The April 2016 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS’s existing and future senior indebtedness, senior in right of payment to all of HDS’s existing and future subordinated indebtedness, and effectively subordinated to all of HDS’s existing and future indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities and December 2014 First Priority Notes, to the extent of the value of the collateral securing each indebtedness.

The April 2016 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS’s direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS’s obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the April 2016 Senior Unsecured Notes Indenture.

Redemption

HDS may redeem the April 2016 Senior Unsecured Notes, in whole or in part, at any time (1) prior to April 15, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the April 2016 Senior Unsecured Notes Indenture and (2) on and after April 15, 2019, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2019	104.313%
2020	102.875%
2021	101.438%
2022 and thereafter	100.000%

In addition, at any time prior to April 15, 2019, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the April 2016 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 105.75% of the principal amount in respect of the April 2016 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the April 2016 Senior Unsecured Notes are redeemed, an aggregate principal amount of April 2016 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of April 2016 Senior Unsecured Notes must remain outstanding immediately after each such redemption of April 2016 Senior Unsecured Notes.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption

HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the February 2013 Senior Unsecured Notes and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	103.750%
2017	101.875%
2018 and thereafter	100.000%

11.5% Senior Unsecured Notes due 2020

HDS’s 11.5% Senior Unsecured Notes due 2020 (the ‘‘October 2012 Senior Unsecured Notes’’) bore interest at 11.5% per annum with a maturity date of July 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the April 27, 2016 redemption of all of the outstanding $1,000 million aggregate principal amount of the October 2012 Senior Unsecured Notes.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of May 1, 2016, HDS was in compliance with all such covenants that were in effect on such date.

NOTE 4 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of GAAP (ASC 820, “Fair Value Measurements and Disclosures”) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements.  These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of May 1, 2016 and January 31, 2016 (amounts in millions):

	As of May 1, 2016		As of January 31, 2016
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$—	$—	$—	$—
Term Loans and Notes	4,371	4,570	4,373	4,560
Total	$4,371	$4,570	$4,373	$4,560

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

NOTE 5 — INCOME TAXES

For the three months ended May 1, 2016, the Company’s combined federal, state, and foreign effective tax rate is a benefit of 37.9%. The effective rate for continuing operations for the three months ended May 3, 2015 was a benefit of 367.3%, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of a tentative settlement with the Internal Revenue Service’s Office of Appeals in conjunction with a Revenue Agent’s report issued in January 2013. For additional information, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 31, 2016.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

As of January 31, 2016, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $9 million. As of May 1, 2016, the Company’s unrecognized tax benefits remained unchanged. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 31, 2016 was zero and remained unchanged as of May 1, 2016.  At May 1, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million and $6 million, respectively. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three months ended May 1, 2016 and May 3, 2015 was as follows (in thousands):

	Three Months Ended
	May 1, 2016	May 3, 2015
Weighted-average common shares	198,808	195,347
Effect of potentially dilutive stock plan securities	—	5,369
Diluted weighted-average common shares	198,808	200,716
Stock plan securities excluded from dilution (1)	7,358	1,062

(1)    Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ stock-based compensation plans. Diluted weighted average common shares outstanding equals basic weighted average common shares outstanding for the three months ended May 1, 2016, as the effect of securities are anti-dilutive because the Company incurred net losses.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	May 1, 2016	January 31, 2016	May 1, 2016	January 31, 2016
Trade receivables, net of allowance for doubtful accounts	$893	$784	$893	$784
Vendor rebate receivables	52	76	52	76
Other receivables	11	12	10	12
Total receivables, net	$956	$872	$955	$872

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	May 1, 2016	January 31, 2016	May 1, 2016	January 31, 2016
Accrued interest	$35	$73	$35	$73
Accrued non-income taxes	40	30	40	30
Other	93	97	93	96
Total other current liabilities	$168	$200	$168	$199

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 1, 2016 and May 3, 2015 was $119 million and $154 million, respectively.

Cash paid for income taxes, net of refunds, in the three months ended May 1, 2016 and May 3, 2015 was approximately $1 million in each period.

Significant Non-Cash Transactions

During the three months ended May 1, 2016, Holdings retired 319,093 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $9.4 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 8 — RESTRUCTURING ACTIVITIES

During the fourth quarter of fiscal 2015 in conjunction with the sale of the Power Solutions business unit, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. Initially, the Company expected to incur approximately $10 million to $20 million of restructuring charges under the plan.  During first quarter fiscal 2016, the Company accelerated and expanded the restructuring plan. As a result, the Company now expects to incur a total of approximately $25 million to $30 million of restructuring charges under the restructuring plan, which we expect to complete in the second half of fiscal 2016 and deliver a payback of approximately two years via a reduction in costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended May 1, 2016, the Company’s activities under this restructuring plan resulted in a restructuring charge of $7 million, $6 million of which was incurred at the Facilities Maintenance business. During fiscal 2015, the Company incurred $9 million of restructuring charges under this plan. The Company expects to incur an additional $9 million to $14 million of restructuring charges over the next six months primarily for severance, relocation and related costs.

The following table presents the activity for the liability balance, included in Other current liabilities in the Consolidated Balance Sheets (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—January 31, 2016	$6	$1	$7
Charges	3	4	7
Cash payments	(3)	(4)	(7)
Balance—May 1, 2016	$6	$1	$7

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters, if disposed of unfavorably to the Company, are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

NOTE 10 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support. The Company determines its reportable segments in accordance with the principles of segment reporting within ASC 280, “Segment Reporting.” For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA and certain other measures for each of the operating segments.

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

In addition to the reportable segments, the Company’s consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other includes the operating segment Home Improvement Solutions, which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial – White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended May 1, 2016
Net sales	$677	$605	$447	$52	$1,781
Adjusted EBITDA	134	48	43	(10)	215
Depreciation(1) & Software Amortization	8	2	7	4	21
Other Intangible Amortization	1	1	—	2	4
Three Months Ended May 3, 2015
Net sales	$635	$570	$407	$48	$1,660
Adjusted EBITDA	122	45	34	(12)	189
Depreciation(1) & Software Amortization	12	2	6	4	24
Other Intangible Amortization	1	1	—	2	4

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	May 1, 2016	May 3, 2015
Total Adjusted EBITDA	$215	$189
Depreciation and amortization(1)	25	28
Stock-based compensation	6	5
Restructuring	7	—
Other	(1)	—
Operating income	178	156
Interest expense, net	85	106
Loss on extinguishment of debt(2)	115	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	50
Provision (benefit) for income taxes	(8)	(184)
Income (loss) from continuing operations	(14)	234
Less Income from discontinued operations, net of tax	—	8
Net income (loss)	$(14)	$242

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the loss on extinguishment of debt including the premium paid to redeem the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding December 2014 First Priority Notes, February 2013 Senior Unsecured Notes, and April 2016 Senior Unsecured Notes (collectively the “Notes”), which are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income, the condensed balance sheets and the condensed statements of cash flows for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended May 1, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,752	$29	$—	$1,781
Cost of sales	—	1,156	16	—	1,172
Gross Profit	—	596	13	—	609
Operating expenses:
Selling, general and administrative	20	370	11	—	401
Depreciation and amortization	3	20	—	—	23
Restructuring	1	6	—	—	7
Total operating expenses	24	396	11	—	431
Operating Income (Loss)	(24)	200	2	—	178
Interest expense	89	61	—	(65)	85
Interest (income)	(61)	(4)	—	65	—
Net (earnings) loss of equity affiliates	(145)	—	—	145	—
Loss on extinguishment of debt	115	—	—	—	115
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	143	2	(145)	(22)
Provision (benefit) for income taxes	(8)	—	—	—	(8)
Income (Loss) from Continuing Operations	(14)	143	2	(145)	(14)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$(14)	$143	$2	$(145)	$(14)
Other comprehensive income—foreign currency translation adjustment	4	—	4	(4)	4
Total Comprehensive Income (Loss)	$(10)	$143	$6	$(149)	$(10)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Three Months Ended May 3, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,631	$29	$—	$1,660
Cost of sales	—	1,086	15	—	1,101
Gross Profit	—	545	14	—	559
Operating expenses:
Selling, general and administrative	21	344	11	—	376
Depreciation and amortization	3	24	—	—	27
Restructuring	—	—	—	—	—
Total operating expenses	24	368	11	—	403
Operating Income (Loss)	(24)	177	3	—	156
Interest expense	107	60	—	(61)	106
Interest (income)	(60)	(1)	—	61	—
Net (earnings) loss of equity affiliates	(133)	—	—	133	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	62	118	3	(133)	50
Provision (benefit) for income taxes	(183)	(1)	—	—	(184)
Income (Loss) from Continuing Operations	245	119	3	(133)	234
Income (loss) from discontinued operations, net of tax	(3)	7	4	—	8
Net Income (Loss)	$242	$126	$7	$(133)	$242
Other comprehensive income—foreign currency translation adjustment	5	—	5	(5)	5
Total Comprehensive Income (Loss)	$247	$126	$12	$(138)	$247

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of May 1, 2016
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$170	$16	$17	$—	$203
Receivables, net	2	935	18	—	955
Inventories	—	841	20	—	861
Intercompany receivables	—	1	—	(1)	—
Current assets of discontinued operations	—	43	—	—	43
Other current assets	9	39	2	—	50
Total current assets	181	1,875	57	(1)	2,112
Property and equipment, net	54	249	2	—	305
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	121	2	—	123
Deferred tax asset	767	—	3	(76)	694
Non-current assets of discontinued operations	—	20	—	—	20
Investment in subsidiaries	2,518	—	—	(2,518)	—
Intercompany notes receivable	2,192	522	—	(2,714)	—
Other assets	17	3	—	—	20
Total assets	$5,729	$5,659	$64	$(5,309)	$6,143
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10	$693	$13	$—	$716
Accrued compensation and benefits	27	57	2	—	86
Current installments of long-term debt	9	—	—	—	9
Liabilities of discontinued operations	—	31	—	—	31
Intercompany payables	—	—	1	(1)	—
Other current liabilities	54	106	8	—	168
Total current liabilities	100	887	24	(1)	1,010
Long-term debt, excluding current installments	4,299	—	—	—	4,299
Deferred tax liabilities	—	76	—	(76)	—
Non-current assets of discontinued operations	—	1	—	—	1
Intercompany notes payable	522	2,192	—	(2,714)	—
Other liabilities	72	22	3	—	97
Total liabilities	4,993	3,178	27	(2,791)	5,407
Stockholder’s equity	736	2,481	37	(2,518)	736
Total liabilities and stockholder’s equity	$5,729	$5,659	$64	$(5,309)	$6,143

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of January 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$233	$18	$15	$—	$266
Receivables, net	5	852	15	—	872
Inventories	—	753	17	—	770
Current assets of discontinued operations	—	43	—	—	43
Other current assets	9	19	1	—	29
Total current assets	247	1,685	48	—	1,980
Property and equipment, net	55	253	2	—	310
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	125	2	—	127
Deferred tax asset	759	—	2	(76)	685
Non-current assets of discontinued operations	—	20	—	—	20
Investment in subsidiaries	2,623	—	—	(2,623)	—
Intercompany notes receivable	2,192	627	—	(2,819)	—
Other assets	20	2	—	—	22
Total assets	$5,896	$5,581	$54	$(5,518)	$6,013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$12	$469	$9	$—	$490
Accrued compensation and benefits	38	101	3	—	142
Current installments of long-term debt	9	—	—	—	9
Current liabilities of discontinued operations	—	30	—	—	30
Other current liabilities	93	99	7	—	199
Total current liabilities	152	699	19	—	870
Long-term debt, excluding current installments	4,302	—	—	—	4,302
Deferred tax liabilities	—	76	—	(76)	—
Non-current liabilities of discontinued operations	—	1	—	—	1
Intercompany notes payable	627	2,192	—	(2,819)	—
Other liabilities	73	22	3	—	98
Total liabilities	5,154	2,990	22	(2,895)	5,271
Stockholder’s equity	742	2,591	32	(2,623)	742
Total liabilities and stockholder’s equity	$5,896	$5,581	$54	$(5,518)	$6,013

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended May 1, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$169	$(93)	$—	$—	$76
Cash flows from investing activities
Capital expenditures	(4)	(13)	—	—	(17)
Proceeds from (payments of) intercompany notes	—	105	—	(105)	—
Other investing activities	(1)	1	—	—	—
Net cash flows from investing activities	$(5)	$93	$—	$(105)	$(17)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(105)	—	—	105	—
Borrowings of long-term debt	1,000	—	—	—	1,000
Repayments of long-term debt	(1,108)	—	—	—	(1,108)
Debt issuance costs	(14)	—	—	—	(14)
Other financing activities	(1)	(1)	—	—	(2)
Net cash flows from financing activities	(228)	(1)	—	105	(124)
Effect of exchange rates on cash	—	—	2	—	2
Net increase (decrease) in cash & cash equivalents	$(64)	$(1)	$2	$—	$(63)
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$169	$17	$17	$—	$203

	Three Months Ended May 3, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$51	$(79)	$5	$—	$(23)
Cash flows from investing activities
Capital expenditures	(3)	(20)	(1)	—	(24)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from (payments of) intercompany notes	—	90	—	(90)	—
Net cash flows from investing activities	$(3)	$71	$(1)	$(90)	$(23)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(90)	—	—	90	—
Repayments of long-term debt	(16)	—	—	—	(16)
Borrowings on long-term revolver	307	—	—	—	307
Repayments on long-term revolver	(188)	—	—	—	(188)
Net cash flows from financing activities	13	—	—	90	103
Effect of exchange rates on cash	—	—	2	—	2
Net increase (decrease) in cash & cash equivalents	$61	$(8)	$6	$—	$59
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$89	$17	$38	$—	$144

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

Stock Compensation — In March 2016, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

NOTE 13—SUBSEQUENT EVENTS

On May 31, 2016, the Company completed the sale of its Interior Solutions business. Management does not expect the gain or loss on the transaction to be material. See “Note 2, Discontinued Operations,” for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”); Infrastructure; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 500 locations across 48 U.S. states and six Canadian provinces. We have approximately 13,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include more than 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

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

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other includes the operating segment Home Improvement Solutions, which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Discontinued operations

In April 2016, the Company entered into a definitive agreement to sell its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. The transaction was completed on May 31, 2016.

In July 2015, the Company entered into an agreement to sell its Power Solutions business. The transaction was completed in October 2015.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended May 1, 2016 (“first quarter 2016”) and May 3, 2015 (“first quarter 2015”) both include 13 weeks.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units, particularly Waterworks, fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

We ship products to customers by internal fleet and by third-party carriers. Net sales are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers.

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses.

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts) including the cost of inbound freight and the sale price to our customers. The cost of outbound freight, purchasing, receiving and warehousing are included in Selling, general and administrative expenses within operating expenses. Our Gross profits may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in Cost of sales.

Operating expenses

Operating expenses are primarily comprised of Selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), outbound freight, rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization and restructuring charges.

Adjusted EBITDA and Adjusted net income

Adjusted EBITDA and Adjusted net income are not recognized terms under accounting principles generally accepted in the United States of America (“GAAP”) and do not purport to be alternatives to Net income as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income enhances our investors’ overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments

Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is defined in HDS’s Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Adjusted net income is defined as Net income (loss) less Income from discontinued operations, net of tax, further adjusted for certain non-cash, non-recurring or unusual items, net of tax.

We believe that Adjusted EBITDA and Adjusted net income are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted net income measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income may not be comparable to other similarly titled measures of other companies.

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	May 1, 2016	May 3, 2015
Net income (loss)	$(14)	$242
Less income (loss) from discontinued operations, net of tax	—	8
Income (loss) from continuing operations	(14)	234
Interest expense, net	85	106
Provision (benefit) for income taxes (1)	(8)	(184)
Depreciation and amortization (2)	25	28
Loss on extinguishment & modification of debt (3)	115	—
Restructuring charges (4)	7	—
Stock-based compensation	6	5
Other	(1)	—
Adjusted EBITDA	$215	$189

(1)         During the three months ended May 3, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 5, Income Taxes.”

(2)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(3)         Represents the loss on extinguishment of debt including the premium paid to redeem the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.

(4)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended
	May 1, 2016	May 3, 2015
Net income (loss)	$(14)	$242
Less income (loss) from discontinued operations, net of tax	—	8
Income (loss) from continuing operations	(14)	234
Plus: Provision (benefit) for income taxes (1)	(8)	(184)
Less: Cash income taxes	(1)	(3)
Plus: Amortization of acquisition-related intangible assets (other than software)	4	4
Plus: Loss on extinguishment & modification of debt (2)	115	—
Restructuring charges (3)	7	—
Adjusted Net Income	$103	$51

(1)         During the three months ended May 3, 2015, the Company recorded a reduction in unrecognized tax benefits as a result of IRS and state audit settlements. See “Note 5, Income Taxes.”

(2)         Represents the loss on extinguishment of debt including the premium paid to redeem the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.

(3)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

Consolidated results of operations

Dollars in millions

				% of Net Sales
	Three Months Ended		Percentage	Three Months Ended		Basis Point
	May 1, 2016	May 3, 2015	Increase (Decrease)	May 1, 2016	May 3, 2015	Increase (Decrease)
Net Sales	$1,781	$1,660	7.3%	100.0%	100.0%	—
Gross Profit	609	559	8.9	34.2	33.7	50
Operating expenses:
Selling, general and administrative	401	376	6.6	22.5	22.7	(20)
Depreciation and amortization	23	27	(14.8)	1.3	1.6	(30)
Restructuring Charges	7	—	*	0.4	—	40
Total operating expenses	431	403	6.9	24.2	24.3	(10)
Operating Income	178	156	14.1	10.0	9.4	60
Interest expense	85	106	(19.8)	4.8	6.4	(160)
Loss on extinguishment of debt	115	—	*	6.5	—	*
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	50	*	(1.3)	3.0	*
Provision (benefit) for income taxes	(8)	(184)	*	(0.5)	(11.1)	*
Income (Loss) from Continuing Operations	(14)	234	*	(0.8)	14.1	*
Income (loss) from discontinued operations, net of tax	—	8	*	—	0.5	(50)
Net Income (Loss)	$(14)	$242	*	(0.8)	14.6	*
Non-GAAP financial data:
Adjusted EBITDA	$215	$189	13.8	12.1	11.4	70
Adjusted net income	$103	$51	102.0	5.8	3.1	270

* Not meaningful

Highlights

Net sales in first quarter 2016 increased $121 million, or 7.3%, as compared to first quarter 2015. Each of our three reportable segments realized increases in Net sales. Operating income in first quarter 2016 increased $22 million, or 14.1%, as compared to first quarter 2015. Net income (loss) in first quarter 2016 decreased $256 million, to a $14 million Net loss, compared to Net income of $242 million in first quarter 2015. The decrease in Net income (loss) was driven by the $115 million loss on extinguishment of debt in first quarter 2016 and the $189 million reversal of previously unrecognized tax benefits in first quarter 2015 as a result of the IRS and state audit settlements.  Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $26 million, or 13.8%, in first quarter 2016 as compared to first quarter 2015. Adjusted net income in first quarter 2016 increased $52 million, or 102.0%, as compared to first quarter 2015 as a result of the improvement in operating income and decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances. As of May 1, 2016, our total liquidity was $1.3 billion. See “Liquidity and Capital Resources — External Financing” for further information.

In April 2016, the Company entered into a definitive agreement to sell its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. The transaction was completed on May 31, 2016.

For additional information, see “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

As a result of the sale of the Power Solutions business unit in October 2015 management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015, we initiated a restructuring plan to strategically align our leadership and functional support teams. Initially, we expected to incur approximately $10 million to $20 million of restructuring charges under the plan.  During first quarter fiscal 2016, we accelerated and expanded the restructuring plan. As a result, we now expect to incur a total of approximately $25 million to $30 million of restructuring charges under the restructuring plan, which we expect to complete in the second half of fiscal 2016 and deliver a payback of approximately two years via a reduction in costs.

During the three months ended May 1, 2016, our activities under this restructuring plan resulted in a restructuring charge of $7 million, $6 million of which was incurred at the Facilities Maintenance business. During fiscal 2015, we incurred $9 million of restructuring charges under this plan. We expect to incur an additional $9 million to $14 million of restructuring charges over the next six months primarily for severance, relocation and related costs. For additional information, see “Note 8, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in first quarter 2016 increased $121 million, or 7.3%, compared to first quarter 2015.

Each of our reportable segments experienced an increase in Net sales in first quarter 2016 as compared to first quarter 2015. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. Growth initiatives contributed approximately $72 million in first quarter 2016. The Net sales increases were partially offset by the impact of an unfavorable Canadian exchange rate, resulting in a $2 million reduction to Net sales in first quarter 2016.

Gross profit

Gross profit increased $50 million, or 8.9%, during first quarter 2016 as compared to first quarter 2015.

Each of our reportable segments experienced an increase in Gross profit primarily due to sales growth from initiatives and increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 50 basis points to 34.2% in first quarter 2016 as compared to 33.7% in first quarter 2015. The improvement in gross margin was primarily driven by our category management initiatives, partially offset by the competitive environment.

Operating expenses

Operating expenses increased $28 million, or 6.9%, during first quarter 2016 as compared to first quarter 2015.

Selling, general and administrative expenses increased $25 million, or 6.6%, to $401 million during first quarter 2016 as compared to first quarter 2015. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $4 million, or 14.8%, to $23 million in first quarter 2016 as compared to first quarter 2015. Restructuring charges were $7 million during first quarter 2016 as the Company continued restructuring activities to strategically align its workforce, initiated during the fourth quarter of fiscal 2015 in conjunction with the sale of Power Solutions.

Operating expenses as a percentage of Net sales decreased approximately 10 basis points to 24.2% in first quarter 2016 as compared to first quarter 2015. Depreciation and amortization expense as a percentage of Net sales decreased approximately 30 basis points to 1.3% and Selling, general and administrative expenses as a percentage of Net sales decreased approximately 20 basis points to 22.5%. The improvement in Selling, general and administrative expenses as a percentage of Net sales was primarily due to our cost control efforts, including the restructuring actions initiated during fiscal 2015, and the leverage of fixed costs through sales volume increases, partially offset by investments in the business.

Operating income

Operating income increased $22 million, or 14.1%, to $178 million during first quarter 2016 as compared to first quarter 2015, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

Operating income as a percentage of Net sales increased approximately 60 basis points during first quarter 2016 as compared to first quarter 2015. The improvement was driven by improvements in gross margins and a reduction in operating expenses as a percentage of Net sales.

Interest expense

Interest expense decreased $21 million, or 19.8%, during first quarter 2016 as compared to first quarter 2015. The decrease in first quarter 2016 was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions in fiscal 2016 and fiscal 2015, and a lower average outstanding balance due to the redemption of debt in the third quarter of fiscal 2015.

Loss on extinguishment of debt

On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020 (the “October 2012 Senior Unsecured Notes”) incurring a $115 million loss on extinguishment of debt, which includes a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs. These charges were recorded in accordance with Accounting Standards Codification (“ASC”) 470-50, “Debt-Modifications and Extinguishments.”

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in first quarter fiscal 2016 was a benefit of $8 million compared to a $184 million benefit in first quarter fiscal 2015.

The effective rate for continuing operations for first quarter 2016 is a benefit of 37.9%. The effective rate for continuing operations for the first quarter 2015 was a benefit of 367.3%, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of a tentative settlement with the Internal Revenue Service’s Office of Appeals in connection with a Revenue Agent’s Report issued in January 2013. For additional information, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 31, 2016.

In addition, the Company’s first quarter 2015 rate was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  At both May 1, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million.

Adjusted EBITDA

Adjusted EBITDA increased $26 million, or 13.8%, in first quarter 2016 as compared to first quarter 2015. Each of our reportable segments experienced an increase in Adjusted EBITDA in first quarter 2016 as compared to first quarter 2015.

The increase in Adjusted EBITDA in first quarter 2016 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 12.1% in first quarter 2016 as compared to first quarter 2015. The increase was primarily due to gross margin improvements and a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income increased $52 million, or 102.0%, in first quarter 2016 as compared to first quarter 2015. The increase in Adjusted net income was attributable to the sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
Dollars in millions	May 1, 2016	May 3, 2015	Increase (Decrease)
Net sales	$677	$635	6.6%
Operating income	$119	$109	9.2%
% of Net sales	17.6%	17.2%	40	bps
Depreciation and amortization	9	13	(30.8)%
Restructuring	6	—	*
Adjusted EBITDA	$134	$122	9.8%
% of Net sales	19.8%	19.2%	60	bps

* Not meaningful

Net Sales

Net sales increased $42 million, or 6.6%, in first quarter 2016 as compared to first quarter 2015.

The increase in Net sales was primarily due to growth initiatives. These growth initiatives consist of investments in sales personnel, products, and technology aligned with our customers’ multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by an unfavorable Canadian exchange rate, resulting in a $1 million reduction to Net sales in first quarter 2016.

Adjusted EBITDA

Adjusted EBITDA increased $12 million, or 9.8%, in first quarter 2016 as compared to first quarter 2015.

The increase was primarily due to the increase in Net sales and operating leverage through productivity, partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and to drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 60 basis points in first quarter 2016 as compared to first quarter 2015. The increase was primarily driven by a decline in Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales declined slightly in first quarter 2016 as compared to first quarter 2015 due to the leverage of fixed costs through sales volume increases and cost control efforts.

Waterworks

	Three Months Ended
Dollars in millions	May 1, 2016	May 3, 2015	Increase (Decrease)
Net sales	$605	$570	6.1%
Operating income	$45	$42	7.1%
% of Net sales	7.4%	7.4%	—
Depreciation and amortization	3	3	—
Adjusted EBITDA	$48	$45	6.7%
% of Net sales	7.9%	7.9%	—

Net Sales

Net sales increased $35 million, or 6.1%, during first quarter 2016 as compared to first quarter 2015.

Growth initiatives, including meters, storm drainage, treatment plant, and new locations (“greenfields”), contributed to the increase in first quarter 2016. Net sales was also positively impacted by higher sales volume due to end-market improvements, partially offset by a decline in Polyvinyl chlorides (“PVC”) pipe pricing.

Adjusted EBITDA

Adjusted EBITDA increased $3 million, or 6.7%, in first quarter 2016 as compared to first quarter 2015.

The increase in first quarter 2016, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses was primarily personnel costs related to growth initiative investments and variable costs due to the increased volume and inflation.

Adjusted EBITDA as a percentage of Net sales was flat in first quarter 2016 as compared to first quarter 2015. The improvement in gross margins was offset by an increase in Selling, general and administrative expenses as a percentage of Net sales, due to investing in growth strategies.

Construction & Industrial — White Cap

	Three Months Ended
Dollars in millions	May 1, 2016	May 3, 2015	Increase (Decrease)
Net sales	$447	$407	9.8%
Operating income	$36	$28	28.6%
% of Net sales	8.1%	6.9%	120	bps
Depreciation and amortization	7	6	16.7%
Adjusted EBITDA	$43	$34	26.5%
% of Net sales	9.6%	8.4%	120	bps

Net Sales

Net sales increased $40 million, or 9.8%, in first quarter 2016 as compared to first quarter 2015.

Growth initiatives contributed to the increase in Net sales in in first quarter 2016 driven by greenfields, managed sales approach (“MSA”) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential construction markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate, resulting in a $1 million reduction to Net sales in first quarter 2016.

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 26.5%, in first quarter 2016 as compared to first quarter 2015.

The increase in Adjusted EBITDA in first quarter 2016 as compared to first quarter 2015 was primarily driven by growth initiatives, gross margin expansion, and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in first quarter 2016 as compared to first quarter 2015. The increase was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During first quarter 2016, the Company’s generation of cash was primarily driven by cash receipts from operations and proceeds from stock option exercises, partially offset by net debt repayments including premiums and make-whole payments to call or redeem debt prior to maturity, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of May 1, 2016, our combined liquidity of approximately $1,268 million was comprised of $203 million in cash and cash equivalents and $1,065 million of additional available borrowings (excluding $168 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase
Amounts in millions	May 1, 2016	May 3, 2015	(Decrease)

Operating activities	$76	$(23)	$99
Investing activities	(17)	(23)	6
Financing activities	(127)	114	(241)

Working capital

Working capital, excluding cash and cash equivalents, was $900 million as of May 1, 2016, decreasing $345 million as compared to $1,245 million as of May 3, 2015.  Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, decreased $45 million. The decrease was primarily driven by an increase in Current installments of long-term debt and business growth, resulting in increases in Accounts Payable, offset by increases in Receivables and Inventory.

Operating activities

During first quarter 2016 cash provided by operating activities was $76 million compared to a use of $23 million in first quarter 2015. Cash interest paid in first quarter 2016 was $119 million, compared to $154 million in first quarter 2015. Cash flows from operating activities for discontinued operations were $1 million and $14 million during first quarter 2016 and first quarter 2015, respectively. Excluding the cash interest payments in both periods, cash flows from operating activities for continuing operations increased approximately $77 million in first quarter 2016 as compared to first quarter 2015. The increase in operating cash flows excluding interest and discontinued operations is attributable to growth in earnings of continuing operations and working capital efficiency.

Investing activities

During first quarter 2016, cash used by investing activities was $17 million, primarily comprised of capital expenditures.  During first quarter 2015, cash used by investing activities was $23 million, primarily for capital expenditures.

Financing activities

During first quarter 2016, cash used in financing activities was $127 million, primarily due to net debt repayments of $108 million including premiums and make-whole payments to call or redeem debt prior to maturity, payments for debt issuance costs of $14 million and purchases of treasury shares of $9 million, partially offset by proceeds from employee stock option exercises of $6 million.

During first quarter 2015, cash provided by financing activities was $114 million, primarily due to net debt borrowings of $103 million and $19 million of proceeds from employee stock option exercises, partially offset by payments for debt issuance and modification costs.

External Financing

As of May 1, 2016, we had an aggregate principal amount of $4,308 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $10 million and $53 million, respectively, and $1,233 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $168 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) at par. At closing, HDS received approximately $986 million, net of transaction fees. The transaction fees of $14 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding $1,000 million aggregate principal of the October 2012 Senior Unsecured Notes, and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $4 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $115 million loss on extinguishment of debt, which includes the $106 million make-whole premium and the write-off of $9 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

For additional information, see “Note 3, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q

Rating agency actions

In March 2016, Moody’s Investor’s Service (“Moody’s”) upgraded HDS’s corporate family rating to B1, from B2. Moody’s cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody’s raised HDS’s Speculative Grade Liquidity Rating to SGL-1 from SGL-2, citing their expectations of increasing free cash flows and the amount of revolving credit facility availability. Moody’s rating outlook remains at positive. Also in March 2016, Standard & Poor’s (“S&P”) raised HDS’s corporate credit rating to ‘BB-’ from ‘B+’, and revised its rating outlook to positive from stable.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2016.

Recent accounting pronouncements

Stock Compensation — In March 2016, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

Leases — In February 2016, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of May 1, 2016 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of May 1, 2016 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2016 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In the first quarter of fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options, as was disclosed in our annual report on Form 10-K filed on March 25, 2014. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2016 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1 — February 28	95,231	$24.59	95,231	—
February 29 — March 27	—	—	—	2,711,651
March 28 — May 1	165,862	33.41	165,862	39,198
Total	261,093	$30.19	261,093

(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the three months ended May 1, 2016, Holdings retired 319,093 of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $9.4 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc.(2)

3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc.(2)

3.3	Certificate of Incorporation of HD Supply, Inc.(1)

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc.(3)

3.5	Amended and Restated By-Laws of HD Supply, Inc.(3)

4.1

Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, related to the 5.75% Senior Notes due 2024.

4.2

First Supplemental Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2024.

4.3	Form of 5.75% Senior Notes due 2024 (included in Exhibit 4.1 hereto).

21.1	List of Subsidiaries.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

(1)             Previously filed in Amendment No.1 to Form S-4 of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009.

(2)             Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(3)             Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 6, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 6, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer