Form 10-Q
period 2016-07-31
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2016-09-07
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of September 2, 2016:

HD Supply Holdings, Inc.	201,025,941 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net Sales	$2,016	$1,937	$3,797	$3,597
Cost of sales	1,336	1,289	2,508	2,390
Gross Profit	680	648	1,289	1,207
Operating expenses:
Selling, general and administrative	414	397	815	773
Depreciation and amortization	24	28	47	55
Restructuring	5	—	12	—
Total operating expenses	443	425	874	828
Operating Income	237	223	415	379
Interest expense	69	106	154	212
Loss on extinguishment of debt	—	—	115	—
Other (income) expense, net	—	1	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	168	116	146	166
Provision (benefit) for income taxes	66	12	58	(172)
Income from Continuing Operations	102	104	88	338
Income (Loss) from discontinued operations, net of tax	(4)	5	(4)	13
Net Income	$98	$109	$84	$351
Other comprehensive income (loss) — foreign currency translation adjustment	(2)	(7)	2	(2)
Total Comprehensive Income	$96	$102	$86	$349

Weighted Average Common Shares Outstanding (thousands)
Basic	199,250	196,893	199,029	196,120
Diluted	201,978	201,809	201,615	201,221
Basic Earnings Per Share (1):
Income from Continuing Operations	$0.51	$0.53	$0.44	$1.72
Income (Loss) from Discontinued Operations	$(0.02)	$0.03	$(0.02)	$0.07
Net Income	$0.49	$0.55	$0.42	$1.79
Diluted Earnings Per Share (1):
Income from Continuing Operations	$0.51	$0.52	$0.44	$1.68
Income (Loss) from Discontinued Operations	$(0.02)	$0.02	$(0.02)	$0.06
Net Income	$0.49	$0.54	$0.42	$1.74

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$313	$269
Receivables, less allowance for doubtful accounts of $13 and $13	1,101	872
Inventories	887	770
Current assets of discontinued operations	—	43
Other current assets	42	29
Total current assets	2,343	1,983
Property and equipment, net	306	310
Goodwill	2,869	2,869
Intangible assets, net	119	127
Deferred tax asset	633	685
Non-current assets of discontinued operations	—	20
Other assets	19	22
Total assets	$6,289	$6,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$490
Accrued compensation and benefits	117	142
Current installments of long-term debt	9	9
Current liabilities of discontinued operations	—	30
Other current liabilities	200	200
Total current liabilities	1,047	871
Long-term debt, excluding current installments	4,299	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	102	98
Total liabilities	5,448	5,272
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 200.9 million and 200.1 million shares issued and outstanding at July 31, 2016 and January 31, 2016, respectively	2	2
Paid-in capital	3,934	3,909
Accumulated deficit	(3,076)	(3,150)
Accumulated other comprehensive loss	(14)	(16)
Treasury stock, at cost, 0.13 million and 0.06 million shares at July 31, 2016 and January 31, 2016, respectively	(5)	(1)
Total stockholders’ equity	841	744
Total liabilities and stockholders’ equity	$6,289	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 31, 2016	August 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84	$351
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	72
Provision for uncollectibles	3	4
Non-cash interest expense	9	14
Loss on extinguishment of debt	115	—
Stock-based compensation expense	11	10
Deferred income taxes	52	19
Loss on sales of businesses, net	3	—
Other	—	(1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(232)	(252)
(Increase) decrease in inventories	(118)	(153)
(Increase) decrease in other current assets	(9)	(2)
Increase (decrease) in accounts payable and accrued liabilities	196	217
Increase (decrease) in other long-term liabilities	(1)	(181)
Net cash provided by (used in) operating activities	164	98

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32)	(43)
Proceeds from sales of property and equipment	1	1
Proceeds from sales of businesses	37	—
Net cash provided by (used in) investing activities	6	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	14	41
Purchase of treasury shares	(14)	(31)
Borrowings of long-term debt	1,000	—
Repayments of long-term debt	(1,110)	(16)
Borrowings on long-term revolver debt	—	562
Repayments on long-term revolver debt	—	(526)
Debt issuance and modification fees	(15)	—
Other financing activities	(2)	(1)
Net cash provided by (used in) financing activities	(127)	29

Effect of exchange rates on cash and cash equivalents	1	(1)

Increase (decrease) in cash and cash equivalents	$44	$84
Cash and cash equivalents at beginning of period	269	85
Cash and cash equivalents at end of period	$313	$169

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net Sales	$2,016	$1,937	$3,797	$3,597
Cost of sales	1,336	1,289	2,508	2,390
Gross Profit	680	648	1,289	1,207
Operating expenses:
Selling, general and administrative	414	397	815	773
Depreciation and amortization	24	28	47	55
Restructuring	5	—	12	—
Total operating expenses	443	425	874	828
Operating Income	237	223	415	379
Interest expense	69	106	154	212
Loss on extinguishment of debt	—	—	115	—
Other (income) expense, net	—	1	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	168	116	146	166
Provision (benefit) for income taxes	66	12	58	(172)
Income from Continuing Operations	102	104	88	338
Income (Loss) from discontinued operations, net of tax	(4)	5	(4)	13
Net Income	$98	$109	$84	$351
Other comprehensive income (loss)— foreign currency translation adjustment	(2)	(7)	2	(2)
Total Comprehensive Income	$96	$102	$86	$349

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$310	$266
Receivables, less allowance for doubtful accounts of $13 and $13	1,101	872
Inventories	887	770
Current assets of discontinued operations	—	43
Other current assets	42	29
Total current assets	2,340	1,980
Property and equipment, net	306	310
Goodwill	2,869	2,869
Intangible assets, net	119	127
Deferred tax asset	633	685
Non-current assets of discontinued operations	—	20
Other assets	19	22
Total assets	$6,286	$6,013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$721	$490
Accrued compensation and benefits	117	142
Current installments of long-term debt	9	9
Current liabilities of discontinued operations	—	30
Other current liabilities	200	199
Total current liabilities	1,047	870
Long-term debt, excluding current installments	4,299	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	102	98
Total liabilities	5,448	5,271
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at July 31, 2016 and January 31, 2016	—	—
Paid-in capital	3,796	3,786
Accumulated deficit	(2,944)	(3,028)
Accumulated other comprehensive loss	(14)	(16)
Total stockholder’s equity	838	742
Total liabilities and stockholder’s equity	$6,286	$6,013

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 31, 2016	August 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84	$351
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	72
Provision for uncollectibles	3	4
Non-cash interest expense	9	14
Loss on extinguishment of debt	115	—
Stock-based compensation expense	11	10
Deferred income taxes	52	19
Loss on sales of businesses, net	3	—
Other	—	(1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(232)	(252)
(Increase) decrease in inventories	(118)	(153)
(Increase) decrease in other current assets	(9)	(2)
Increase (decrease) in accounts payable and accrued liabilities	196	217
Increase (decrease) in other long-term liabilities	(1)	(181)
Net cash provided by (used in) operating activities	164	98

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32)	(43)
Proceeds from sales of property and equipment	1	1
Proceeds from sales of businesses	37	—
Net cash provided by (used in) investing activities	6	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,000	—
Repayments of long-term debt	(1,110)	(16)
Borrowings on long-term revolver debt	—	562
Repayments on long-term revolver debt	—	(526)
Debt issuance and modification fees	(15)	—
Other financing activities	(2)	(1)
Net cash provided by (used in) financing activities	(127)	19

Effect of exchange rates on cash and cash equivalents	1	(1)

Increase (decrease) in cash and cash equivalents	$44	$74
Cash and cash equivalents at beginning of period	266	85
Cash and cash equivalents at end of period	$310	$159

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 13,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services include more than 800,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial - White Cap. In addition, the consolidated financial statements include an operating segment, Home Improvement Solutions, and Corporate, which is comprised of enterprise-wide functional departments.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended July 31, 2016 (“second quarter 2016”) and August 2, 2015 (“second quarter 2015”) both include 13 weeks. The six months ended July 31, 2016 and August 2, 2015 both include 26 weeks.

Principles of Consolidation

The consolidated financial statements of Holdings present the results of operations, financial position and cash flows of Holdings and its wholly-owned subsidiaries, including HDS. The consolidated financial statements of HD Supply, Inc. present the results of operations, financial position and cash flows of HDS. and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of businesses acquired are included from their respective dates of acquisition. The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability  and workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At July 31, 2016 and January 31, 2016, self-insurance reserves totaled approximately $82 million and $84 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

In May 2016, the Company completed the sale of its Interior Solutions business, which is subject to a customary working capital adjustment. The Company received cash proceeds of approximately $34 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $6 million pre-tax loss.

In October 2015, the Company completed the sale of its Power Solutions business. During the second quarter of fiscal 2016, the Company received cash proceeds of $3 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net sales	$22	$594	$85	$1,155
Cost of sales	18	499	65	970
Gross Profit	4	95	20	185
Operating expenses:
Selling, general and administrative	7	77	23	148
Depreciation and amortization	—	7	1	15
Total operating expenses	7	84	24	163
Operating Income (Loss)	(3)	11	(4)	22
Loss on sales of discontinued operations	3	—	3	—
Income (loss) before provision for income taxes	(6)	11	(7)	22
Provision (benefit) for income taxes	(2)	6	(3)	9
Income (loss) from discontinued operations, net of tax	$(4)	$5	$(4)	$13

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At July 31, 2016 and January 31, 2016, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	July 31, 2016	January 31, 2016
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $1	$—	$31
Inventories	—	12
Total current assets	—	43
Intangible assets, net	—	3
Other non-current assets	—	17
Total assets of discontinued operations	$—	$63

Current Liabilities:
Accounts payable	$—	$19
Accrued compensation and benefits	—	2
Other current liabilities	—	9
Total current liabilities	—	30
Other non-current liabilities	—	1
Total liabilities of discontinued operations	$—	$31

The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Six Months Ended
	July 31, 2016	August 2, 2015
Net cash flows provided by (used in) operating activities	$(3)	$10
Cash flows from investing activities:
Capital expenditures	(1)	(3)
Proceeds from sales of businesses, net	37	—
Net cash flows provided by (used in) investing activities	$36	$(3)

NOTE 3 — DEBT

HDS’s long-term debt as of July 31, 2016 and January 31, 2016 consisted of the following (dollars in millions):

	July 31, 2016		January 31, 2016
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$—	—	$—	—
Term Loans due 2021	844	3.75	848	3.75
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	—	—
October 2012 Senior Unsecured Notes due 2020	—	—	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
Total gross long-term debt	$4,369		$4,373
Less unamortized discount	(10)		(11)
Less unamortized deferred financing costs	(51)		(51)
Total net long-term debt	$4,308		$4,311
Less current installments	(9)		(9)
Total net long-term debt, excluding current installments	$4,299		$4,302

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) at par. HDS received approximately $985 million, net of transaction fees. The transaction fees of $15 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

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

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility due 2018 (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of July 31, 2016, HDS had $1,289 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $89 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans (as defined in the Senior ABL Facility agreement) and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on the Average Daily Used Percentage (as defined in the agreement).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For additional information on our Senior ABL Facility or Term Loan Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 31, 2016.

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

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral (both as defined in the indenture governing the December 2014 First Priority Notes), in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all capital stock of HDS’s restricted subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of capital stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets and Excluded Subsidiary Securities (each as defined in the indenture governing the December 2014 First Priority Notes, and together, the “Cash Flow Priority Collateral”).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For additional information on the December 2014 First Priority Notes, including guarantees and security, please refer to the Notes to Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 31, 2016.

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS issued $1,000 million aggregate principal amount of 5.75% Senior Notes (“April 2016 Senior Unsecured Notes”) under an Indenture, dated as of April 11, 2016 (“April 2016 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors and the Trustee. The April 2016 Senior Unsecured Notes bear interest at a rate of 5.75% and will mature on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year with first interest payment scheduled October 15, 2016.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of July 31, 2016, HDS was in compliance with all such covenants that were in effect on such date.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of July 31, 2016 and January 31, 2016 (amounts in millions):

	As of July 31, 2016		As of January 31, 2016
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$—	$—	$—	$—
Term Loans and Notes	4,369	4,571	4,373	4,560
Total	$4,369	$4,571	$4,373	$4,560

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

NOTE 5 — INCOME TAXES

For the six months ended July 31, 2016, the Company’s combined federal, state, and foreign effective tax rate is an expense of 39.7%. The effective rate for continuing operations for the six months ended August 2, 2015 was a benefit of 103.6%, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of a tentative settlement with the Internal Revenue Service’s Office of Appeals in conjunction with a Revenue Agent’s report issued in January 2013. For additional information, please refer to the Notes to Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 31, 2016.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

As of January 31, 2016, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $9 million. As of July 31, 2016, the Company’s unrecognized tax benefits remained unchanged. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 31, 2016 was zero and remained unchanged as of July 31, 2016.  At July 31, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and $6 million, respectively. Each reporting period management assesses available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the six months ended July 31, 2016 and August 2, 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Weighted-average common shares	199,250	196,893	199,029	196,120
Effect of potentially dilutive stock plan securities	2,728	4,916	2,586	5,101
Diluted weighted-average common shares	201,978	201,809	201,615	201,221
Stock plan securities excluded from dilution (1)	1,452	107	2,240	1,645

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	July 31, 2016	January 31, 2016
Trade receivables, net of allowance for doubtful accounts	$1,020	$784
Vendor rebate receivables	70	76
Other receivables	11	12
Total receivables, net	$1,101	$872

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	July 31, 2016	January 31, 2016	July 31, 2016	January 31, 2016
Accrued interest	$57	$73	$57	$73
Accrued non-income taxes	41	30	41	30
Other	102	97	102	96
Total other current liabilities	$200	$200	$200	$199

Supplemental Cash Flow Information

Cash paid for interest in the six months ended July 31, 2016 and August 2, 2015 was $161 million and $201 million, respectively.

Cash paid for income taxes, net of refunds, in the six months ended July 31, 2016 and August 2, 2015 was approximately $6 million and $9 million, respectively.

Significant Non-Cash Transactions

During the six months ended July 31, 2016, Holdings retired 319,093 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $9 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 8—RESTRUCTURING ACTIVITIES

During the fourth quarter of fiscal 2015 in conjunction with the sale of the Power Solutions business unit, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. Initially, the Company expected to incur approximately $10 million to $20 million of restructuring charges under the plan.  During first quarter fiscal 2016, the Company accelerated and expanded the restructuring plan. As a result, the Company now expects to incur a total of approximately $25 million to $30 million of restructuring charges under the restructuring plan, which is expected to be complete in the second half of fiscal 2016 and deliver a payback of approximately two years via a reduction in costs.

During the three and six months ended July 31, 2016, the Company’s activities under this restructuring plan resulted in restructuring charges of $5 million and $12 million, respectively, of which $3 million and $9 million, respectively, was incurred at the Facilities Maintenance business. During fiscal 2015, the Company incurred $9 million of restructuring charges under this plan. The Company expects to incur an additional $4 million to $9 million of restructuring charges over the next six months primarily for severance, relocation and related costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balance, included in Other current liabilities in the Consolidated Balance Sheets (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—January 31, 2016	$6	$1	$7
Charges	4	8	12
Cash payments	(5)	(8)	(13)
Balance—July 31, 2016	$5	$1	$6

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

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial – White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended July 31, 2016
Net sales	$741	$733	$489	$53	$2,016
Adjusted EBITDA	151	70	60	(8)	273
Depreciation(1) & Software Amortization	7	3	7	5	22
Other Intangible Amortization	2	—	—	1	3
Three Months Ended August 2, 2015
Net sales	$733	$702	$455	$47	$1,937
Adjusted EBITDA	156	66	45	(10)	257
Depreciation(1) & Software Amortization	11	3	7	5	26
Other Intangible Amortization	2	—	—	1	3
Six Months Ended July 31, 2016
Net sales	$1,418	$1,338	$936	$105	$3,797
Adjusted EBITDA	285	118	103	(18)	488
Depreciation(1) & Software Amortization	15	5	14	9	43
Other Intangible Amortization	3	1	—	3	7

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Facilities Maintenance	Waterworks	Construction & Industrial – White Cap	Corporate & Other	Total Continuing Operations
Six Months Ended August 2, 2015
Net sales	$1,368	$1,272	$862	$95	$3,597
Adjusted EBITDA	278	111	79	(22)	446
Depreciation(1) & Software Amortization	23	5	13	9	50
Other Intangible Amortization	3	1	—	3	7

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Total Adjusted EBITDA	$273	$257	$488	$446
Depreciation and amortization(1)	25	29	50	57
Stock-based compensation	5	5	11	10
Restructuring	5	—	12	—
Other	1	—	—	—
Operating income	237	223	415	379
Interest expense, net	69	106	154	212
Loss on extinguishment of debt(2)	—	—	115	—
Other (income) expense, net(3)	—	1	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	168	116	146	166
Provision (benefit) for income taxes	66	12	58	(172)
Income from continuing operations	102	104	88	338
Less: Income (loss) from discontinued operations, net of tax	(4)	5	(4)	13
Net income (loss)	$98	$109	$84	$351

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,984	$33	$(1)	$2,016
Cost of sales	—	1,319	18	(1)	1,336
Gross Profit	—	665	15	—	680
Operating expenses:
Selling, general and administrative	20	383	11	—	414
Depreciation and amortization	3	20	1	—	24
Restructuring	1	4	—	—	5
Total operating expenses	24	407	12	—	443
Operating Income (Loss)	(24)	258	3	—	237
Interest expense	73	60	—	(64)	69
Interest (income)	(60)	(4)	—	64	—
Net (earnings) loss of equity affiliates	(200)	—	—	200	—
Income (Loss) from Continuing Operations Before Provision for Income Taxes	163	202	3	(200)	168
Provision for income taxes	63	1	2	—	66
Income (Loss) from Continuing Operations	100	201	1	(200)	102
Income (loss) from discontinued operations, net of tax	(2)	(2)	—	—	(4)
Net Income (Loss)	$98	$199	$1	$(200)	$98
Other comprehensive income (loss) —foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income (Loss)	$96	$199	$(1)	$(198)	$96

	Three Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,904	$34	$(1)	$1,937
Cost of sales	—	1,271	18	—	1,289
Gross Profit	—	633	16	(1)	648
Operating expenses:
Selling, general and administrative	21	364	13	(1)	397
Depreciation and amortization	4	23	1	—	28
Total operating expenses	25	387	14	(1)	425
Operating Income (Loss)	(25)	246	2	—	223
Interest expense	108	61	—	(63)	106
Interest (income)	(61)	(2)	—	63	—
Net (earnings) loss of equity affiliates	(188)	—	—	188	—
Other (income) expense, net	1	—	—	—	1
Income (Loss) from Continuing Operations Before Provision for Income Taxes	115	187	2	(188)	116
Provision for income taxes	9	3	—	—	12
Income (Loss) from Continuing Operations	106	184	2	(188)	104
Income (loss) from discontinued operations, net of tax	3	(2)	4	—	5
Net Income (Loss)	$109	$182	$6	$(188)	$109
Other comprehensive income (loss)—foreign currency translation adjustment	(7)	—	(7)	7	(7)
Total Comprehensive Income (Loss)	$102	$182	$(1)	$(181)	$102

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Six Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$3,736	$62	$(1)	$3,797
Cost of sales	—	2,475	34	(1)	2,508
Gross Profit	—	1,261	28	—	1,289
Operating expenses:
Selling, general and administrative	40	753	22	—	815
Depreciation and amortization	6	40	1	—	47
Restructuring	2	10	—	—	12
Total operating expenses	48	803	23	—	874
Operating Income (Loss)	(48)	458	5	—	415
Interest expense	162	121	—	(129)	154
Interest (income)	(121)	(8)	—	129	—
Net (earnings) loss of equity affiliates	(345)	—	—	345	—
Loss on extinguishment of debt	115	—	—	—	115
Income (Loss) from Continuing Operations Before Provision for Income Taxes	141	345	5	(345)	146
Provision for income taxes	55	1	2	—	58
Income (Loss) from Continuing Operations	86	344	3	(345)	88
(Loss) from discontinued operations, net of tax	(2)	(2)	—	—	(4)
Net Income (Loss)	$84	$342	$3	$(345)	$84
Other comprehensive income (loss) —foreign currency translation adjustment	2	—	2	(2)	2
Total Comprehensive Income (Loss)	$86	$342	$5	$(347)	$86

	Six Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$3,535	$63	$(1)	$3,597
Cost of sales	—	2,357	33	—	2,390
Gross Profit	—	1,178	30	(1)	1,207
Operating expenses:
Selling, general and administrative	42	708	24	(1)	773
Depreciation and amortization	7	47	1	—	55
Total operating expenses	49	755	25	(1)	828
Operating Income (Loss)	(49)	423	5	—	379
Interest expense	215	121	—	(124)	212
Interest (income)	(121)	(3)	—	124	—
Net (earnings) loss of equity affiliates	(321)	—	—	321	—
Other (income) expense, net	1	—	—	—	1
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	177	305	5	(321)	166
Provision (benefit) for income taxes	(174)	2	—	—	(172)
Income (Loss) from Continuing Operations	351	303	5	(321)	338
Income from discontinued operations, net of tax	—	5	8	—	13
Net Income (Loss)	$351	$308	$13	$(321)	$351
Other comprehensive income (loss) —foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income (Loss)	$349	$308	$11	$(319)	$349

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$274	$17	$19	$—	$310
Receivables, net	2	1,081	18	—	1,101
Inventories	—	868	19	—	887
Intercompany receivables	—	1	—	(1)	—
Other current assets	9	32	1	—	42
Total current assets	285	1,999	57	(1)	2,340
Property and equipment, net	61	243	2	—	306
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	118	1	—	119
Deferred tax asset	705	—	3	(75)	633
Investment in subsidiaries	2,637	—	—	(2,637)	—
Intercompany notes receivable	2,193	547	—	(2,740)	—
Other assets	15	4	—	—	19
Total assets	$5,896	$5,780	$63	$(5,453)	$6,286
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10	$699	$12	$—	$721
Accrued compensation and benefits	30	85	2	—	117
Current installments of long-term debt	9	—	—	—	9
Intercompany payables	—	—	1	(1)	—
Other current liabilities	82	110	8	—	200
Total current liabilities	131	894	23	(1)	1,047
Long-term debt, excluding current installments	4,299	—	—	—	4,299
Deferred tax liabilities	—	75	—	(75)	—
Intercompany notes payable	547	2,193	—	(2,740)	—
Other liabilities	81	19	2	—	102
Total liabilities	5,058	3,181	25	(2,816)	5,448
Stockholder’s equity	838	2,599	38	(2,637)	838
Total liabilities and stockholder’s equity	$5,896	$5,780	$63	$(5,453)	$6,286

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$242	$(81)	$3	$—	$164
Cash flows from investing activities
Capital expenditures	(7)	(25)	—	—	(32)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from sale of a business	37	—	—	—	37
Proceeds from (payments of) intercompany notes	—	105	—	(105)	—
Net cash flows from investing activities	$30	$81	$—	$(105)	$6

Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(105)	—	—	105	—
Borrowings of long-term debt	1,000	—	—	—	1,000
Repayments of long-term debt	(1,110)	—	—	—	(1,110)
Debt issuance costs	(15)	—	—	—	(15)
Other financing activities	(1)	(1)	—	—	(2)
Net cash flows from financing activities	(231)	(1)	—	105	(127)
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$41	$(1)	$4	$—	$44
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$274	$17	$19	$—	$310

	Six Months Ended August 2, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$112	$(21)	$7	$—	$98
Cash flows from investing activities
Capital expenditures	(7)	(35)	(1)	—	(43)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from (payments of) intercompany notes	—	51	—	(51)	—
Net cash flows from investing activities	$(7)	$17	$(1)	$(51)	$(42)

Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(51)	—	—	51	—
Repayments of long-term debt	(16)	—	—	—	(16)
Borrowings on long-term revolver	562	—	—	—	562
Repayments on long-term revolver	(526)	—	—	—	(526)
Other financing activities	(1)	—	—	—	(1)
Net cash flows from financing activities	(32)	—	—	51	19
Effect of exchange rates on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash & cash equivalents	$73	$(4)	$5	$—	$74
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$101	$121	$37	$—	$159

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

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other include the operating segment Home Improvement Solutions, which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Discontinued operations

In May 2016, the Company completed the sale of its Interior Solutions business, which is subject to a customary working capital adjustment. The Company received cash proceeds of approximately $34 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $6 million pre-tax loss.

In October 2015, the Company completed the sale of its Power Solutions business. During the second quarter of fiscal 2016, the Company received cash proceeds of $3 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 2, Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended July 31, 2016 (“second quarter 2016”) and August 2, 2015 (“second quarter 2015”) both include 13 weeks. The six months ended July 31, 2016 and August 2, 2015 both include 26 weeks.

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

Adjusted EBITDA and Adjusted net income

Adjusted EBITDA and Adjusted net income are not recognized terms under generally accepted accounting principles in the United States of America (“GAAP”) and do not purport to be alternatives to Net income as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income enhances our investors’ overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Term Loan Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Term Loan Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Adjusted net income is defined as Net income (loss) less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income	$98	$109	$84	$351
Less income (loss) from discontinued operations, net of tax	(4)	5	(4)	13
Income from continuing operations	102	104	88	338
Interest expense, net	69	106	154	212
Provision for income taxes (1)	66	12	58	(172)
Depreciation and amortization (2)	25	29	50	57
Loss on extinguishment of debt (3)	—	—	115	—
Restructuring charges (4)	5	—	12	—
Stock-based compensation	5	5	11	10
Costs related to public offerings (5)	—	1	—	1
Other	1	—	—	—
Adjusted EBITDA	$273	$257	$488	$446

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income	$98	$109	$84	$351
Less income (loss) from discontinued operations, net of tax	(4)	5	(4)	13
Income from continuing operations	102	104	88	338
Plus: Provision (benefit) for income taxes (1)	66	12	58	(172)
Less: Cash income taxes	(5)	(6)	(6)	(9)
Plus: Amortization of acquisition-related intangible assets (other than software)	3	3	7	7
Plus: Loss on extinguishment of debt (2)	—	—	115	—
Restructuring charges (3)	5	—	12	—
Costs related to public offerings (4)	—	1	—	1
Adjusted Net Income	$171	$114	$274	$165

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

(4)         Represents the costs expensed in connection with secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage	Six Months Ended		Percentage
	July 31, 2016	August 2, 2015	Increase (Decrease)	July 31, 2016	August 2, 2015	Increase (Decrease)
Net Sales	$2,016	$1,937	4.1%	$3,797	$3,597	5.6%
Gross Profit	680	648	4.9	1,289	1,207	6.8
Operating expenses:
Selling, general and administrative	414	397	4.3	815	773	5.4
Depreciation and amortization	24	28	(14.3)	47	55	(14.5)
Restructuring charges	5	—	*	12	—	*
Total operating expenses	443	425	4.2	874	828	5.6
Operating Income	237	223	6.3	415	379	9.5
Interest expense	69	106	(34.9)	154	212	(27.4)
Loss on extinguishment of debt	—	—	*	115	—	*
Other (income) expense, net	—	1	*	—	1	*
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	168	116	44.8	146	166	(12.0)
Provision (benefit) for income taxes	66	12	*	58	(172)	*
Income from Continuing Operations	102	104	(1.9)	88	338	(74.0)
Income (loss) from discontinued operations, net of tax	(4)	5	*	(4)	13	*
Net Income	$98	$109	(10.1)	$84	$351	(76.1)
Non-GAAP financial data:
Adjusted EBITDA	$273	$257	6.2	$488	$446	9.4
Adjusted net income	$171	$114	50.0	$274	$165	66.1

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	July 31, 2016	August 2, 2015	Increase (Decrease)	July 31, 2016	August 2, 2015	Increase (Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	33.7	33.5	20	33.9	33.6	30
Operating expenses:
Selling, general and administrative	20.5	20.5	—	21.5	21.5	—
Depreciation and amortization	1.2	1.5	(30)	1.2	1.6	(40)
Restructuring charges	0.2	—	20	0.3	—	30
Total operating expenses	21.9	22.0	(10)	23.0	23.1	(10)
Operating Income	11.8	11.5	30	10.9	10.5	40
Interest expense	3.4	5.5	(210)	4.1	5.9	(180)
Loss on extinguishment of debt	—	—	*	3.0	—	300
Other (income) expense, net	—	0.1	(10)	—	—	*
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	8.4	6.0	240	3.8	4.6	(80)
Provision (benefit) for income taxes	3.3	0.6	270	1.5	(4.8)	630
Income from Continuing Operations	5.1	5.4	(30)	2.3	9.4	(710)
Income (loss) from discontinued operations, net of tax	(0.2)	0.2	(40)	(0.1)	0.4	(50)
Net Income	4.9	5.6	(70)	2.2	9.8	(760)
Non-GAAP financial data:
Adjusted EBITDA	13.5	13.3	20	12.9	12.4	50
Adjusted net income	8.5	5.9	260	7.2	4.6	260

Highlights

Net sales in second quarter 2016 increased $79 million, or 4.1%, as compared to second quarter 2015. Each of our three reportable segments realized increases in Net sales. Operating income in second quarter 2016 increased $14 million, or 6.3%, as compared to second quarter 2015. Net income in second quarter 2016 decreased $11 million, to $98 million as compared to second quarter 2015. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $16 million, or 6.2%, in second quarter 2016 as compared to second quarter 2015. Adjusted net income in second quarter 2016 increased $57 million, or 50.0%, as compared to second quarter 2015 as a result of the improvement in operating income and decline in interest expense. As of July 31, 2016, our total liquidity was $1.5 billion. See “Liquidity and Capital Resources — External Financing” for further information.

In May 2016, the Company completed the sale of its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. The Company received cash proceeds of approximately $34 million, net of $2 million of transaction costs and subject to customary post-closing working capital adjustments. As a result of the sale, the Company recorded a $6 million pre-tax loss, reflected in Income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Operations.

For additional information, see “Note 2, Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

During the three and six months ended July 31, 2016, our activities under this restructuring plan resulted in restructuring charges of $5 million and $12 million, respectively, of which $3 million and $9 million, respectively, was incurred at the Facilities Maintenance business. During fiscal 2015, we incurred $9 million of restructuring charges under this plan. We expect to incur an additional $4 million to $9 million of restructuring charges over the next six months primarily for severance, relocation and related costs. For additional information, see “Note 8, Restructuring Activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in second quarter 2016 increased $79 million, or 4.1%, compared to second quarter 2015, and $200 million, or 5.6%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

Each of our reportable segments experienced an increase in Net sales in second quarter 2016 and in the first six months of fiscal 2016 as compared to the same periods in fiscal 2015. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. Growth initiatives contributed approximately $36 million and $108 million in second quarter 2016 and the first six months of fiscal 2016, respectively. The Net sales increases were partially offset by the impact of an unfavorable Canadian exchange rate, resulting in a $1 million and $3 million reduction to Net sales in second quarter 2016 and the first six months of fiscal 2016, respectively.

Gross profit

Gross profit increased $32 million, or 4.9%, during second quarter 2016 as compared to second quarter 2015 and $82 million, or 6.8%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

Each of our reportable segments experienced an increase in Gross profit in second quarter 2016 and the first six months of fiscal 2016 as compared to the same periods in fiscal 2015. The Gross profit increases, in both periods, were primarily due to sales growth from initiatives and increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 20 basis points to 33.7% in second quarter 2016 as compared to 33.5% in second quarter 2015 and increased approximately 30 basis points to 33.9% in the first six months of fiscal 2016 as compared to 33.6% in the first six months of fiscal 2015. The improvement in gross margin in both periods was primarily driven by our category management initiatives, partially offset by the competitive environment.

Operating expenses

Operating expenses increased $18 million, or 4.2%, during second quarter 2016 as compared to second quarter 2015 and increased $46 million, or 5.6%, during the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

Selling, general and administrative expenses increased $17 million, or 4.3%, in second quarter 2016 as compared to second quarter 2015 and increased $42 million, or 5.4%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives. Depreciation and amortization expense decreased $4 million, or 14.3%, in second quarter 2016 as compared to second quarter 2015 and $8 million, or 14.5%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was primarily a result of a decrease in capital expenditures and timing of in-service projects. In addition, restructuring charges during second quarter 2016 and the first six months of fiscal 2016 were $5 million and $12 million, respectively, as the Company continued restructuring activities to strategically align its workforce, initiated during the fourth quarter of fiscal 2015 in conjunction with the sale of Power Solutions.

Operating expenses as a percentage of Net sales decreased approximately 10 basis points to 21.9% in second quarter 2016 and remained flat in the first six months of fiscal 2016 as compared to the same periods in fiscal 2015. Depreciation and amortization expense as a percentage of Net sales decreased approximately 30 basis points to 1.2% in second quarter 2016 and 40 basis points to 1.2% in the first six months of fiscal 2016 as compared to the same periods in fiscal 2015. The decrease over both periods was due to a decrease in capital expenditures and timing of in-service projects. Selling, general and administrative expenses as a percentage of Net sales remained flat during second quarter 2016 and the first six months of fiscal 2016 as compared to the same periods in fiscal 2015.

Operating income

Operating income increased $14 million, or 6.3%, during second quarter 2016 as compared to second quarter 2015 and $36 million, or 9.5%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The improvement in both periods was primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

Operating income as a percentage of Net sales increased approximately 30 basis points during second quarter 2016 as compared to first quarter 2015 and increased approximately 40 basis points during the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The improvement was driven primarily by improvements in gross margins.

Interest expense

Interest expense decreased $37 million, or 34.9%, during second quarter 2016 as compared to second quarter 2015 and $58 million, or 27.4%, during the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions in fiscal 2016 and fiscal 2015, and a lower average outstanding balance due to the redemption of debt in the third quarter of fiscal 2015.

Loss on extinguishment of debt

On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020 (the “October 2012 Senior Unsecured Notes”) incurring a $115 million loss on extinguishment of debt, which included a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs. These charges were recorded in accordance with Accounting Standards Codification (“ASC”) 470-50, “Debt-Modifications and Extinguishments.”

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in second quarter of fiscal 2016 was an expense of $66 million compared to a $12 million expense in second quarter fiscal 2015. The provision for income taxes in the first six months of fiscal 2016 was an expense of $58 million compared to a $172 million benefit in the first six months of fiscal 2015.

The effective rate for continuing operations for the second quarter and first six months of fiscal 2016 is an expense of 39.3% and 39.7%, respectively. The effective rate for continuing operations for the second quarter and first six months of fiscal 2015 was an expense of 10.3% and a benefit of 103.6%, respectively, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of a tentative settlement with the Internal Revenue Service’s Office of Appeals in connection with a Revenue Agent’s Report issued in January 2013. For additional information, please refer to the Notes to Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 31, 2016. In addition, the Company’s rate for the second quarter and first six months of fiscal 2015 was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  At both July 31, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and $6 million, respectively.

Adjusted EBITDA

Adjusted EBITDA increased $16 million, or 6.2%, in second quarter 2016 as compared to second quarter 2015, and $42 million, or 9.4%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. Two of our three reportable segments experienced an increase in Adjusted EBITDA in second quarter 2016 as compared to second quarter 2015 and all three of our reportable segments experienced an increase in Adjusted EBITDA in the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

The increase in Adjusted EBITDA in the second quarter and first six months of fiscal 2016 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points to 13.5% in second quarter 2016 as compared to second quarter 2015 and approximately 50 basis points to 12.9% in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The increase was primarily due to gross margin improvements and Selling, general and administrative expenses remaining flat as a percentage of Net sales.

Adjusted net income

Adjusted net income increased $57 million, or 50.0%, in second quarter 2016 as compared to second quarter 2015 and $109 million, or 66.1%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in Adjusted net income was attributable to the sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Six Months Ended
Dollars in millions	July 31, 2016	August 2, 2015	Increase (Decrease)		July 31, 2016	August 2, 2015	Increase (Decrease)
Net sales	$741	$733	1.1%		$1,418	$1,368	3.7%
Operating income	$139	$143	(2.8)%		$258	$252	2.4%
% of Net sales	18.8%	19.5%	(70	) bps	18.2%	18.4%	(20	) bps
Depreciation and amortization	9	13	(30.8)%		18	26	(30.8)%
Restructuring	3	—	*		9	—	*
Adjusted EBITDA	$151	$156	(3.2)%		$285	$278	2.5%
% of Net sales	20.4%	21.3%	(90	) bps	20.1%	20.3%	(20	) bps

* Not meaningful

Net Sales

Net sales increased $8 million, or 1.1%, in second quarter 2016 as compared to second quarter 2015 and increased $50 million, or 3.7%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

The increase in Net sales was primarily due to growth initiatives. These growth initiatives consisted of investments in sales personnel, products, and technology aligned with our customers’ multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by suboptimal inventory forecasting, and certain operational and distribution strategies from the second half of fiscal 2015. Management has taken corrective action within the supply chain, however, we expect the impact to continue into the third quarter of 2016.

Adjusted EBITDA

Adjusted EBITDA decreased $5 million, or 3.2%, in second quarter 2016 as compared to second quarter 2015 and increased $7 million, or 2.5%, in the first six months of fiscal 2016 as compared to the same period in fiscal 2015.

The decrease in second quarter 2016 as compared to second quarter 2015 was primarily due to increased Selling, general and administrative expenses related to expenses incurred for supply chain investments. The increase in the first six months of fiscal 2016 as compared to the same period in fiscal 2015 was primarily due to the increase in Net sales and operating leverage through productivity, partially offset by increased Selling, general and administrative expenses related to the hiring of additional associates to support the expanding business and future growth.

Adjusted EBITDA as a percentage of Net sales decreased approximately 90 basis points in second quarter 2016 as compared to second quarter 2015 and approximately 20 basis points in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to expenses incurred for supply chain investments.

Waterworks

	Three Months Ended				Six Months Ended
Dollars in millions	July 31, 2016	August 2, 2015	Increase (Decrease)		July 31, 2016	August 2, 2015	Increase (Decrease)
Net sales	$733	$702	4.4%		$1,338	$1,272	5.2%
Operating income	$66	$63	4.8%		$111	$105	5.7%
% of Net sales	9.0%	9.0%	—		8.3%	8.3%	—
Depreciation and amortization	3	3	—		6	6	—
Restructuring	1	—	*		1	—	*
Adjusted EBITDA	$70	$66	6.1%		$118	$111	6.3%
% of Net sales	9.5%	9.4%	10	bps	8.8%	8.7%	10	bps

* Not meaningful

Net Sales

Net sales increased $31 million, or 4.4%, in second quarter 2016 as compared to second quarter 2015 and increased $66 million, or 5.2%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015.

Growth initiatives, including meters, storm drainage, treatment plant, and new locations (“greenfields”), contributed to the increase in the second quarter and first six months of fiscal 2016. Net sales was also positively impacted by higher sales volume due to end-market improvements, partially offset by a decline in Polyvinyl chlorides (“PVC”) pipe pricing.

Adjusted EBITDA

Adjusted EBITDA increased $4 million, or 6.1%, in second quarter 2016 as compared to second quarter 2015 and increased $7 million, or 6.3%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015.

The increase in the second quarter and first six months of fiscal 2016, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses was primarily driven by personnel costs related to hiring additional associates to support growth initiatives and variable costs due to the increased volume and inflation.

Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points in both second quarter 2016 and the first six months of fiscal 2016 as compared to the same periods of fiscal 2015. The increase in Adjusted EBITDA as a percentage of Net sales is the result of improvements in gross margin partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales, due to investing in growth strategies.

Construction & Industrial — White Cap

	Three Months Ended				Six Months Ended
Dollars in millions	July 31, 2016	August 2, 2015	Increase (Decrease)		July 31, 2016	August 2, 2015	Increase (Decrease)
Net sales	$489	$455	7.5%		$936	$862	8.6%
Operating income	$53	$38	39.5%		$89	$66	34.8%
% of Net sales	10.8%	8.4%	240	bps	9.5%	7.7%	180	bps
Depreciation and amortization	7	7	—		14	13	7.7%
Adjusted EBITDA	$60	$45	33.3%		$103	$79	30.4%
% of Net sales	12.3%	9.9%	240	bps	11.0%	9.2%	180	bps

Net Sales

Net sales increased $34 million, or 7.5%, in second quarter 2016 as compared to second quarter 2015 and $74 million, or 8.6%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015.

Growth initiatives contributed to the increase in Net sales in the second quarter and first six months of fiscal 2016 driven by greenfields, managed sales approach (‘‘MSA’’) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential construction markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate, resulting in a reduction to Net sales in second quarter 2016 and the first six months of fiscal 2016 of $1 million and $2 million, respectively, as compared to the same periods in fiscal 2015.

Adjusted EBITDA

Adjusted EBITDA increased $15 million, or 33.3%, in second quarter 2016 as compared to second quarter 2015 and increased $24 million, or 30.4%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives, gross margin expansion, and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 240 basis points in second quarter 2016 as compared to second quarter 2015 and increased approximately 180 basis points in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in both periods was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first six months of fiscal 2016, the Company’s generation of cash was primarily driven by cash receipts from operations, the sale of a business, and proceeds from stock option exercises, partially offset by net debt repayments including premiums and make-whole payments to call or redeem debt prior to maturity, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of July 31, 2016, our combined liquidity of approximately $1,513 million was comprised of $313 million in cash and cash equivalents and $1,200 million of additional available borrowings (excluding $89 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Six Months Ended		Increase
Amounts in millions	July 31, 2016	August 2, 2015	(Decrease)

Operating activities	$164	$98	$66
Investing activities	6	(42)	48
Financing activities	(127)	29	(156)

Working capital

Working capital, excluding cash and cash equivalents, was $983 million as of July 31, 2016, decreasing $314 million as compared to $1,297 million as of August 2, 2015.  Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $21 million. The increase was primarily driven by an increase in business growth, resulting in increases in Receivables and Inventory, offset by increases in Accounts Payable. Additionally, working capital increased due to lower Accrued Interest as a result of debt refinancings and extinguishments.

Operating activities

During the first six months of fiscal 2016 cash provided by operating activities was $164 million compared to $98 million in the first six months of fiscal 2015. Cash interest paid in the first six months of fiscal 2016 was $161 million, compared to $201 million in the first six months of fiscal 2015. Cash flows used in operating activities for discontinued operations were $3 million for the first six months of fiscal 2016 and cash flows provided by operating activities for discontinued operations were $10 million during the first six months of fiscal 2015, respectively. Excluding the cash interest payments in both periods, cash flows from operating activities for continuing operations increased approximately $39 million in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015. The increase in operating cash flows excluding interest and discontinued operations is attributable to growth in earnings of continuing operations and working capital efficiency.

Investing activities

During the first six months of fiscal 2016, cash provided by investing activities was $6 million, primarily comprised of proceeds from the sales of businesses, offset by capital expenditures.  During the first six months of fiscal 2015, cash used by investing activities was $42 million, primarily for capital expenditures.

Financing activities

During the first six months of fiscal 2016, cash used in financing activities was $127 million, primarily due to net debt repayments of $110 million including premiums and make-whole payments to call or redeem debt prior to maturity, payments for debt issuance costs of $15 million and purchases of treasury shares of $14 million, partially offset proceeds from employee stock option exercises of $14 million.

During the first six months of fiscal 2015, cash provided by financing activities was $29 million, primarily due to net debt borrowings of $20 million and $41 million of proceeds from employee stock option exercises, partially offset by purchases of treasury shares of $31 million.

External Financing

As of July 31, 2016, we had an aggregate principal amount of $4,308 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $10 million and $51 million, respectively, and $1,289 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $34 million in letters of credit issued and including $89 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise. As a result of the current market conditions and other factors, we expect to initiate a transaction in September 2016 to refinance all of HDS’s $1,275 million 7.5% Senior Unsecured Notes due 2020; although no assurance can be given that the transaction will be initiated and/or consummated.

On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) at par. HDS received approximately $985 million, net of transaction fees. The transaction fees of $15 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

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

For additional information, see “Note 3, Debt,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q

Rating agency actions

In March 2016, Moody’s Investor’s Service (“Moody’s”) upgraded HDS’s corporate family rating to B1, from B2. Moody’s cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody’s raised HDS’s Speculative Grade Liquidity Rating to SGL-1 from SGL-2, citing their expectations of increasing free cash flows and the amount of revolving credit facility availability. Moody’s rating outlook remains at positive. Also in March 2016, Standard & Poor’s raised HDS’s corporate credit rating to ‘BB-’ from ‘B+’, and revised its rating outlook to positive from stable.

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

Leases — In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of July 31, 2016 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of July 31, 2016 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2016 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 2 – May 29	23,662	$33.48	23,662	—
May 30 – June 26	21,192	$34.96	21,192	$2,557,876
June 27 – July 31	85,770	$36.17	85,770	$3,042,457
Total	130,624	$35.49	130,624

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the six months ended July 31, 2016, Holdings retired 319,093 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $9 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 6, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 6, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer