Form 10-Q
period 2016-10-30
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2016-12-06
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2016

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

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of December 2, 2016:

HD Supply Holdings, Inc.	201,276,090 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net Sales	$2,008	$1,942	$5,805	$5,539
Cost of sales	1,325	1,294	3,833	3,684
Gross Profit	683	648	1,972	1,855
Operating expenses:
Selling, general and administrative	424	391	1,239	1,164
Depreciation and amortization	24	26	71	81
Restructuring	4	4	16	4
Total operating expenses	452	421	1,326	1,249
Operating Income	231	227	646	606
Interest expense	65	99	219	311
Loss on extinguishment & modification of debt	59	100	174	100
Other (income) expense, net	—	—	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	107	28	253	194
Provision (benefit) for income taxes	43	13	101	(159)
Income from Continuing Operations	64	15	152	353
Income (Loss) from discontinued operations, net of tax	(4)	235	(8)	248
Net Income	$60	$250	$144	$601
Other comprehensive income (loss) — foreign currency translation adjustment	(1)	18	1	16
Total Comprehensive Income	$59	$268	$145	$617

Weighted Average Common Shares Outstanding (thousands)
Basic	199,593	197,529	199,217	196,589
Diluted	202,007	201,546	201,786	201,354
Basic Earnings Per Share (1):
Income from Continuing Operations	$0.32	$0.08	$0.76	$1.80
Income (Loss) from Discontinued Operations	$(0.02)	$1.19	$(0.04)	$1.26
Net Income	$0.30	$1.27	$0.72	$3.06
Diluted Earnings Per Share (1):
Income from Continuing Operations	$0.32	$0.07	$0.75	$1.75
Income (Loss) from Discontinued Operations	$(0.02)	$1.17	$(0.04)	$1.23
Net Income	$0.30	$1.24	$0.71	$2.98

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$146	$269
Receivables, less allowance for doubtful accounts of $14 and $13	1,103	872
Inventories	888	770
Current assets of discontinued operations	—	43
Other current assets	39	29
Total current assets	2,176	1,983
Property and equipment, net	316	310
Goodwill	2,869	2,869
Intangible assets, net	116	127
Deferred tax asset	592	685
Non-current assets of discontinued operations	—	20
Other assets	18	22
Total assets	$6,087	$6,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681	$490
Accrued compensation and benefits	124	142
Current installments of long-term debt	14	9
Current liabilities of discontinued operations	—	30
Other current liabilities	175	200
Total current liabilities	994	871
Long-term debt, excluding current installments	4,083	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	108	98
Total liabilities	5,185	5,272
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 201.1 million and 200.1 million shares issued and outstanding at October 30, 2016 and January 31, 2016, respectively	2	2
Paid-in capital	3,948	3,909
Accumulated deficit	(3,021)	(3,150)
Accumulated other comprehensive loss	(15)	(16)
Treasury stock, at cost, 0.34 million and 0.06 million shares at October 30, 2016 and January 31, 2016, respectively	(12)	(1)
Total stockholders’ equity	902	744
Total liabilities and stockholders’ equity	$6,087	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 30, 2016	November 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144	$601
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	106
Provision for uncollectibles	5	5
Non-cash interest expense	13	18
Payments of discounts upon extinguishment of debt	—	(12)
Loss on extinguishment & modification of debt	174	100
Stock-based compensation expense	15	14
Deferred income taxes	93	(15)
(Gain) loss on sales of businesses, net	7	(186)
Other	(2)	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(236)	(248)
(Increase) decrease in inventories	(119)	(124)
(Increase) decrease in other current assets	—	4
Increase (decrease) in accounts payable and accrued liabilities	134	93
Increase (decrease) in other long-term liabilities	—	(181)
Net cash provided by (used in) operating activities	304	173
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59)	(61)
Proceeds from sales of property and equipment	2	2
Proceeds from sales of businesses, net	28	810
Net cash provided by (used in) investing activities	(29)	751
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	23	55
Purchase of treasury shares	(24)	(51)
Borrowings of long-term debt	1,547	287
Repayments of long-term debt	(2,435)	(1,150)
Borrowings on long-term revolver debt	510	784
Repayments on long-term revolver debt	—	(850)
Debt issuance and modification fees	(19)	(6)
Other financing activities	(1)	1
Net cash provided by (used in) financing activities	(399)	(930)
Effect of exchange rates on cash and cash equivalents	1	(2)
Increase (decrease) in cash and cash equivalents	$(123)	$(8)
Cash and cash equivalents at beginning of period	269	85
Cash and cash equivalents at end of period	$146	$77

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net Sales	$2,008	$1,942	$5,805	$5,539
Cost of sales	1,325	1,294	3,833	3,684
Gross Profit	683	648	1,972	1,855
Operating expenses:
Selling, general and administrative	424	391	1,239	1,164
Depreciation and amortization	24	26	71	81
Restructuring	4	4	16	4
Total operating expenses	452	421	1,326	1,249
Operating Income	231	227	646	606
Interest expense	65	99	219	311
Loss on extinguishment & modification of debt	59	100	174	100
Other (income) expense, net	—	—	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	107	28	253	194
Provision (benefit) for income taxes	43	13	101	(159)
Income from Continuing Operations	64	15	152	353
Income (Loss) from discontinued operations, net of tax	(4)	235	(8)	248
Net Income	$60	$250	$144	$601
Other comprehensive income (loss)— foreign currency translation adjustment	(1)	18	1	16
Total Comprehensive Income	$59	$268	$145	$617

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$144	$266
Receivables, less allowance for doubtful accounts of $14 and $13	1,103	872
Inventories	888	770
Current assets of discontinued operations	—	43
Other current assets	39	29
Total current assets	2,174	1,980
Property and equipment, net	316	310
Goodwill	2,869	2,869
Intangible assets, net	116	127
Deferred tax asset	592	685
Non-current assets of discontinued operations	—	20
Other assets	18	22
Total assets	$6,085	$6,013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$681	$490
Accrued compensation and benefits	124	142
Current installments of long-term debt	14	9
Current liabilities of discontinued operations	—	30
Other current liabilities	174	199
Total current liabilities	993	870
Long-term debt, excluding current installments	4,083	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	108	98
Total liabilities	5,184	5,271
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at October 30, 2016 and January 31, 2016	—	—
Paid-in capital	3,801	3,786
Accumulated deficit	(2,885)	(3,028)
Accumulated other comprehensive loss	(15)	(16)
Total stockholder’s equity	901	742
Total liabilities and stockholder’s equity	$6,085	$6,013

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 30, 2016	November 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144	$601
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	106
Provision for uncollectibles	5	5
Non-cash interest expense	13	18
Payment of discount upon extinguishment of debt	—	(12)
Loss on extinguishment & modification of debt	174	100
Stock-based compensation expense	15	14
Deferred income taxes	93	(15)
(Gain) loss on sales of businesses, net	7	(186)
Other	(2)	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(236)	(248)
(Increase) decrease in inventories	(119)	(124)
(Increase) decrease in other current assets	—	4
Increase (decrease) in accounts payable and accrued liabilities	134	93
Increase (decrease) in other long-term liabilities	—	(181)
Net cash provided by (used in) operating activities	304	173
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59)	(61)
Proceeds from sales of property and equipment	2	2
Proceeds from sales of businesses, net	28	810
Net cash provided by (used in) investing activities	(29)	751
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,547	287
Repayments of long-term debt	(2,435)	(1,150)
Borrowings on long-term revolver debt	510	784
Repayments on long-term revolver debt	—	(850)
Debt issuance and modification fees	(19)	(6)
Other financing activities	(1)	1
Net cash provided by (used in) financing activities	(398)	(934)
Effect of exchange rates on cash and cash equivalents	1	(2)
Increase (decrease) in cash and cash equivalents	$(122)	$(12)
Cash and cash equivalents at beginning of period	266	85
Cash and cash equivalents at end of period	$144	$73

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

HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial - White Cap. In addition to the reportable segments, the consolidated financial statements include an operating segment, Home Improvement Solutions, and Corporate, which is comprised of enterprise-wide functional departments.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended October 30, 2016 (“third quarter 2016”) and November 1, 2015 (“third quarter 2015”) both include 13 weeks. The nine months ended October 30, 2016 and November 1, 2015 both include 39 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability and workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At October 30, 2016 and January 31, 2016, self-insurance reserves totaled approximately $85 million and $84 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

In May 2016, the Company completed the sale of its Interior Solutions business. Including the final working capital settlement in September 2016, the Company received cash proceeds of approximately $26 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $10 million pre-tax loss.

In October 2015, the Company completed the sale of its Power Solutions business. Including the final working capital settlement in May 2016, the Company received cash proceeds of approximately $812 million, net of $16 million of transaction costs. As a result of the sale, the Company recorded a $189 million pre-tax gain.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net sales	$—	$437	$85	$1,592
Cost of sales	—	365	64	1,335
Gross Profit	—	72	21	257
Operating expenses:
Selling, general and administrative	—	56	23	204
Depreciation and amortization	—	5	1	20
Total operating expenses	—	61	24	224
Operating Income (Loss)	—	11	(3)	33
(Gain) loss on sales of discontinued operations	4	(186)	7	(186)
Other (income) expense, net	—	3	—	3
Income (loss) before provision for income taxes	(4)	194	(10)	216
Provision (benefit) for income taxes	—	(41)	(2)	(32)
Income (loss) from discontinued operations, net of tax	$(4)	$235	$(8)	$248

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At October 30, 2016 and January 31, 2016, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	October 30, 2016	January 31, 2016
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $1	$—	$31
Inventories	—	12
Total current assets	—	43
Intangible assets, net	—	3
Other non-current assets	—	17
Total assets of discontinued operations	$—	$63

Current Liabilities:
Accounts payable	$—	$19
Accrued compensation and benefits	—	2
Other current liabilities	—	9
Total current liabilities	—	30
Other non-current liabilities	—	1
Total liabilities of discontinued operations	$—	$31

The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Nine Months Ended
	October 30, 2016	November 1, 2015
Net cash flows provided by (used in) operating activities	$(3)	$31
Cash flows from investing activities:
Capital expenditures	(1)	(3)
Proceeds from sales of businesses, net	28	810
Net cash flows provided by (used in) investing activities	$27	$807

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DEBT

HDS’s long-term debt as of October 30, 2016 and January 31, 2016 consisted of the following (dollars in millions):

	October 30, 2016		January 31, 2016
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$510	2.19	$—	—
Term Loans due 2021	—	—	848	3.75
Term B-1 Loans due 2021	842	3.59	—	—
Term B-2 Loans due 2023	550	3.63	—	—
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	—	—
October 2012 Senior Unsecured Notes due 2020	—	—	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	—	—	1,275	7.50
Total gross long-term debt	$4,152		$4,373
Less unamortized discount	(12)		(11)
Less unamortized deferred financing costs	(43)		(51)
Total net long-term debt	$4,097		$4,311
Less current installments	(14)		(9)
Total net long-term debt, excluding current installments	$4,083		$4,302

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

On October 14, 2016, HDS entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility, as defined below. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) eliminate its London Interbank Offered Rate (“LIBOR”) floor by means of a replacement tranche that replaced all of the Company’s outstanding term loans in an aggregate principal amount of approximately $842 million (the “Term B-1 Loans”) and (ii) issue a new tranche of term loans in an aggregate principal amount of $550 million (the “Term B-2 Loans”).

Pursuant to the Fourth Amendment, the Term B-1 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term B-1 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the replaced tranche with the balance payable on the maturity date, August 13, 2021.

The Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term Loan Facility allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.  The Term B-2 Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

On October 17, 2016, HDS used the proceeds from the Term B-2 Loans, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of the 7.5% Senior Unsecured Notes due 2020 (the “February 2013 Senior Unsecured Notes”), and pay a $48 million premium in accordance with the terms of the indenture governing such notes. As a result, the Company incurred a $59 million loss on extinguishment of the debt, which includes the $48 million premium and write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

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

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility due 2018 (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of October 30, 2016, HDS had $960 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $364 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans (as defined in the Senior ABL Facility agreement) and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on the Average Daily Used Percentage (as defined in the agreement).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on June 28, 2018 (or the maturity date under HDS’s Term Loan Facility, if earlier).

Senior Secured Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,392 million, comprised of two tranches, Term B-1 Loans and Term B-2 Loans, with aggregate principal amounts of $842 million and $550 million, respectively. Term B-1 Loans will mature on August 13, 2021 (the ‘‘Term B-1 Loans Maturity Date’’) and Term B-2 Loans will mature on October 17, 2023 (the “Term B-2 Loans Maturity Date”). Both Term B-1 Loans and Term B-2 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective Maturity Dates. Both Term B-1 Loans and Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The Term Loan Facility

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.

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

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS issued $1,000 million aggregate principal amount of 5.75% Senior Notes (“April 2016 Senior Unsecured Notes”) under an Indenture, dated as of April 11, 2016 (“April 2016 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors and the Trustee. The April 2016 Senior Unsecured Notes bear interest at a rate of 5.75% per annum and will mature on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year.

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

11.5% Senior Unsecured Notes due 2020

HDS’s October 2012 Senior Unsecured Notes bore interest at 11.5% per annum with a maturity date of July 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the April 27, 2016 redemption of all of the outstanding $1,000 million aggregate principal amount of the October 2012 Senior Unsecured Notes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.5% Senior Unsecured Notes due 2020

HDS’s February 2013 Senior Unsecured Notes bore interest at 7.5% per annum with a maturity date of July 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the redemption on October 17, 2016 of all the outstanding $1,275 million aggregate principal of the February 2013 Senior Unsecured Notes.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of October 30, 2016, HDS was in compliance with all such covenants that were in effect on such date.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of October 30, 2016 and January 31, 2016 (amounts in millions):

	As of October 30, 2016		As of January 31, 2016
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$510	$502	$—	$—
Term Loans and Notes	3,642	3,773	4,373	4,560
Total	$4,152	$4,275	$4,373	$4,560

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

NOTE 5 — INCOME TAXES

For the nine months ended October 30, 2016, the Company’s combined federal, state, and foreign effective tax rate is an expense of 39.9%. The effective rate for continuing operations for the nine months ended November 1, 2015 was a benefit of 82.0%, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of the Company’s tentative settlement with the Internal Revenue Service’s Office of Appeals in conjunction with a Revenue Agent’s Report issued in January 2013. For additional information, please refer to the Notes to Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 31, 2016.

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

As of January 31, 2016, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $9 million. As of October 30, 2016, the Company’s unrecognized tax benefits increased by $1 million to $10 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 31, 2016 was zero and remained unchanged as of October 30, 2016.  At October 30, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $4 million and $6 million, respectively. Each reporting period management assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6 — BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 30, 2016 and November 1, 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Weighted-average common shares	199,593	197,529	199,217	196,589
Effect of potentially dilutive stock plan securities	2,414	4,017	2,569	4,765
Diluted weighted-average common shares	202,007	201,546	201,786	201,354
Stock plan securities excluded from dilution (1)	1,327	49	1,885	719

(1)   Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ stock-based compensation plans.

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables consisted of the following (amounts in millions):

	October 30, 2016	January 31, 2016
Trade receivables, net of allowance for doubtful accounts	$1,006	$784
Vendor rebate receivables	87	76
Other receivables	10	12
Total receivables, net	$1,103	$872

Other Current Liabilities

Other current liabilities consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	October 30, 2016	January 31, 2016	October 30, 2016	January 31, 2016
Accrued interest	$30	$73	$30	$73
Accrued non-income taxes	45	30	45	30
Other	100	97	99	96
Total other current liabilities	$175	$200	$174	$199

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 30, 2016 and November 1, 2015 was $249 million and $354 million, respectively.

Cash paid for income taxes, net of refunds, in the nine months ended October 30, 2016 and November 1, 2015 was approximately $12 million and $14 million, respectively.

Significant Non-Cash Transactions

During the nine months ended October 30, 2016, Holdings retired 449,717 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $14 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

NOTE 8 — RESTRUCTURING ACTIVITIES

During the fourth quarter of fiscal 2015 in conjunction with the sale of the Power Solutions business unit, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. Initially, the Company expected to incur approximately $10 million to $20 million of restructuring charges under the plan.  During first quarter fiscal 2016, the Company accelerated and expanded the restructuring plan. As a result, the Company now expects to incur a total of approximately $25 million to $30 million of restructuring charges under the restructuring plan, which is expected to be complete in fiscal 2016 and deliver a payback of approximately two years via a reduction in costs.

During the three and nine months ended October 30, 2016, the Company’s activities under this restructuring plan resulted in restructuring charges of $4 million and $16 million, respectively, of which $2 million and $11 million, respectively, was incurred at the Facilities Maintenance business. During fiscal 2015, the Company incurred $9 million of restructuring charges under this plan. The Company expects to incur up to an additional $5 million of restructuring charges over the next three months primarily for severance, relocation and related costs.

The following table presents the activity for the liability balance, included in Other current liabilities in the Consolidated Balance Sheets (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—January 31, 2016	$6	$1	$7
Charges	5	11	16
Cash payments	(8)	(11)	(19)
Balance—October 30, 2016	$3	$1	$4

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

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial — White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended October 30, 2016
Net sales	$724	$733	$499	$52	$2,008
Adjusted EBITDA	140	74	60	(10)	264
Depreciation(1) & Software Amortization	8	2	6	5	21
Other Intangible Amortization	1	1	1	1	4

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Facilities Maintenance	Waterworks	Construction & Industrial — White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended November 1, 2015
Net sales	$716	$705	$472	$49	$1,942
Adjusted EBITDA	149	70	51	(7)	263
Depreciation(1) & Software Amortization	11	3	6	4	24
Other Intangible Amortization	1	1	1	1	4
Nine Months Ended October 30, 2016
Net sales	$2,142	$2,071	$1,435	$157	$5,805
Adjusted EBITDA	425	192	163	(28)	752
Depreciation(1) & Software Amortization	23	7	20	14	64
Other Intangible Amortization	4	2	1	4	11
Nine Months Ended November 1, 2015
Net sales	$2,084	$1,977	$1,334	$144	$5,539
Adjusted EBITDA	427	181	130	(29)	709
Depreciation(1) & Software Amortization	34	8	19	13	74
Other Intangible Amortization	4	2	1	4	11

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Total Adjusted EBITDA	$264	$263	$752	$709
Depreciation and amortization(1)	25	28	75	85
Stock-based compensation	4	4	15	14
Restructuring	4	4	16	4
Operating income	231	227	646	606
Interest expense, net	65	99	219	311
Loss on extinguishment & modification of debt(2)	59	100	174	100
Other (income) expense, net(3)	—	—	—	1
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	107	28	253	194
Provision (benefit) for income taxes	43	13	101	(159)
Income from continuing operations	64	15	152	353
Less: Income (loss) from discontinued operations, net of tax	(4)	235	(8)	248
Net income	$60	$250	$144	$601

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

NOTE 11 — SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding December 2014 First Priority Notes and April 2016 Senior Unsecured Notes (collectively the “Notes”), which are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HDS that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

The Debt Issuer’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors and all guarantees are full and unconditional.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,976	$32	$—	$2,008
Cost of sales	—	1,308	17	—	1,325
Gross Profit	—	668	15	—	683
Operating expenses:
Selling, general and administrative	19	394	11	—	424
Depreciation and amortization	4	20	—	—	24
Restructuring	2	2	—	—	4
Total operating expenses	25	416	11	—	452
Operating Income (Loss)	(25)	252	4	—	231
Interest expense	69	61	1	(66)	65
Interest (income)	(61)	(5)	—	66	—
Net (earnings) loss of equity affiliates	(198)	—	—	198	—
Loss on extinguishment & modification of debt	59	—	—	—	59
Income (Loss) from Continuing Operations Before Provision for Income Taxes	106	196	3	(198)	107
Provision for income taxes	42	1	—	—	43
Income (Loss) from Continuing Operations	64	195	3	(198)	64
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)
Net Income (Loss)	$60	$195	$3	$(198)	$60
Other comprehensive income (loss) —foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$59	$195	$2	$(197)	$59

	Three Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,912	$31	$(1)	$1,942
Cost of sales	—	1,278	17	(1)	1,294
Gross Profit	—	634	14	—	648
Operating expenses:
Selling, general and administrative	18	362	11	—	391
Depreciation and amortization	4	22	—	—	26
Restructuring	—	4	—	—	4
Total operating expenses	22	388	11	—	421
Operating Income (Loss)	(22)	246	3	—	227
Interest expense	100	61	—	(62)	99
Interest (income)	(61)	(1)	—	62	—
Net (earnings) loss of equity affiliates	(198)	—	—	198	—
Loss on extinguishment & modification of debt	100	—	—	—	100
Income (Loss) from Continuing Operations Before Provision for Income Taxes	37	186	3	(198)	28
Provision for income taxes	9	—	4	—	13
Income (Loss) from Continuing Operations	28	186	(1)	(198)	15
Income (loss) from discontinued operations, net of tax	222	15	(2)	—	235
Net Income (Loss)	$250	$201	$(3)	$(198)	$250
Other comprehensive income (loss)—foreign currency translation adjustment	18	—	18	(18)	18
Total Comprehensive Income (Loss)	$268	$201	$15	$(216)	$268

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$5,712	$94	$(1)	$5,805
Cost of sales	—	3,783	51	(1)	3,833
Gross Profit	—	1,929	43	—	1,972
Operating expenses:
Selling, general and administrative	59	1,147	33	—	1,239
Depreciation and amortization	10	60	1	—	71
Restructuring	4	12	—	—	16
Total operating expenses	73	1,219	34	—	1,326
Operating Income (Loss)	(73)	710	9	—	646
Interest expense	231	182	1	(195)	219
Interest (income)	(182)	(13)	—	195	—
Net (earnings) loss of equity affiliates	(543)	—	—	543	—
Loss on extinguishment & modification of debt	174	—	—	—	174
Income (Loss) from Continuing Operations Before Provision for Income Taxes	247	541	8	(543)	253
Provision for income taxes	97	2	2	—	101
Income (Loss) from Continuing Operations	150	539	6	(543)	152
Loss from discontinued operations, net of tax	(6)	(2)	—	—	(8)
Net Income (Loss)	$144	$537	$6	$(543)	$144
Other comprehensive income (loss) —foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$145	$537	$7	$(544)	$145

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$5,447	$94	$(2)	$5,539
Cost of sales	—	3,635	50	(1)	3,684
Gross Profit	—	1,812	44	(1)	1,855
Operating expenses:
Selling, general and administrative	60	1,070	35	(1)	1,164
Depreciation and amortization	11	69	1	—	81
Restructuring	—	4	—	—	4
Total operating expenses	71	1,143	36	(1)	1,249
Operating Income (Loss)	(71)	669	8	—	606
Interest expense	315	182	—	(186)	311
Interest (income)	(182)	(4)	—	186	—
Net (earnings) loss of equity affiliates	(519)	—	—	519	—
Loss on extinguishment & modification of debt	100	—	—	—	100
Other (income) expense, net	1	—	—	—	1
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	214	491	8	(519)	194
Provision (benefit) for income taxes	(165)	2	4	—	(159)
Income (Loss) from Continuing Operations	379	489	4	(519)	353
Income from discontinued operations, net of tax	222	20	6	—	248
Net Income (Loss)	$601	$509	$10	$(519)	$601
Other comprehensive income (loss) —foreign currency translation adjustment	16	—	16	(16)	16
Total Comprehensive Income (Loss)	$617	$509	$26	$(535)	$617

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$104	$21	$19	$—	$144
Receivables, net	2	1,082	19	—	1,103
Inventories	—	870	18	—	888
Intercompany receivables	—	1	—	(1)	—
Other current assets	18	20	1	—	39
Total current assets	124	1,994	57	(1)	2,174
Property and equipment, net	69	245	2	—	316
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	114	2	—	116
Deferred tax asset	665	—	3	(76)	592
Investment in subsidiaries	2,651	—	—	(2,651)	—
Intercompany notes receivable	2,192	527	—	(2,719)	—
Other assets	15	3	—	—	18
Total assets	$5,716	$5,752	$64	$(5,447)	$6,085
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$11	$657	$13	$—	$681
Accrued compensation and benefits	37	84	3	—	124
Current installments of long-term debt	14	—	—	—	14
Intercompany payables	—	—	1	(1)	—
Other current liabilities	55	113	6	—	174
Total current liabilities	117	854	23	(1)	993
Long-term debt, excluding current installments	4,083	—	—	—	4,083
Deferred tax liabilities	—	76	—	(76)	—
Intercompany notes payable	527	2,192	—	(2,719)	—
Other liabilities	88	18	2	—	108
Total liabilities	4,815	3,140	25	(2,796)	5,184
Stockholder’s equity	901	2,612	39	(2,651)	901
Total liabilities and stockholder’s equity	$5,716	$5,752	$64	$(5,447)	$6,085

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$355	$(54)	$3	$—	$304
Cash flows from investing activities
Capital expenditures	(14)	(45)	—	—	(59)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from sale of a business, net	28	—	—	—	28
Proceeds from (payments of) intercompany notes	—	101	—	(101)	—
Net cash flows from investing activities	$14	$58	$—	$(101)	$(29)

Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(101)	—	—	101	—
Borrowings of long-term debt	1,547	—	—	—	1,547
Repayments of long-term debt	(2,435)	—	—	—	(2,435)
Borrowings of long-term revolver debt	510	—	—	—	510
Debt issuance and modification fees	(19)	—	—	—	(19)
Other financing activities	—	(1)	—	—	(1)
Net cash flows from financing activities	(498)	(1)	—	101	(398)
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$(129)	$3	$4	$—	$(122)
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$104	$21	$19	$—	$144

	Nine Months Ended November 1, 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$130	$29	$14	$—	$173
Cash flows from investing activities
Capital expenditures	(9)	(52)	—	—	(61)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from sale of a business, net	810	—	—	—	810
Proceeds from (payments of) intercompany notes	—	16	—	(16)	—
Investments in equity affiliates — Return of capital	34	—	—	(34)	—
Net cash flows from investing activities	$835	$(34)	$—	$(50)	$751
Cash flows from financing activities
Equity contribution (return of capital)	—	(2)	(32)	34	—
Borrowings of (repayments of) intercompany notes	(16)	—	—	16	—
Borrowings of long-term debt	287	—	—	—	287
Repayments of long-term debt	(1,150)	—	—	—	(1,150)
Borrowings on long-term revolver	784	—	—	—	784
Repayments on long-term revolver	(850)	—	—	—	(850)
Debt issuance and modification fees	(6)	—	—	—	(6)
Other financing activities	1	—	—	—	(1)
Net cash flows from financing activities	(950)	(2)	(32)	50	(934)
Effect of exchange rates on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash & cash equivalents	$15	$(7)	$(20)	$—	$(12)
Cash and cash equivalents at beginning of period	28	25	32	—	85
Cash and cash equivalents at end of period	$43	$18	$12	$—	$73

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Cash Flows — In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting ASU 2016-16.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Stock Compensation — In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

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

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”), amended by ASU No. 2016-10, “Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU No. 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amended guidance outlines

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

NOTE 13 — SUBSEQUENT EVENT

On November 28, 2016, the Company closed on the sale of the former Facilities Maintenance corporate building in San Diego, California. The Company received approximately $30 million in cash proceeds, net of transaction fees, and expects to record an estimated gain on sale of approximately $10 million.

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

Discontinued operations

In May 2016, the Company completed the sale of its Interior Solutions business. Including the final working capital settlement in September 2016, the Company received cash proceeds of approximately $26 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $10 million pre-tax loss.

In October 2015, the Company completed the sale of its Power Solutions business. Including the final working capital settlement in May 2016, the Company received cash proceeds of approximately $812 million, net of $16 million of transaction costs. As a results of the sale, the Company recorded a $189 million pre-tax gain.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 29, 2017 (“fiscal 2016”) and January 31, 2016 (“fiscal 2015”) both include 52 weeks.  The three months ended October 30, 2016 (“third quarter 2016”) and November 1, 2015 (“third quarter 2015”) both include 13 weeks. The nine months ended October 30, 2016 and November 1, 2015 both include 39 weeks.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net income	$60	$250	$144	$601
Less income (loss) from discontinued operations, net of tax	(4)	235	(8)	248
Income from continuing operations	64	15	152	353
Interest expense, net	65	99	219	311
Provision (benefit) for income taxes (1)	43	13	101	(159)
Depreciation and amortization (2)	25	28	75	85
Loss on extinguishment & modification of debt (3)	59	100	174	100
Restructuring charges (4)	4	4	16	4
Stock-based compensation	4	4	15	14
Costs related to public offerings (5)	—	—	—	1
Adjusted EBITDA	$264	$263	$752	$709

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net income	$60	$250	$144	$601
Less income (loss) from discontinued operations, net of tax	(4)	235	(8)	248
Income from continuing operations	64	15	152	353
Plus: Provision (benefit) for income taxes (1)	43	13	101	(159)
Less: Cash income taxes	(6)	(5)	(12)	(14)
Plus: Amortization of acquisition-related intangible assets (other than software)	4	4	11	11
Plus: Loss on extinguishment & modification of debt (2)	59	100	174	100
Restructuring charges (3)	4	4	16	4
Costs related to public offerings (4)	—	—	—	1
Adjusted Net Income	$168	$131	$442	$296

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

(4)         Represents the costs expensed in connection with secondary offerings of Holdings’ common stock by certain of Holdings’ stockholders.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	October 30, 2016	November 1, 2015	Increase (Decrease)	October 30, 2016	November 1, 2015	Increase (Decrease)
Net Sales	$2,008	$1,942	3.4%	$5,805	$5,539	4.8%
Gross Profit	683	648	5.4	1,972	1,855	6.3
Operating expenses:
Selling, general and administrative	424	391	8.4	1,239	1,164	6.4
Depreciation and amortization	24	26	(7.7)	71	81	(12.3)
Restructuring charges	4	4	*	16	4	*
Total operating expenses	452	421	7.4	1,326	1,249	6.2
Operating Income	231	227	1.8	646	606	6.6
Interest expense	65	99	(34.3)	219	311	(29.6)
Loss on extinguishment & modification of debt	59	100	(41.0)	174	100	74.0
Other (income) expense, net	—	—	*	—	1	*
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	107	28	*	253	194	30.4
Provision (benefit) for income taxes	43	13	*	101	(159)	*
Income from Continuing Operations	64	15	*	152	353	(56.9)
Income (loss) from discontinued operations, net of tax	(4)	235	*	(8)	248	*
Net Income	$60	$250	(76.0)	$144	$601	(76.0)
Non-GAAP financial data:
Adjusted EBITDA	$264	$263	0.4	$752	$709	6.1
Adjusted net income	$168	$131	28.2	$442	$296	49.3

* Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	October 30, 2016	November 1, 2015	Increase (Decrease)	October 30, 2016	November 1, 2015	Increase (Decrease)
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	34.0	33.4	60	34.0	33.5	50
Operating expenses:
Selling, general and administrative	21.1	20.1	100	21.3	21.0	30
Depreciation and amortization	1.2	1.3	(10)	1.2	1.5	(30)
Restructuring charges	0.2	0.3	(10)	0.4	0.1	30
Total operating expenses	22.5	21.7	80	22.9	22.6	30
Operating Income	11.5	11.7	(20)	11.1	10.9	20
Interest expense	3.2	5.1	(190)	3.8	5.6	(180)
Loss on extinguishment & modification of debt	3.0	5.2	(220)	2.9	1.8	110
Other (income) expense, net	—	—	*	—	—	*
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	5.3	1.4	390	4.4	3.5	90
Provision (benefit) for income taxes	2.1	0.6	150	1.8	(2.9)	470
Income from Continuing Operations	3.2	0.8	240	2.6	6.4	(380)
Income (loss) from discontinued operations, net of tax	(0.2)	12.1	*	(0.1)	4.5	(460)
Net Income	3.0	12.9	(990)	2.5	10.9	(840)
Non-GAAP financial data:
Adjusted EBITDA	13.1	13.5	(40)	13.0	12.8	20
Adjusted net income	8.4	6.7	170	7.6	5.3	230

* Not meaningful

Highlights

Net sales in third quarter 2016 increased $66 million, or 3.4%, as compared to third quarter 2015. Each of our three reportable segments realized increases in Net sales. Operating income in third quarter 2016 increased $4 million, or 1.8%, as compared to third quarter 2015. Net income in third quarter 2016 decreased $190 million, to $60 million as compared to third quarter 2015. Adjusted EBITDA in third quarter 2016 increased $1 million, or 0.4%, as compared to third quarter 2015. Adjusted net income in third quarter 2016 increased $37 million, or 28.2%, as compared to third quarter 2015 as a result of the improvement in operating income and decline in interest expense. As of October 30, 2016, our total liquidity was $873 million. See “Liquidity and Capital Resources — External Financing” for further information.

In May 2016, the Company completed the sale of its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. Including the final working capital settlement in September 2016, the Company received cash proceeds of approximately $26 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $10 million pre-tax loss, reflected in Income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Operations.

For additional information, see “Note 2, Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

As a result of the sale of the Power Solutions business unit in October 2015, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015, we initiated a restructuring plan to strategically align our leadership and functional support teams. Initially, we expected to incur approximately $10 million to $20 million of restructuring charges under the plan.  During first quarter fiscal 2016, we accelerated and expanded the restructuring plan. As a result, we now expect to incur a total of approximately $25 million to $30 million of restructuring charges under the restructuring plan, which we expect to complete in fiscal 2016 and deliver a payback of approximately two years via a reduction in costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

During the three and nine months ended October 30, 2016, our activities under this restructuring plan resulted in restructuring charges of $4 million and $16 million, respectively, of which $2 million and $11 million, respectively, was incurred at the Facilities Maintenance business. During fiscal 2015, we incurred $9 million of restructuring charges under this plan. We expect to incur an up to an additional $5 million of restructuring charges over the next three months primarily for severance, relocation and related costs. For additional information, see “Note 8, Restructuring Activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in third quarter 2016 increased $66 million, or 3.4%, compared to third quarter 2015, and $266 million, or 4.8%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

Each of our reportable segments experienced an increase in Net sales in third quarter 2016 and in the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015. The Net sales increases were primarily due to growth initiatives at each of our businesses and increases in market volume. Growth initiatives contributed approximately $30 million and $138 million in third quarter 2016 and the first nine months of fiscal 2016, respectively. The Net sales increase during the first nine of months of fiscal 2016 was partially offset by the impact of an unfavorable Canadian exchange rate, resulting in a $3 million reduction to Net sales.

Gross profit

Gross profit increased $35 million, or 5.4%, during third quarter 2016 as compared to third quarter 2015 and $117 million, or 6.3%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

Each of our reportable segments experienced an increase in Gross profit in third quarter 2016 and the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015. The Gross profit increases, in both periods, were primarily due to sales growth from initiatives and increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 60 basis points to 34.0% in third quarter 2016 as compared to 33.4% in third quarter 2015 and increased approximately 50 basis points to 34.0% in the first nine months of fiscal 2016 as compared to 33.5% in the first nine months of fiscal 2015. The improvement in gross margin in both periods was primarily driven by our category management initiatives, partially offset by the competitive environment.

Operating expenses

Operating expenses increased $31 million, or 7.4%, during third quarter 2016 as compared to third quarter 2015 and increased $77 million, or 6.2%, during the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

Selling, general and administrative expenses increased $33 million, or 8.4%, in third quarter 2016 as compared to third quarter 2015 and increased $75 million, or 6.4%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume, increased investments in growth initiatives, primarily additional personnel, increased healthcare costs, and supply chain investments at Facilities Maintenance. Depreciation and amortization expense decreased $2 million, or 7.7%, in third quarter 2016 as compared to third quarter 2015 and $10 million, or 12.3%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was primarily due to timing of in-service projects. In addition, restructuring charges were flat in third quarter 2016 as compared to third quarter 2015 and increased $12 million in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015 as the Company continued restructuring activities to strategically align its workforce, initiated during the fourth quarter of fiscal 2015 in conjunction with the sale of Power Solutions.

Operating expenses as a percentage of Net sales increased approximately 80 basis points to 22.5% in third quarter 2016 and increased approximately 30 basis points to 22.9% in the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015. Selling, general and administrative expenses as a percentage of Net sales increased approximately 100 basis points to 21.1% in third quarter 2016 as compared to third quarter 2015 and increased approximately 30 basis points to 21.3% as compared to the first nine months of fiscal 2015. The increase in both periods was primarily a result of the increased investments in growth initiatives, increased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

healthcare costs, and supply chain corrective action at Facilities Maintenance, partially offset by the decline in depreciation and amortization expense.

Operating income

Operating income increased $4 million, or 1.8%, during third quarter 2016 as compared to third quarter 2015 and $40 million, or 6.6%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The improvement in both periods was primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

Operating income as a percentage of Net sales decreased approximately 20 basis points during third quarter 2016 as compared to third quarter 2015 and increased approximately 20 basis points during the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in third quarter 2016 as compared to third quarter 2015 was primarily due to an increase in Selling, general & administrative expenses, partially offset by improvements in gross margin. The improvement in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015 was driven primarily by improvements in gross margins offset by the increase in Selling, general & administrative expenses.

Interest expense

Interest expense decreased $34 million, or 34.3%, during third quarter 2016 as compared to third quarter 2015 and $92 million, or 29.6%, during the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions in fiscal 2016 and fiscal 2015, and a lower average outstanding balance as we continue to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

Loss on extinguishment & modification of debt

During third quarter 2016 and the first nine months of fiscal 2016, our debt refinancing and redemption activities resulted in charges of $59 million and $174 million, respectively, recorded in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 17, 2016, HDS redeemed all of the outstanding $1,275 million aggregate principal of the 7.5% Senior Unsecured Notes due 2020 (the “February 2013 Senior Unsecured Notes”), incurring a $59 million loss on extinguishment of debt, which included a $48 million premium payment and a write-off of $11 million of unamortized deferred financing costs.

On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020 (the “October 2012 Senior Unsecured Notes”) incurring a $115 million loss on extinguishment of debt, which included a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs.

During third quarter 2015 and the first nine months of fiscal 2015, our debt refinancing and redemption activities resulted in charges of $100 million. These charges were recorded in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 13, 2015, HDS redeemed all of the outstanding $675 million aggregate principal of its April 2012 Second Priority Notes incurring an $80 million loss on extinguishment of debt, which included a $72 million make-whole premium payment and a write-off of $8 million of unamortized deferred financing costs.

On August 13, 2015, HDS amended its Term Loan Facility to reduce the applicable margin for borrowing by 25 basis points, with the London Interbank Offered Rate (“LIBOR”) floor to remain at 1.00%. The amendment also extended the maturity of the Term Loans by approximately three years to August 13, 2021. As a result of the amendment, the Company recorded a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs for the portion of the amendment considered an extinguishment in accordance with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in third quarter 2016 was an expense of $43 million compared to a $13 million expense in third quarter 2015. The provision for income taxes in the first nine months of fiscal 2016 was an expense of $101 million compared to a $159 million benefit in the first nine months of fiscal 2015.

The effective rate for continuing operations for the third quarter and first nine months of fiscal 2016 was an expense of 40.2% and 39.9%, respectively. The effective rate for continuing operations for the third quarter and first nine months of fiscal 2015 was an expense of 46.4% and a benefit of 82.0%, respectively, mainly driven by a decrease of $189 million in the Company’s unrecognized U.S. federal and state tax benefits related to the Joint Committee on Taxation’s February 19, 2015 approval and finalization of the Company’s tentative settlement with the Internal Revenue Service’s Office of Appeals in connection with a Revenue Agent’s Report issued in January 2013. For additional information, please refer to the Notes to Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 31, 2016. In addition, the Company’s rate for the third quarter and first nine months of fiscal 2015 was impacted by the utilization of deferred tax assets which had previously been subject to a valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.  At October 30, 2016 and January 31, 2016, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $4 million and $6 million, respectively.

Adjusted EBITDA

Adjusted EBITDA increased $1 million, or 0.4%, in third quarter 2016 as compared to third quarter 2015, and $43 million, or 6.1%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. Waterworks and Construction & Industrial — White Cap both experienced an increase in Adjusted EBITDA in third quarter 2016 and the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015. Facilities Maintenance experienced a decrease in Adjusted EBITDA in third quarter 2016 and the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015.

Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points to 13.1% in third quarter 2016 as compared to third quarter 2015 and increased approximately 20 basis points to 13.0% in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in the third quarter of fiscal 2016 was primarily due to an increase in Selling, general and administrative expenses, partially offset by improvement in gross profit. The increase in the first nine months of fiscal 2016 was primarily due to the increase in Gross margin partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income increased $37 million, or 28.2%, in third quarter 2016 as compared to third quarter 2015 and $146 million, or 49.3%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in Adjusted net income for both periods was attributable to the sales growth, improving gross margins, and lower interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
Dollars in millions	October 30, 2016	November 1, 2015	Increase (Decrease)		October 30, 2016	November 1, 2015	Increase (Decrease)
Net sales	$724	$716	1.1%		$2,142	$2,084	2.8%
Operating income	$129	$134	(3.7)%		$387	$386	0.3%
% of Net sales	17.8%	18.7%	(90	) bps	18.1%	18.5%	(40	) bps
Depreciation and amortization	9	12	(25.0)%		27	38	(28.9)%
Restructuring	2	3	(33.3)%		11	3		*
Adjusted EBITDA	$140	$149	(6.0)%		$425	$427	(0.5)%
% of Net sales	19.3%	20.8%	(150	) bps	19.8%	20.5%	(70	) bps

* Not meaningful

Net Sales

Net sales increased $8 million, or 1.1%, in third quarter 2016 as compared to third quarter 2015 and increased $58 million, or 2.8%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

The increase in Net sales was primarily due to growth initiatives. These growth initiatives consisted of investments in sales personnel, products, and technology aligned with our customers’ multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by suboptimal inventory forecasting, and certain operational and distribution challenges from the second half of fiscal 2015. Management implemented improvements within the supply chain; however, we expect the impact to continue into the fourth quarter of 2016.

Adjusted EBITDA

Adjusted EBITDA decreased $9 million, or 6.0%, in third quarter 2016 as compared to third quarter 2015 and $2 million, or 0.5%, in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

The decrease in both periods was primarily due to increased Selling, general and administrative expenses related to expenses incurred for supply chain investments and the hiring of additional associates to support the expanding business and future growth.

Adjusted EBITDA as a percentage of Net sales decreased approximately 150 basis points in third quarter 2016 as compared to third quarter 2015 and approximately 70 basis points in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in both periods was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to expenses incurred for supply chain corrective action.

Waterworks

	Three Months Ended				Nine Months Ended
Dollars in millions	October 30, 2016	November 1, 2015	Increase (Decrease)		October 30, 2016	November 1, 2015	Increase (Decrease)
Net sales	$733	$705	4.0%		$2,071	$1,977	4.8%
Operating income	$71	$65	9.2%		$182	$170	7.1%
% of Net sales	9.7%	9.2%	50	bps	8.8%	8.6%	20	bps
Depreciation and amortization	3	4	(25.0)%		9	10	(10.0)%
Restructuring	—	1		*	1	1		*
Adjusted EBITDA	$74	$70	5.7%		$192	$181	6.1%
% of Net sales	10.1%	9.9%	20	bps	9.3%	9.2%	10	bps

* Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Net Sales

Net sales increased $28 million, or 4.0%, in third quarter 2016 as compared to third quarter 2015 and increased $94 million, or 4.8%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015.

Growth initiatives, including meters, storm drainage, and treatment plants contributed to the increase in the third quarter and first nine months of fiscal 2016. Net sales was also positively impacted by higher sales volume due to end-market improvements, partially offset by a decline in Polyvinyl chlorides (“PVC”) pipe pricing.

Adjusted EBITDA

Adjusted EBITDA increased $4 million, or 5.7%, in third quarter 2016 as compared to third quarter 2015 and increased $11 million, or 6.1%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015.

The increase in the third quarter and first nine months of fiscal 2016, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses was primarily driven by personnel costs related to hiring additional associates to support growth initiatives, variable costs due to the increased volume, and inflation.

Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points in third quarter 2016 as compared to third quarter 2015 and approximately 10 basis points in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015. The increase in Adjusted EBITDA as a percentage of Net sales is the result of improvements in gross margin partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales, due to investing in growth initiatives.

Construction & Industrial — White Cap

	Three Months Ended				Nine Months Ended
Dollars in millions	October 30, 2016	November 1, 2015	Increase (Decrease)		October 30, 2016	November 1, 2015	Increase (Decrease)
Net sales	$499	$472	5.7%		$1,435	$1,334	7.6%
Operating income	$53	$44	20.5%		$142	$110	29.1%
% of Net sales	10.6%	9.3%	130	bps	9.9%	8.2%	170	bps
Depreciation and amortization	7	7	—		21	20	5.0%
Adjusted EBITDA	$60	$51	17.6%		$163	$130	25.4%
% of Net sales	12.0%	10.8%	120	bps	11.4%	9.7%	170	bps

Net Sales

Net sales increased $27 million, or 5.7%, in third quarter 2016 as compared to third quarter 2015 and $101 million, or 7.6%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015.

Growth initiatives contributed to the increase in Net sales in the third quarter and first nine months of fiscal 2016 driven by new locations (“greenfields”), managed sales approach (‘‘MSA’’) and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential construction markets. The Net sales increase during the first nine of months of fiscal 2016 was partially offset by the impact of an unfavorable Canadian exchange rate, resulting in a $2 million reduction to Net sales.

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 17.6%, in third quarter 2016 as compared to third quarter 2015 and increased $33 million, or 25.4%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015.

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

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in third quarter 2016 as compared to third quarter 2015 and increased approximately 170 basis points in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. The increase in both periods was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During the first nine months of fiscal 2016, the Company’s generation of cash was primarily driven by cash receipts from operations, the sale of a business, and proceeds from stock option exercises, partially offset by net debt repayments including premiums and make-whole payments to call or redeem debt prior to maturity, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of October 30, 2016, our combined liquidity of approximately $873 million was comprised of $146 million in cash and cash equivalents and $727 million of additional available borrowings (excluding $364 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended		Increase
Amounts in millions	October 30, 2016	November 1, 2015	(Decrease)

Operating activities	$304	$173	$131
Investing activities	(29)	751	(780)
Financing activities	(399)	(930)	531

Working capital

Working capital, excluding cash and cash equivalents, was $1,036 million as of October 30, 2016, increasing $12 million as compared to $1,024 million as of November 1, 2015.  Excluding the impact of discontinued operations, working capital, excluding cash and cash equivalents, increased $27 million. The increase was primarily driven by an increase in business growth, resulting in increases in Receivables and Inventory, offset by increases in Accounts Payable. Additionally, working capital increased due to lower Accrued Interest as a result of debt refinancings and extinguishments.

Operating activities

During the first nine months of fiscal 2016 cash provided by operating activities was $304 million compared to $173 million in the first nine months of fiscal 2015. Cash interest paid in the first nine months of fiscal 2016 was $249 million, compared to $354 million in the first nine months of fiscal 2015. Cash flows used in operating activities for discontinued operations were $3 million for the first nine months of fiscal 2016 and cash flows provided by operating activities for discontinued operations were $31 million during the first nine months of fiscal 2015, respectively. Excluding the cash interest payments in both periods, cash flows from operating activities for continuing operations increased approximately $60 million in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015. The increase in operating cash flows excluding interest and discontinued operations is attributable to growth in earnings of continuing operations and working capital efficiency.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Investing activities

During the first nine months of fiscal 2016, cash used by investing activities was $29 million, primarily comprised of $59 million of capital expenditures, offset by $28 million of cash received from the sales of businesses. During the first nine months of fiscal 2015, cash provided by investing activities was $751 million, primarily comprised of $810 million of cash received from the sale of a business, offset by $61 million of capital expenditures.

Financing activities

During the first nine months of fiscal 2016, cash used in financing activities was $399 million, primarily due to net debt repayments of $378 million including premiums and make-whole payments to call or redeem debt prior to maturity, payments for debt issuance costs of $19 million and purchases of treasury shares of $24 million, partially offset by proceeds from employee stock option exercises of $23 million.

During the first nine months of fiscal 2015, cash used in financing activities was $930 million, primarily due to net debt repayments of $929 million including premiums and make-whole payments to call or redeem debt prior to maturity and purchases of treasury shares of $51 million, partially offset by $55 million of proceeds from employee stock option exercises.

External Financing

As of October 30, 2016, we had an aggregate principal amount of $4,097 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $12 million and $43 million, respectively, and $960 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $364 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On October 14, 2016, HDS entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility, as defined below. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to among other things, (i) eliminate its LIBOR floor by means of a replacement tranche that replaced all of the Company’s outstanding term loans in an aggregate principal amount of approximately $842 million (the “Term B-1 Loans”) and (ii) issue a new tranche of term loans in an aggregate principal amount of $550 million (the “Term B-2 Loans”).

Pursuant to the Fourth Amendment, the Term B-1 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term B-1 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the replaced tranche with the balance payable on the maturity date, August 13, 2021.

The Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term Loan Facility allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.  The Term B-2 Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

On October 17, 2016 HDS used the proceeds from the Term B-2 Loans, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of the February 2013 Senior Unsecured Notes, and pay a $48 million premium in accordance with the terms of the indenture governing such notes. As a result, the Company incurred a $59 million loss on extinguishment of the debt, which includes the $48 million premium and write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

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

Rating agency actions

In March 2016, Moody’s Investor Service (“Moody’s”) upgraded HDS’s corporate family rating to B1, from B2. Moody’s cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody’s raised HDS’s Speculative Grade Liquidity Rating to SGL-1 from SGL-2, citing their expectations of increasing free cash flows and the amount of revolving credit facility availability. Moody’s rating outlook remains at positive. Also in March 2016, Standard & Poor’s (“S&P”) raised HDS’s corporate credit rating to ‘BB-’ from ‘B+’, and revised its rating outlook to positive from stable.

In September 2016, Moody’s Investor’s Service downgraded HDS’s secured debt to B1 from Ba3. Moody’s cited our reconfigured capital debt structure due to the October 2016 refinancing actions taken. Moody’s maintained its Speculative Grade Liquidity Rating at SGL-1, citing their expectations that operating cash flows are sufficient to fund normal operating requirements and capital expenditures to support ongoing demand and growth initiatives. Also in September 2016, S&P assigned a BB issue-level rating for our Term B-2 Loans. S&P maintained its overall outlook as positive.

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

Recent accounting pronouncements

Statement of Cash Flows — In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this updated should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting ASU 2016-16.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Stock Compensation — In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

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

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”), amended by ASU No. 2016-10, “Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU No. 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of October 30, 2016 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of October 30, 2016 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities in each fiscal month of the third quarter of fiscal 2016 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of a Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Program	Plans or Programs (1)
Aug 1 - Aug 28	171,140	$36.16	171,140	$3,922,191
Aug 29 - Sept 25	111,292	$35.24	111,292	$325,020
Sept 26 - Oct 30	58,000	$32.54	58,000	$736,686
Total	340,432	$35.24	340,432

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the nine months ended October 30, 2016, Holdings retired 449,717 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $14 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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

10.1

Fourth Amendment to Credit Agreement, dated as of October 14, 2016, among HD Supply, Inc. as borrower, Bank of America, N.A., as administrative agent, Term B-1 Lender and Term B-2 Lender, and the several lenders and financial institutions party thereto.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 5, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 5, 2016	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer