Form 10-K
period 2017-01-29
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2017-03-14
CIK 1573097, 1465264

Use these links to rapidly review the document

HD SUPPLY
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2017
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

           The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 29, 2016 (the last business day of our most recently completed fiscal second quarter) was $7,271,295,053.

           The number of shares of the registrant's common stock outstanding as of March 10, 2017:

HD Supply Holdings, Inc.	201,718,760 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2017 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended January 29, 2017.

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

  •
  "April 2016 Senior Unsecured Notes" refers to HDS's 5.75% Senior Unsecured Notes due 2024 issued on April 11, 2016 in an aggregate principal amount of $1,000 million.

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

  •
  "Term B-1 Loans" refers to the tranche of Term Loans issued on October 14, 2016 under the Term Loan Facility in an aggregate principal amount of approximately $842 million.

  •
  "Term B-2 Loans" refers to the tranche of Term Loans issued on October 14, 2016 under the Term Loan Facility in an aggregate principal amount of $550 million.

Refinancing Transactions

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

        On April 11, 2016, HDS issued the April 2016 Senior Unsecured Notes at par.

        On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding October 2012 Senior Unsecured Notes.

        On October 14, 2016, HDS amended the Term Loan Facility to eliminate its LIBOR floor by issuing Term B-1 Loans in an aggregate principal amount of approximately $842 million as a replacement tranche for all outstanding term loans and issued Term B-2 Loans in an aggregate principal amount of $550 million.

        On October 17, 2016, HDS used the proceeds from the Term B-2 Loans, together with cash on hand and available borrowings under HDS's Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of the February 2013 Unsecured Notes.

        HDS's Senior Credit Facilities, December 2014 First Priority Notes, and April 2016 Senior Unsecured Notes are discussed in greater detail in "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Debt" within this annual report on Form 10-K.

Glossary of Certain Other Terms

AMI	Advanced Meter Infrastructure
AMR	Automated Meter Reading
ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2014	Fiscal year ended February 1, 2015
Fiscal 2015	Fiscal year ended January 31, 2016
Fiscal 2016	Fiscal year ended January 29, 2017
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
HDPE	High-density polyethylene
Holdings	HD Supply Holdings, Inc.
Home Depot	The Home Depot, Inc.
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipes, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
OEM	Original equipment manufacturer
Peachtree	Peachtree Business Products LLC
PIK	Paid-in-kind
PVC	Polyvinyl chlorides
RAMSCO	Rexford Albany Municipal Supply Company, Inc.
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
U.S.	United States
Vendor rebates	Vendors providing for inventory purchase rebates

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

        We serve our markets with an integrated go-to-market strategy. We operate through approximately 500 locations across 48 U.S. states and six Canadian provinces. We have approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 530,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. Our broad range of end-to-end product lines and services include approximately 845,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

        For the fiscal year ended January 29, 2017, or fiscal 2016, we:

  •
  generated $7 billion in Net sales, representing 4.4% growth over the fiscal year ended January 31, 2016, or fiscal 2015;

  •
  generated Net income of $196 million in fiscal 2016, as compared to a Net income of $1,472 million in fiscal 2015, which included income tax credits of $1,196 million;

  •
  generated $921 million of Adjusted EBITDA, representing 5.1% growth over fiscal 2015; and

  •
  generated $532 million of Adjusted net income in fiscal 2016, as compared to $351 million in fiscal 2015.

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

Our Strategy

        Since 2007 we have undertaken significant operating and growth initiatives at all levels. We developed and are implementing a multi-year strategy to optimize our business mix. This strategy includes entering new markets and product lines, streamlining and upgrading our process and technology capabilities, acquiring new capabilities and optimizing our portfolio of businesses. At the same time, we attracted what we believe to be "best of the best" talent, capitalizing on relevant experience, teamwork and change navigation.

        Each of our businesses invest in high-growth initiatives that align with our five growth plays:

  1.
  Sell More to Existing Customers (i.e., Share of Wallet)

  2.
  Introduce New Products and Services

  3.
  Expand the Channels to Reach Our Customers (e.g., Internet, Catalog, and Mobility)

  4.
  Acquire New Customers

  5.
  Enter New Geographies (i.e., Open New Locations)

        Through investments in these growth plays, we believe we are well-positioned to grow in excess of the markets in which we operate. Specific initiatives focus on increasing penetration within our existing customer base, including the addition of new sales talent across the Company and a training facility for our Waterworks business to ensure we continue to have a highly trained sales force; and the addition of new products and services, including proprietary brands, primarily in our Facilities Maintenance business. We also continue to invest in mobile technologies and e-commerce. We focus primarily on sales talent acquisition and entering new geographies to acquire new customers.

        HD Supply is managed primarily on a product-line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial. In addition, the consolidated financial statements include Corporate, which comprises enterprise-wide functional departments that operate in a centralized structure.

        Facilities Maintenance.    Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. Our Facilities Maintenance business unit serves the owners of multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products. Facilities Maintenance operates a distribution center-based model that sells its products primarily through a professional sales force, e-commerce and print catalogs.

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

        Construction & Industrial.    Construction & Industrial distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Service offerings range from pre-bid assistance and product submittals to engineering and tool repair. Construction & Industrial reaches customers through a nationwide network of regionally organized branches as well as print catalogs and e-commerce. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction. Construction & Industrial also includes Home Improvement Solutions, which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals through local retail outlets.

        Corporate.    In addition to the reportable segments, our consolidated financial results include "Corporate" which includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations, Infrastructure and Specialty Construction market sectors in the United States and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside of the United States, primarily in Canada, were $124 million, $125 million, and $130 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Maintenance, Repair & Operations

        In the Maintenance, Repair & Operations market sector, our Facilities Maintenance and Home Improvement Solutions businesses serve customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model, while Home Improvement Solutions (included in the Construction & Industrial reportable segment) operates through retail outlets primarily serving cash and carry customers. We estimate that this market sector currently represents an addressable market in excess of $51 billion annually with demand driven primarily by ongoing maintenance requirements of a broad range of existing structures and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. We believe our maintenance, repair and operations business focused on living spaces, including apartment units, hotel or motel rooms and senior care living facilities, provides stable demand, particularly in a challenging economic environment, when new construction tends to decrease.

Infrastructure

        In the Infrastructure market sector, our Waterworks business unit supports both established infrastructure and new projects by meeting demand for critical supplies and services used to build and maintain water systems. We estimate that this market sector currently represents an addressable market in excess of $11 billion annually with demand in the United States driven primarily by an aging and overburdened national infrastructure and general population growth trends. The broad geographic presence of our Waterworks business unit, through a regionally organized branch distribution network, reduces our exposure to economic factors in any single region. We believe we have the potential to capitalize on a substantial backlog of deferred projects that will need to be addressed in the coming years as a result of our customers delaying much needed upgrades or repairs during the recent economic downturn as well as a continued recovery in the non-residential and residential construction markets.

Specialty Construction

        In the Specialty Construction market sector, our Construction & Industrial business unit serves professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market of approximately $25 billion annually with demand driven primarily by residential construction, non-residential construction, industrial and repair and remodeling construction spending. Construction & Industrial serves this sector through the broad national presence of its regionally organized branch distribution network, as well as branches in six Canadian provinces. We believe we are well-positioned to benefit from the continued recovery from historical lows within the non-residential and residential construction end-markets.

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

        From fiscal 2000 to fiscal 2004, we extended our presence into new categories while growing existing businesses through 10 acquisitions. New businesses included plumbing and HVAC (through the acquisition of Apex Supply), flooring products and installation (Floors, Inc., Floorworks, Inc., and Arvada Hardwood Floor Company) and specialty hardware, tools and materials for construction contractors (White Cap). Growth at existing businesses was driven organically and through "tuck-in" acquisitions, expanding our presence in the MRO market sector (N-E Thing Supply and Economy Maintenance Supply) and flooring and design services for professional homebuilders (Creative Touch Interiors).

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

        Since 2007, we have focused on extending our presence in key growth sectors and exiting less attractive sectors. In February 2008, we sold our Lumber and Building Materials operations to ProBuild Holdings. In June 2009, we purchased substantially all of the assets of ORCO Construction Supply, the second largest construction materials distributor in the U.S., through Construction & Industrial. In February 2011, we sold all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada. In May 2011, we purchased all of the assets of RAMSCO, expanding Waterworks in upstate New York. In September 2011, we sold our Plumbing/HVAC operations to Hajoca Corporation. In March 2012, we sold our IPVF business to Shale-Inland Holdings LLC. In June 2012, we acquired Peachtree, which specializes in customizable business and property marketing supplies, to enhance Facilities Maintenance. In December 2012, we purchased substantially all of the assets of Water Products, expanding the geographic footprint of Waterworks.

        On July 2, 2013, Holdings completed an initial public offering of 61,170,212 shares of its common stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million.

        During fiscal 2014, we completed the disposal of Litemor through liquidation. In January 2015, we sold substantially all of the assets of our Hardware Solutions business to Home Depot. In October 2015, we sold our Power Solutions business to Anixter Inc. In May 2016, we sold our Interior Solutions business to Interior Specialists, Inc. For additional information on the discontinued operations, see Note 2, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

        Upon completion of Holdings' secondary public offerings in fiscal 2014 and fiscal 2015, the Equity Sponsors and Home Depot sold all of their remaining original investment in Holdings.

Customers and Suppliers

        We maintain a customer base of approximately 530,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 7.8% of our Net sales in fiscal 2016, reducing our exposure to any single customer.

        We have developed relationships with approximately 9,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

        We operate in a highly fragmented industry and hold leading positions in multiple market sectors. Competition, including from our competitors and specific competitive factors, varies for each market sector. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Watsco, Interline Brands (a Division of Home Depot) and Ferguson (a Division of Wolseley plc).

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

Infrastructure:

        Waterworks:    Water and wastewater transmission products including pipe (PVC, Ductile Iron, and HDPE), fittings, valves, fire protection, metering systems, storm drain, hydrants, fusion machine rental and repair.

Specialty Construction:

        Construction & Industrial:    Tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction

Intellectual property

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

Employees

        In domestic and international operations, we had approximately 14,000 employees as of January 29, 2017, consisting of approximately 9,000 hourly personnel and approximately 5,000 salaried employees.

        As of January 29, 2017, less than one percent of our hourly workforce was covered by collective bargaining agreements.

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

PART I

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

        Infrastructure spending depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with non-residential building, residential and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 18.5%, 11.2% and 9.0%, respectively, of our Net sales for fiscal 2016.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies' underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Although there has since been stabilization and improvement in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and may continue to be, adversely impacted by the decline in the new residential construction market from its peak in 2005.

        Our business is dependent, in part, upon the new residential construction market. The homebuilding industry has undergone a significant decline from its peak in 2005. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2016 increased 9% from 2015 levels, but remain 54% below their peak in 2005. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and operating results during fiscal years 2008 to 2016, as compared to peak levels. In addition, during this period the mortgage markets experienced disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Although the new residential construction market has improved modestly in recent years, there can be no assurance this trend will continue.

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

The non-residential building construction market could experience a downturn which could materially and adversely affect our business, liquidity and results of operations.

        Our business is dependent, in part, on the non-residential building construction market and a slowdown of or volatility in the United States economy in general could have an adverse effect on our business units that serve this industry. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2016 increased 8%, but remains 7% lower than 2008 levels. From time to time, our business units that serve the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business units that serve the non-residential building construction market as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

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

        Certain of our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement business units, the most recent economic decline adversely affected our home improvement business units as well. Management believes that residential improvement project spending in the United States increased 8% in 2016, but remains 18% below its peak level in 2005. Elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and lower housing turnover may continue to limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

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

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For fiscal years 2016, 2015 and 2014, we had net income of $196 million, $1,472 million, and $3 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

        As of January 29, 2017, goodwill represented approximately 50% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2016, fiscal 2015, or fiscal 2014.

        We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to take goodwill or other asset impairment charges relating to certain of our reporting units and asset groups in the event we experience weakness in the non-residential and/or residential construction markets and/or the general U.S. economy. Similarly, certain company transactions could result in goodwill impairment charges being recorded. Any such non-cash charges would have an adverse effect on our financial results.

In the event of a general economic downturn in the United States, we may be required to close under-performing locations.

        We may have to close under-performing branches from time to time as warranted by general economic conditions and/or weakness in the industries in which we operate. For example, during fiscal 2016, we closed certain branches and terminated employees as part of our on-going cost savings and profitability enhancement efforts. Any future facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

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

        The markets in which we operate are fragmented and highly competitive. Our competition includes other distributors and manufacturers that sell products directly to their respective customer bases and some of our customers that resell our products. To a limited extent, retailers of electrical fixtures and supplies, building materials, maintenance, repair and operations supplies and contractors' tools also compete with us. We also expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities. Competition varies depending on product line, customer classification and geographic area.

        We compete with many local, regional and, in several markets and product categories, other national distributors. Certain of our competitors have substantially greater financial and other resources than us. No assurance can be given that we will be able to respond effectively to these competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect our business, financial condition and results of operations. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

        In addition, contracts with municipalities are often awarded and renewed through periodic competitive bidding. We may not be successful in obtaining or renewing these contracts, which could be harmful to our business and financial performance.

Our competitors continue to consolidate, which could cause markets to become more competitive and could negatively impact our business.

        Our competitors in the United States and Canada continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors, or as competitors with new business models are willing and able to operate with lower gross profit on select products. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply.

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

        Our ten largest customers generated approximately 7.8% of our Net sales in fiscal 2016. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some specialty construction customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

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

        The majority of our Net sales volume in fiscal 2016 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

        Certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The economic downturn resulted in increased pricing pressures from our customers. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

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

        In addition, although acquisitions may continue to be a component of our growth strategy, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities, an increase in interest expense and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates, and our financial condition and results of operations will be adversely affected if we overpay for acquisitions.

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

        Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction and maintenance and repair activity in our first and fourth fiscal quarters. In contrast, our highest volume of Net sales historically has occurred in our second and third fiscal quarters. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our business may be adversely affected. In addition, most of our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. For example, our Construction & Industrial business unit sells products used primarily in the non-residential and residential construction industry. Generally, during the winter months, construction activity declines due to inclement weather and shorter daylight hours. As a result, operating results for the business units that experience such seasonality may vary significantly from period to period. We anticipate that fluctuations from period to period will continue in the future.

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

        Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions could arise from shortages of raw materials (including petroleum products), labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control. Short-and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our Net sales and profitability. A disruption in the timely availability of our products by our key suppliers would result in a decrease in our revenues and profitability, especially in our business units with supplier concentration, such as our Waterworks business. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would put pressure on our operating margins and have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

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

New trade policies could make sourcing product from foreign countries more difficult and more costly.

        We source product from outside of the United States. Considerable political uncertainty has arisen in the United States that may result in changes in the trade policies around which we have built our sourcing practices and operations. Given our significant investment in our sourcing and logistics operations and infrastructure, as well as our reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on our ability to source products from other countries or significantly increase the costs of obtaining such products, which would result in a material adverse effect on our financial results.

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

        We use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions, manage our manufacturing operations and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

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

        The SEC promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. Compliance with these rules requires due diligence efforts and disclosure in each fiscal year. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a distributor.

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

        From time to time, we are also involved in government inquiries and investigations, as well as class action, consumer, employment and tort proceedings, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters. For example, as previously disclosed, the Company entered into an Administrative Settlement and Compliance Agreement with the Federal Highway Administration ("FHWA") in 2015 pursuant to which our Waterworks business unit agreed to undertake certain remedial measures in connection with the Company's business dealings with disadvantaged business enterprises, including (a) continuing to be bound by our Code of Business Conduct and Ethics; (b) implementing and maintaining a corporate compliance program; (c) appointing a Corporate Compliance Officer; and (d) retaining an independent monitor to evaluate and report on Waterworks' compliance with the agreement. While the Company currently expects that Waterworks will not materially breach its obligations under the agreement, there can be no assurances that the FHWA will not initiate or pursue any suspension or debarment proceedings in the future.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

        We provide workers' compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we are self-insured for our health benefits and maintain per employee stop-loss coverage. Although we believe that we have adequate stop-loss coverage for catastrophic claims to cap the risk of loss, our results of operations and financial condition may be adversely affected if the number and severity of claims that are not covered by stop-loss insurance increases.

We may see increased costs arising from healthcare reform.

        In March 2010, the United States government enacted comprehensive healthcare reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and healthcare benefits. Although the current United States administration has indicated its desire and intent to repeal and/or replace the current healthcare reform legislation, there can be no assurance that any such action will be achieved. The March 2010 legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and limited interpretive guidance, and the legislations possible repeal and/or replacement, it is difficult to determine at this time what impact the health care reform legislation, or any possible replacement, if any, will have on our financial results. Possible adverse effects of the health reform legislation, and any possible replacement, if any, include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations, financial condition and cash flows could be materially adversely affected.

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

        We are subject to income taxation in many jurisdictions in the U.S. as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective. The current U.S. administration has listed tax reform among its top policy priorities, and the U.S. Congress is reviewing various legislative tax proposals. Certain versions of recent U.S. tax reform proposals could, if enacted, significantly impact the taxation of the Company and could have a material impact on the Company's tax expense, tax attributes and cash flows. Proposed import tariffs and/or border adjustment proposals could also significantly impact tax expense and cash flow, as well as sourcing and supply chain strategies.

Our NOL carryforwards could be limited if we experience an ownership change as defined in the Internal Revenue Code.

        As of January 29, 2017, we had U.S. federal NOL carryforwards of $1,779 million ($623 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2031. We also had significant state NOL carryforwards, which expire in various years through fiscal 2036. Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our future results of operations and financial position.

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

        As of January 29, 2017, we had an aggregate principal amount of $3,812 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $9 million and $38 million, respectively. In fiscal 2016 we incurred $269 million of interest expense.

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

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1,500 million subject to a borrowing base. As of January 29, 2017, we were able to borrow an additional $680 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $16 million based on balances as of January 29, 2017. Assuming all revolving loans were fully drawn, each one percentage point increase in interest rates would result in a $27 million increase in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

We may not be able to repurchase our existing notes upon a change of control.

        Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes, including our December 2014 First Priority Notes and April 2016 Senior Unsecured Notes, until such notes are redeemed in full. Additionally, under the Term Loan Facility and the Senior ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the respective agreements and terminate their commitments to lend. We may not be able to satisfy the obligations upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. Consequently, we may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase our existing notes may be limited by law. In order to avoid the obligations to repurchase our existing notes and events of default and potential breaches of the credit agreement governing the Term Loan Facility, and the credit agreement governing the Senior ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

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

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of January 29, 2017 we had 201,393,841 outstanding shares of common stock, a large portion of which are freely tradeable without restriction under the Securities Act unless held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of January 29, 2017 are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act. In connection with our initial public offering, we filed registration statements under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of January 29, 2017, there were stock options outstanding to purchase a total of approximately 4 million shares of our common stock. In addition, approximately 9.5 million shares of common stock are reserved for issuance under our omnibus incentive plan and our employee stock purchase plan.

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

We may not determine to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

        We may not declare and pay dividends on our common stock in the near future. In the absence of a dividend, the success of an investment in shares of our common stock would depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 2.    PROPERTIES

Properties

        As of January 29, 2017, we had a network of approximately 500 locations, of which approximately 50 were owned and 450 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 15 million square feet while our owned locations comprise approximately 1 million square feet. Our leases typically have an initial term that ranges from 3 to 5 years, and the leases usually provide for the option to renew. We currently lease approximately 110,000 square feet of office space in both Atlanta, Georgia and Orlando, Florida, for our corporate headquarters. On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility currently under construction in Atlanta, Georgia. The lease commences upon completion of construction of the facility, which is anticipated to be early 2018. For additional information, see "Note 10—Supplemental Balance Sheet and Cash Flow Information," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3.    LEGAL PROCEEDINGS

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies." In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). As of March 7, 2017, there were approximately 17 holders of record and 292 restricted stock holders of Holdings' common stock. No dividends were declared during fiscal 2016 or fiscal 2015. Holdings' common stock began trading on June 27, 2013.

Holdings' common stock market prices*:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016
High	$35.29	$36.84	$36.78	$43.73
Low	$22.40	$32.77	$30.54	$31.95
Fiscal Year 2015
High	$33.74	$36.69	$34.99	$32.17
Low	$28.06	$32.23	$28.10	$24.84

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2016, 2015, and 2014 years, commencing June 27, 2013, Holdings' initial day of trading. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on June 27, 2013 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	HD Supply Holdings, Inc.	S&P 500 Index	Industrial Select SPDR® Fund (XLI)
June 27, 2013, IPO	$100	$100	$100
February 2, 2014	$119	$112	$118
February 1, 2015	$160	$128	$131
January 31, 2016	$146	$127	$123
January 29, 2017	$237	$154	$162

Issuer Purchases of Equity Securities

        In the first quarter of fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2016, Holdings repurchased approximately 1.0 million shares of its common stock under this program for approximately $33 million.

        During fiscal 2016, Holdings retired 449,717 shares of its common stock ("Retired Shares") held as Treasury Shares by Holdings in the amount of $14 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program, discussed above, under which proceeds of employee stock option exercises are used to buy back Holdings common stock in the open market. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, "Equity-Treasury Stock," Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

        The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2016 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 31 - November 27	80,880	$37.40	80,880	$3,569,384
November 28 - December 25	126,195	$40.07	126,195	$135,663
December 26 - January 29	13,379	$41.84	13,379	$1,860,061

Total	220,454	$39.20	220,454

(1)
The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on January 29, 2017, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

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

        In fiscal 2016, HD Supply sold its Interior Solutions business. In fiscal 2015, HD Supply sold its Power Solutions business. In fiscal 2014, HD Supply sold substantially all of the assets of its Hardware Solutions business and finalized the disposal of Litemor through liquidation. In fiscal 2012, HD Supply sold its IPVF business. In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Interior Solutions, Power Solutions, Hardware Solutions, Litemor, and IPVF operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of the businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 2, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$7,439	$7,123	$6,682	$6,103	$5,629
Cost of sales	4,907	4,734	4,487	4,086	3,806

Gross profit	2,532	2,389	2,195	2,017	1,823
Operating expenses:
Selling, general and administrative	1,637	1,535	1,446	1,383	1,295
Depreciation and amortization	95	108	178	198	274
Restructuring	9	9	6	6	—

Total operating expenses	1,741	1,652	1,630	1,587	1,569
Operating income	791	737	565	430	254
Interest expense	269	394	462	528	658
Loss on extinguishment & modification of debt	179	100	108	87	709
Other (income) expense, net	—	1	(3)	20	—

Income (loss) from continuing operations before provision for income taxes and discontinued operations	343	242	(2)	(205)	(1,113)
Provision (benefit) for income taxes	139	(1,084)	36	38	20

Income (loss) from continuing operations	204	1,326	(38)	(243)	(1,133)
Income (loss) from discontinued operations, net of tax	(8)	146	41	25	(46)

Net income (loss)	$196	$1,472	$3	$(218)	$(1,179)

Weighted Average Common Shares Outstanding(1):
Basic (thousands)	199,385	197,011	193,962	166,905	130,561
Diluted (thousands)	202,000	201,308	193,962	166,905	130,561
Basic Earnings Per Share(1):
Income (loss) from continuing operations	$1.02	$6.73	$(0.20)	$(1.46)	$(8.68)
Income (loss) from discontinued operations	(0.04)	0.74	0.21	0.15	(0.35)

Net income (loss)	$0.98	$7.47	$0.02	$(1.31)	$(9.03)

Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$1.01	$6.59	$(0.20)	$(1.46)	$(8.68)
Income (loss) from discontinued operations	(0.04)	0.73	0.21	0.15	(0.35)

Net income (loss)	$0.97	$7.31	$0.02	$(1.31)	$(9.03)

Balance sheet data (end of period):
Cash and cash equivalents(2)	$75	$269	$85	$115	$141
Total assets	5,707	6,016	5,977	6,227	7,224
Total debt(3)	3,812	4,311	5,174	5,447	7,219
Total stockholders' equity (deficit)	960	744	(760)	(764)	(1,591)
Other financial data (unaudited):
Working capital(4)	$1,004	$1,112	$1,163	$1,210	$1,120
Weighted average effective interest rate less deferred financing costs	6.3%	7.9%	8.2%	8.6%	11.3%
Adjusted EBITDA(5)	921	876	769	656	552
Adjusted net income (loss)(5)	532	351	177	10	(204)
Capital expenditures	81	86	119	131	115
Depreciation & amortization(6)	95	108	178	198	274
Amortization of acquisition-related intangibles (other than software)	14	15	80	110	201
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$513	$422	$295	$(367)	$(681)
Cash flows provided by (used in) investing activities, net	(21)	726	84	820	(800)
Cash flows provided by (used in) financing activities, net	(687)	(962)	(404)	(474)	1,511

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

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 500 locations across 48 U.S. states and six Canadian provinces. We have approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 530,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 845,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

        We operate our Company through three reportable segments: Facilities Maintenance, Waterworks, and Construction & Industrial.

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

        Construction & Industrial.    Construction & Industrial distributes specialized hardware, tools and engineered materials to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction. Construction & Industrial also includes Home Improvement Solutions which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals.

        In addition to the reportable segments, our consolidated financial results include "Corporate." Corporate includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

        Beginning in the fourth quarter of fiscal 2016, we combined the Home Improvement Solutions business unit with the Construction & Industrial business unit. Prior to the sale of our Interior Solutions business unit (as discussed below), Interior Solutions was under common management with Home Improvement Solutions with both included in the Corporate segment. As a result of the sale, management elected to realign Home Improvement Solutions into the Construction & Industrial operating segment. The realignment benefits Home Improvement Solutions with the strong leadership, proven category management processes, and customer-centricity at Construction & Industrial. All periods presented have been revised to reflect the combined business unit.

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

        In January 2014, the Company initiated the disposal of Litemor, a specialty lighting distributor. During fiscal 2014, the Company completed the disposal of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

        In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Interior Solutions, Power Solutions, Hardware Solutions, and Litemor, operations and the gain/loss on the sales and disposal of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sales of the businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending January 29, 2017 ("fiscal 2016"), fiscal year ended January 31, 2016 ("fiscal 2015"), and fiscal year ended February 1, 2015 ("fiscal 2014") each included 52 weeks.

Key business metrics

Net sales

        We earn our Net sales primarily from the sale of construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 530,000 customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units, particularly Waterworks, fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

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

Adjusted EBITDA and Adjusted net income (loss)

        Adjusted EBITDA and Adjusted net income (loss) are not recognized terms under generally accepted accounting principles in the United States of America ("GAAP") and do not purport to be alternatives to Net income (loss) as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income (loss) because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income (loss) enhances our investors' overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income (loss) are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.

        Adjusted EBITDA is based on "Consolidated EBITDA," a measure which is defined in HDS's Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, capital resources and financial condition—External Financing."

        Adjusted net income (loss) is defined as Net income (loss) less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax.

        We believe that Adjusted EBITDA and Adjusted net income (loss) are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted net income (loss) measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income (loss) may not be comparable to other similarly titled measures of other companies.

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

        The following table presents a reconciliation of Net income (loss) and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
Net income (loss)	$196	$1,472	$3	$(218)	$(1,179)
Less income (loss) from discontinued operations, net of tax	(8)	146	41	25	(46)

Income (loss) from continuing operations	204	1,326	(38)	(243)	(1,133)

Interest expense, net	269	394	462	528	658
Provision (benefit) for income taxes(i)	139	(1,084)	36	38	20
Depreciation and amortization(ii)	101	113	182	202	277
Loss on extinguishment & modification of debt(iii)	179	100	108	87	709
Restructuring charges(iv)	9	9	6	6	—
Stock-based compensation	20	16	17	16	16
Management fee & related expenses paid to Equity Sponsors(v)	—	—	—	2	5
Costs related to public offerings(vi)	—	1	2	20	—
Other	—	1	(6)	—	—

Adjusted EBITDA	$921	$876	$769	$656	$552

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

(iii)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(iv)
Represents the costs incurred for strategic alignment of workforce and branch closures or consolidations. These costs include occupancy costs, severance, relocation costs, and other costs incurred to exit a location.

(v)
The Company entered into consulting agreements with the Company's former owners (the "Equity Sponsors") whereby the Company paid the Equity Sponsors a $5 million annual aggregate management fee and related expenses. These consulting agreements were terminated in conjunction with Holdings' initial public offering in the second quarter of fiscal 2013.

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

        The following table presents a reconciliation of Net income (loss) and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
Net income (loss)	$196	$1,472	$3	$(218)	$(1,179)
Less income (loss) from discontinued operations, net of tax	(8)	146	41	25	(46)

Income (loss) from continuing operations	204	1,326	(38)	(243)	(1,133)

Plus: Provision (benefit) for income taxes(i)	139	(1,084)	36	38	20
Less: Cash income taxes(ii)	(13)	(16)	(12)	(8)	(1)
Plus: Amortization of acquisition-related intangible assets (other than software)	14	15	80	110	201
Plus: Loss on extinguishment & modification of debt(iii)	179	100	108	87	709
Restructuring charges(iv)	9	9	6	6	—
Costs related to public offering(v)	—	1	2	20	—
Other	—	—	(5)	—	—

Adjusted Net Income (Loss)	$532	$351	$177	$10	$(204)

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

(iii)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

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

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2016 vs. 2015	2015 vs. 2014
Dollars in millions	2016	2015	2014
Net sales	$7,439	$7,123	$6,682	4.4	6.6
Gross profit	2,532	2,389	2,195	6.0	8.8
Operating expenses:
Selling, general & administrative	1,637	1,535	1,446	6.6	6.2
Depreciation & amortization	95	108	178	(12.0)	(39.3)
Restructuring	9	9	6	—	50.0

Total operating expenses	1,741	1,652	1,630	5.4	1.3
Operating income	791	737	565	7.3	30.4
Interest expense	269	394	462	(31.7)	(14.7)
Loss on extinguishment & modification of debt	179	100	108	79.0	(7.4)
Other (income) expense, net	—	1	(3)	*		*

Income (loss) from continuing operations before provision (benefit) for income taxes	343	242	(2)	41.7		*
Provision (benefit) for income taxes	139	(1,084)	36	*		*

Income (loss) from continuing operations	204	1,326	(38)	(84.6)		*
Income (loss) from discontinued operations, net of tax	(8)	146	41	*		*

Net Income	$196	$1,472	$3	(86.7)		*

Non-GAAP Financial Data:
Adjusted EBITDA	$921	$876	$769	5.1	13.9
Adjusted net income	$532	$351	$177	51.6	98.3

*
not meaningful

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	34.0	33.5	32.8	50	70
Operating expenses:
Selling, general & administrative	22.0	21.5	21.6	50	(10)
Depreciation & amortization	1.3	1.5	2.6	(20)	(110)
Restructuring	0.1	0.2	0.1	(10)	10

Total operating expenses	23.4	23.2	24.3	20	(110)
Operating income	10.6	10.3	8.5	30	180
Interest expense	3.6	5.5	6.9	(190)	(140)
Loss on extinguishment & modification of debt	2.4	1.4	1.6	100	(20)
Other (income) expense, net	—	—	—	—	—

Income (loss) from continuing operations before provision (benefit) for income taxes	4.6	3.4	—	120	340
Provision (benefit) for income taxes	1.9	(15.2)	0.6	*	*

Income (loss) from continuing operations	2.7	18.6	(0.6)	*	*
Income (loss) from discontinued operations, net of tax	(0.1)	2.1	0.6	(220)	150

Net Income	2.6	20.7	—	*	*

Non-GAAP Financial Data:
Adjusted EBITDA	12.4	12.3	11.5	10	80
Adjusted net income	7.2	4.9	2.6	230	230

*
Not meaningful

Fiscal 2016 compared to fiscal 2015

Highlights

        Net sales in fiscal 2016 increased $316 million, or 4.4%, compared to fiscal 2015. Each of our three reportable segments realized increases in Net sales. Operating income in fiscal 2016 increased $54 million, or 7.3% to $791 million during fiscal 2016 as compared to fiscal 2015. Net income in fiscal 2016 decreased $1,276 million, or 86.7%, to $196 million as compared to fiscal 2015. Fiscal 2015 Net income included a $1,007 million tax benefit for the reversal of substantially all of the Company's valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a results of IRS and state audit settlements. Adjusted EBITDA in fiscal 2016 increased $45 million, or 5.1%, as compared to fiscal 2015. Adjusted net income in fiscal 2016 increased $181 million, or 51.6%, as compared to fiscal 2015 as a result of the improvement in operating income and decline in interest expense. As of January 29, 2017, our liquidity was $729 million. See "Liquidity, capital resources and financial condition" for further information.

        In May 2016, the Company completed the sale of its Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. Including the final working capital settlement in September 2016, the Company received cash proceeds of approximately $26 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $10 million pre-tax loss, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations.

        For additional information, see "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        As a result of the sale of the Power Solutions business unit in October 2015, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015, we initiated a restructuring plan to strategically align our leadership and functional support teams. During fiscal 2015, we incurred $9 million of restructuring charges under this plan. During fiscal 2016, we accelerated and expanded the restructuring plan, incurring $20 million of restructuring charges, offset by a net gain of approximately $11 million related to real estate transactions under the plan. In total the Company incurred net restructuring charges of $18 million and expects the plan to deliver a payback of approximately two years via a reduction in costs. The Company completed the activities under the plan in fiscal 2016 and does not expect to incur additional charges. For additional information, see "Note 11, Restructuring Activities," in the Notes to Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Net sales

        Net sales increased $316 million, or 4.4% to $7,439 million during fiscal 2016 as compared to fiscal 2015.

        Each of our reportable segments reported an increase in Net sales during fiscal 2016 as compared to fiscal 2015. The Net sales increases were primarily due to growth initiatives at each of our businesses and increases in market volume. Growth initiatives contributed approximately $148 million in fiscal 2016. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $2 million reduction to Net sales in fiscal 2016.

Gross profit

        Gross profit increased $143 million, or 6.0%, to $2,532 million during fiscal 2016 as compared to fiscal 2015.

        Each of our reportable segments experienced an increase in Gross profit in fiscal 2016 as compared to fiscal 2015. The increase in Gross profit is primarily due to sales growth from initiatives and increased market volume.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 50 basis points to 34.0% in fiscal 2016 as compared to 33.5% in fiscal 2015. The improvement in gross margin was primarily driven by our category management initiatives and mix of products and services, partially offset by the competitive environment.

Operating expenses

        Operating expenses increased $89 million, or 5.4%, to $1,741 million during fiscal 2016 as compared to fiscal 2015.

        Selling, general and administrative expenses increased $102 million, or 6.6%, to $1,637 million during fiscal 2016 as compared to fiscal 2015. The increase was primarily a result of increases in variable expenses due to higher sales volume, increased investments in growth initiatives, primarily additional personnel, increased healthcare costs, and supply chain investments at Facilities Maintenance. Depreciation and amortization expense decreased $13 million, or 12.0%, to $95 million in fiscal 2016 as compared to fiscal 2015 as certain acquisition-related intangible assets became fully amortized during fiscal 2016 and due to timing of in-service projects. Restructuring charges were flat in fiscal 2016 as compared to fiscal 2015, as the Company completed restructuring activities to strategically align its workforce, initiated during the fourth quarter of fiscal 2015 in conjunction with the sale of Power Solutions.

        Operating expenses as a percentage of Net sales increased approximately 20 basis points to 23.4%, in fiscal 2016 as compared to fiscal 2015. Selling, general and administrative expenses as a percentage of Net sales, increased approximately 50 basis points to 22.0% in fiscal 2016 as compared to fiscal 2015. The increase was primarily a result of the increased investments in growth initiatives, increased healthcare costs, and supply chain corrective action at Facilities Maintenance, partially offset by the decline in depreciation and amortization expense.

Operating income

        Operating income increased $54 million, or 7.3%, to $791 million during fiscal 2016 as compared to fiscal 2015, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

        Operating income as a percentage of Net sales increased approximately 30 basis points in fiscal 2016 as compared to fiscal 2015. The improvement was driven by improvements in gross margins offset by the increase in Selling, general and administrative expenses.

Interest expense

        Interest expense decreased $125 million, or 31.7%, during fiscal 2016 as compared to fiscal 2015. The decrease was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions in fiscal 2016 and fiscal 2015, and a lower average outstanding balance as we continue to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

Loss on extinguishment & modification of debt

        During fiscal 2016, our debt refinancing and redemption activities resulted in charges of $179 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        On January 26, 2017, HDS paid $200 million to reduce its aggregate principal of approximately $842 million tranche of Term Loans (the "Term B-1 Loans"), incurring a $5 million loss on extinguishment on debt, which included write-offs of $2 million and $3 million of unamortized original issue discount and unamortized deferred financing costs, respectively.

        On October 17, 2016, HDS redeemed all of the outstanding $1,275 million aggregate principal of the 7.5% Senior Unsecured Notes due 2020 (the "February 2013 Senior Unsecured Notes"), incurring a $59 million loss on extinguishment of debt, which included a $48 million premium payment and a write-off of $11 million of unamortized deferred financing costs. HDS incurred an immaterial loss on the modification of the Term B-1 Loans as a result of this transaction.

        On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020 (the "October 2012 Senior Unsecured Notes"), incurring a $115 million loss on extinguishment of debt, which included a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs.

        During fiscal 2015, our debt refinancing and redemption activities resulted in charges of $100 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        On October 13, 2015, HDS redeemed all of the outstanding $675 million aggregate principal of its 11% Senior Secured Second Priority Notes due 2020 (the "April 2012 Second Priority Notes"), incurring an $80 million loss on extinguishment of debt, which included a $72 million make-whole premium payment and a write-off of $8 million of unamortized deferred financing costs.

        On August 13, 2015, HDS amended its Term Loan Facility to reduce the applicable margin for borrowing by 25 basis points, with the London Interbank Offered Rate ("LIBOR") floor to remain at 1.00%. The amendment also extended the maturity of the Term Loans by approximately three years to August 13, 2021. As a result of the amendment, the Company recorded a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs for the portion of the amendment considered an extinguishment in accordance with GAAP. See "Liquidity, capital resources and financial condition—External financing" for further information.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2016 was an expense of $139 million compared to a benefit of $1,084 million in fiscal 2015. The effective rate for continuing operations for fiscal 2016 was an expense of 40.5% which was primarily impacted by the geographical mix of where income was generated. The provision for income taxes from continuing operations for fiscal 2015 was a benefit of $1,007 million related to a release of substantially all of the valuation allowance on the Company's U.S. net deferred tax assets, as discussed further below. All of the income tax benefit generated by the release of the valuation allowance was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized. The benefit from releasing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset current year income. The effective rate was further impacted by a decrease of $189 million in the Company's unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in "Note 12, Commitment and Contingencies," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K) by the Joint Committee of Taxation.

        At January 31, 2016, our U.S. operations were in a position of cumulative pre-tax income for the most recent three-year period. We concluded that as a consequence of our three-year cumulative pre-tax income, generating taxable income in fiscal 2014 and 2015, our long net operating loss carryforward periods, a significant reduction in our recent interest expense, a projected further reduction in our future interest expense, and our business plan for fiscal 2016 and beyond showing continued profitability, that it is more likely than not that a significant portion of our U.S. deferred tax assets will be realized. Accordingly, in the fourth quarter of 2015, we released substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $1,007 million benefit in our provision for income taxes. The benefit from releasing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset current year income. As of the end of fiscal 2016, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $1,957 million for U.S. Federal tax purposes and $2,944 million for U.S. State tax purposes. The current level of pre-tax earnings for financial reporting purposes is sufficient to generate the minimum amount of future taxable income to realize our U.S. Federal and State tax deferred assets prior to their expiration. At January 31, 2016, after the release of the valuation allowance, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million.

        As of January 29, 2017, we have more than $723 million of tax-effected Federal and State NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Adjusted EBITDA

        Adjusted EBITDA increased $45 million, or 5.1%, in fiscal 2016 as compared to fiscal 2015. Waterworks and Construction & Industrial both experienced an increase in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015. Facilities Maintenance experienced a decrease in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015.

        Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points to 12.4% in fiscal 2016 as compared to fiscal 2015, primarily due to the increase in Gross margin partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

        Adjusted net income increased $181 million, to $532 million, in fiscal 2016 as compared to fiscal 2015. The increase in Adjusted net income was attributable to sales growth, improving gross margins, and lower interest expense.

Fiscal 2015 compared to fiscal 2014

Highlights

        Net sales in fiscal 2015 increased $441 million, or 6.6%, compared to fiscal 2014. Each of our three reportable segments realized increases in Net sales. Operating income in fiscal 2015 increased $172 million, or 30.4% to $737 million during fiscal 2015 as compared to fiscal 2014. Net income in fiscal 2015 was $1,472 million, as compared to $3 million in fiscal 2014. Fiscal 2015 Net income included a $1,007 million tax benefit for the reversal of substantially all of the Company's valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements. Our growth initiatives, cost control efforts and the leverage of fixed costs, resulted in an increase to Adjusted EBITDA of $107 million, or 13.9%, in fiscal 2015 as compared to fiscal 2014. Adjusted net income in fiscal 2015 increased $174 million to $351 million, as compared to $177 million in fiscal 2014. As of January 31, 2016, our liquidity was $1.3 billion.

        In October 2015, we completed the sale of our Power Solutions business. We received cash proceeds of approximately $809 million, net of $15 million of transaction costs. As a result of the sale, we recorded a $186 million pre-tax gain, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. See "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        As a result of the sale of the Power Solutions business unit, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015 we initiated a restructuring plan to strategically align our leadership and functional support teams, recording a restructuring charge of $9 million, primarily for severance, relocation, and related costs at Facilities Maintenance and Waterworks. For additional information, see "Note 11, Restructuring Activities," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Net sales

        Net sales increased $441 million, or 6.6%, to $7,123 million during fiscal 2015 as compared to fiscal 2014.

        Each of our reportable segments reported an increase in Net sales during fiscal 2015 as compared to fiscal 2014. The Net sales increases were primarily due to growth initiatives at each of our businesses and, to a lesser extent, increases in market volume. Growth initiatives contributed approximately $276 million in fiscal 2015. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $19 million reduction to Net sales in fiscal 2015.

Gross profit

        Gross profit increased $194 million, or 8.8%, to $2,389 million during fiscal 2015 as compared to fiscal 2014.

        Each of our reportable segments experienced an increase in Gross profit in fiscal 2015 as compared to fiscal 2014. The increase in Gross profit is primarily due to sales growth from initiatives and market volume.

        Gross profit as a percentage of Net sales ("gross margin") increased approximately 70 basis points to 33.5% in fiscal 2015 as compared to 32.8% in fiscal 2014. The improvement in gross margin was primarily driven by our category management initiatives and mix of products and services, partially offset by the competitive environment.

Operating expenses

        Operating expenses increased $22 million, or 1.3%, to $1,652 million during fiscal 2015 as compared to fiscal 2014.

        Selling, general and administrative expenses increased $89 million, or 6.2%, to $1,535 million during fiscal 2015 as compared to fiscal 2014. The increase was primarily a result of increases in variable expenses due to higher sales volume and investments in growth initiatives. Depreciation and amortization expense decreased $70 million, or 39.3%, to $108 million in fiscal 2015 as compared to fiscal 2014 as certain acquisition-related intangible assets became fully amortized during fiscal 2014. Restructuring charges increased $3 million, to $9 million during fiscal 2015 as compared to fiscal 2014, as the Company initiated restructuring activities to strategically align its workforce during fiscal 2015 in conjunction with the sale of Power Solutions.

        Operating expenses as a percentage of Net sales decreased approximately 110 basis points to 23.2%, in fiscal 2015 as compared to fiscal 2014. The decrease was driven by a reduction in Depreciation and amortization expense as a percentage of Net sales, which decreased approximately 110 basis points to 1.5%.

Operating income

        Operating income increased $172 million, or 30.4% to $737 million during fiscal 2015 as compared to fiscal 2014, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

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

        Also in the third quarter of fiscal 2015, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points, with the LIBOR floor to remain at 1.00%. The amendment also extended the maturity of the Term Loans by approximately three years, to August 13, 2021

        As a result of the amendment, the Company recorded a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs for the portion of the amendment considered an extinguishment in accordance with GAAP.

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

        In the first quarter of fiscal 2014, HDS amended its Term Loan Facility to reduce the applicable margin for borrowings by 25 basis points and reduce the LIBOR floor from 1.25% to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of the Term Loans and extended the maturity of the Term Loans by approximately nine months, to June 28, 2018. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs. The portion of the amendment considered a modification resulted in a charge of approximately $1 million. See "Liquidity, capital resources and financial condition—External financing" for further information.

Other (income) expense, net

        During fiscal 2015, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $1 million in related fees and expenses. During fiscal 2014, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $2 million in related fees and expenses.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2015 was a benefit of $1,084 million compared to an expense of $36 million in fiscal 2014. The effective rate for continuing operations for fiscal 2015 was a benefit of 447.9% which was primarily due to a tax benefit of $1,007 million related to a release of substantially all of the valuation allowance on the Company's U.S. net deferred tax assets, as discussed further below. All of the income tax benefit generated by the release of the valuation allowance was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized. The benefit from releasing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset fiscal 2015 income. The effective rate was further impacted by a decrease of $189 million in the Company's unrecognized U.S. federal and state tax benefits related to the February 19, 2015 approval and finalization of the Tentative Settlement (as defined in "Note 12, Commitment and Contingencies," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K) by the Joint Committee of Taxation.

        The provision for income taxes from continuing operations in fiscal 2014 was an expense of $36 million. Since pre-tax income was minimal, the effective rate for continuing operations for fiscal 2014 was not meaningful. The tax expense on continuing operations reflects an increase in the valuation allowance, which was partially offset by the utilization of deferred tax assets which had previously been subject to a valuation allowance, the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The U.S. valuation allowance for fiscal 2014 includes an increase of $28 million related to deferred tax liabilities generated by indefinite life intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

        At February 1, 2015, the valuation allowance on our U.S. deferred tax assets was approximately $1,013 million. Since fiscal 2010, we have maintained a full valuation allowance on our U.S. net deferred tax asset position. In each reporting period we have assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Through fiscal 2014, our history of U.S. operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability.

        In the fourth quarter of 2015, we released substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $1,007 million benefit in our provision for income taxes. The benefit from releasing the valuation allowance was partially offset by the utilization of $104 million of such deferred assets to offset fiscal 2015 income.

Adjusted EBITDA

        Adjusted EBITDA increased $107 million, or 13.9%, in fiscal 2015 as compared to fiscal 2014. Each of our reportable segments experienced an increase in Adjusted EBITDA in fiscal 2015 as compared to fiscal 2014.

        The increase in Adjusted EBITDA in fiscal 2015 was primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points to 12.3% in fiscal 2015 as compared to fiscal 2014, primarily due to gross margin improvements and, to a lesser extent, a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

        Adjusted net income increased $174 million, to $351 million, in fiscal 2015 as compared to fiscal 2014. The increase in Adjusted net income was attributable to sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

				Increase (Decrease)
	Fiscal Year
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014
	(Dollars in millions)
Net sales	$2,762	$2,690	$2,510	2.7%		7.2%
Operating income (loss)	$488	$474	$382	3.0%		24.1%
% of Net sales	17.7%	17.6%	15.2%	10 bps		240 bps
Depreciation and amortization	35	49	107	(28.6)%		(54.2)%
Restructuring	—	6	2		*	*

Adjusted EBITDA	$523	$529	$491	(1.1)%		7.7%
% of Net sales	18.9%	19.7%	19.6%	(80	) bps	10 bps

*
not meaningful

Fiscal 2016 compared to fiscal 2015

Net Sales

        Net sales increased $72 million, or 2.7%, in fiscal 2016 as compared to fiscal 2015.

        The increase in Net sales was primarily due to market growth and growth initiatives. These growth initiatives consist of investments in sales personnel, products, and technology aligned with our customers' multifamily, hospitality, and healthcare industries. The Net sales increase was partially offset by the impact of suboptimal inventory forecasting, and certain operational and distribution challenges from the second half of fiscal 2015. Management implemented improvements within the supply chain and expects to see improved results beginning with the first quarter of 2017. In addition, the Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $1 million reduction to Net sales in fiscal 2016.

Adjusted EBITDA

        Adjusted EBITDA decreased $6 million, or 1.1%, in fiscal 2016 as compared to fiscal 2015.

        The decrease was primarily due to increased Selling, general and administrative expenses related to expenses incurred for supply chain investments and the hiring of additional associates to support the expanding business and future growth.

        Adjusted EBITDA as a percentage of Net sales decreased approximately 80 basis points in fiscal 2016 as compared to fiscal 2015. The decrease was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to expenses incurred for supply chain corrective action.

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

Waterworks

				Increase (Decrease)
	Fiscal Year
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(Dollars in millions)
Net sales	$2,622	$2,510	$2,427	4.5%	3.4%
Operating income (loss)	$219	$208	$184	5.3%	13.0%
% of Net sales	8.4%	8.3%	7.6%	10 bps	70 bps
Depreciation and amortization	13	13	14	—	(7.1)%
Restructuring	2	1	—	*	*

Adjusted EBITDA	$234	$222	$198	5.4%	12.1%
% of Net sales	8.9%	8.8%	8.2%	10 bps	60 bps

*
not meaningful

Fiscal 2016 compared to fiscal 2015

Net Sales

        Net sales increased $112 million, or 4.5%, during fiscal 2016 as compared to fiscal 2015.

        Growth initiatives, including meters, storm drainage, and treatment plants contributed to the increase in fiscal 2016. Net sales was also positively impacted by higher sales volume due to improvements in the non-residential and residential construction markets, partially offset by a decline in Polyvinyl chlorides ("PVC") pipe pricing.

Adjusted EBITDA

        Adjusted EBITDA increased $12 million, or 5.4%, in fiscal 2016 as compared to fiscal 2015.

        The increase in fiscal 2016 was due to growth initiatives, partially offset by increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses was primarily driven by personnel related to hiring additional associates to support growth initiatives, variable costs due to the increased volume, and inflation.

        Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points in fiscal 2016 as compared to fiscal 2015. The increase in Adjusted EBITDA as a percentage of Net Sales is the result of improvements in gross margin partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales, due to investments in growth initiatives.

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

Construction & Industrial

				Increase (Decrease)
	Fiscal Year
				2016 vs. 2015
	2016	2015	2014		2015 vs. 2014
	(Dollars in millions)
Net sales	$2,063	$1,932	$1,753	6.8%	10.2%
Operating income	$190	$153	$98	24.2%	56.1%
% of Net sales	9.2%	7.9%	5.6%	130 bps	230 bps
Depreciation and amortization	34	31	39	9.7%	(20.5)%
Restructuring	—	—	2	—	*

Adjusted EBITDA	$224	$184	$139	21.7%	32.4%
% of Net sales	10.9%	9.5%	7.9%	140 bps	160 bps

*
not meaningful

Fiscal 2016 compared to fiscal 2015

Net Sales

        Net sales increased $131 million, or 6.8%, in fiscal 2016 as compared to fiscal 2015.

        Growth initiatives contributed to the increase in Net sales in in fiscal 2016 driven by our greenfields, Managed Sales Approach ("MSA") and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $1 million reduction to Net sales in fiscal 2016.

Adjusted EBITDA

        Adjusted EBITDA increased $40 million, or 21.7%, in fiscal 2016 as compared to fiscal 2015.

        The increase in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 140 basis points in fiscal 2016 as compared to fiscal 2015. The increase was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

Fiscal 2015 compared to fiscal 2014

Net Sales

        Net sales increased $179 million, or 10.2%, in fiscal 2015 as compared to fiscal 2014.

        Growth initiatives contributed to the increase in Net sales in fiscal 2015 driven by our greenfields, MSA and direct marketing initiatives. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $13 million reduction to Net sales in fiscal 2015.

Adjusted EBITDA

        Adjusted EBITDA increased $45 million, or 32.4%, in fiscal 2015 as compared to fiscal 2014.

        The increase in Adjusted EBITDA in fiscal 2015 as compared to fiscal 2014 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 160 basis points in fiscal 2015 as compared to fiscal 2014. This improvement was primarily driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

        During fiscal 2016, the Company's receipt of cash was primarily driven by cash receipts from operations, the sale of a business, and proceeds from stock option exercises, partially offset by net debt repayments including premiums and make-whole payments to call or redeem debt prior to maturity, the payment of interest on debt, capital expenditures and purchases of treasury shares.

        As of January 29, 2017, our combined liquidity of approximately $729 million was comprised of $75 million in cash and cash equivalents and $654 million of additional available borrowings (excluding $26 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	Amounts in millions
Operating activities	$513	$422	$295
Investing activities	(21)	726	84
Financing activities	(687)	(962)	(404)

Working capital

        Working capital, excluding cash and cash equivalents, was $929 million as of January 29, 2017, increasing $86 million as compared to $843 million as of January 31, 2016. Working capital, excluding the impact of discontinued operations and cash and cash equivalents, increased $99 million. The increase was primarily driven by business growth, resulting in increases in Receivables and Inventory, offset by increases in Accounts Payable. Additionally, working capital increased due to lower Accrued Interest as a result of debt refinancings and extinguishments.

Operating activities

        During fiscal 2016 cash provided by operating activities was $513 million compared to $422 million in fiscal 2015. Cash interest paid in fiscal 2016 was $296 million, compared to $397 million in fiscal 2015. Cash flows from operating activities included a payment of $7 million of original issue discount related to the extinguishment of a portion of the Term Loans in fiscal 2016. Cash flows from operating activities in fiscal 2015 included a payment of $12 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows used by operating activities for discontinued operations were $1 million in fiscal 2016 and cash flows provided by discontinued operations were $5 million in fiscal 2015. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $9 million in fiscal 2016 as compared to fiscal 2015. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable investment in working capital, restructuring payments, and supply chain corrective action at Facilities Maintenance.

        During fiscal 2015 cash provided by operating activities was $422 million compared to $295 million in fiscal 2014. Cash interest paid in fiscal 2015 was $397 million, compared to $456 million in fiscal 2014. Cash flows from operating activities during fiscal 2014 included a payment of $1 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities for discontinued operations were $5 million and $85 million during the fiscal 2015 and fiscal 2014, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $159 million in fiscal 2015 as compared to fiscal 2014. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to growth in earnings of continuing operations and working capital efficiency.

Investing activities

        During fiscal 2016, cash used by investing activities was $21 million, primarily comprised of $81 million of capital expenditures, offset by $32 million of cash received from the sales of property and equipment and $28 million of cash received from the sales of businesses, net of transaction costs.

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

Financing activities

        During fiscal 2016, cash used in financing activities was $687 million, primarily due to net debt repayments of $664 million, including premiums and make-whole payments to call or redeem debt prior to maturity, purchase of treasury shares of $34 million, and payments of $19 million for debt issuance and modification costs, partially offset by $33 million of proceeds from employee stock option exercises.

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

External financing

        As of January 29, 2017, HDS had an aggregate principal amount of $3,812 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $9 million and $38 million, respectively, and an additional $680 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $26 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        On January 26, 2017, HDS used cash and available borrowings under HDS's Senior ABL Facility, to repay $200 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $5 million loss on extinguishment of debt, which includes write-offs of $2 million and $3 million of unamortized original issue discount and unamortized deferred financing costs, respectively, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On October 14, 2016, HDS entered into a Fourth Amendment (the "Fourth Amendment") to the credit agreement governing HDS's existing Term Loan Facility. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) eliminate its LIBOR floor by means of a replacement tranche that replaced all of the Company's outstanding term loans in an aggregate principal amount of approximately $842 million and (ii) issue a new tranche of term loans in an aggregate principal amount of $550 million (the "Term B-2 Loans").

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

        On October 17, 2016 HDS used the proceeds from the Term B-2 Loans, together with cash on hand and available borrowings under HDS's Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of the February 2013 Senior Unsecured Notes, and pay a $48 million premium in accordance with the terms of the indenture governing such notes. As a result, the Company incurred a $59 million loss on extinguishment of the debt, which includes the $48 million premium and write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the "April 2016 Senior Unsecured Notes") at par. HDS received approximately $985 million, net of transaction fees. The transaction fees of $15 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

        On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding $1,000 million aggregate principal of the October 2012 Senior Unsecured Notes, and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $4 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $115 million loss on extinguishment of debt, which includes the $106 million make-whole premium and the write-off of $9 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        For additional information, see "Note 5, Debt," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Rating agency actions

        In December 2016, S&P downgraded HDS's Term B-1 Loans, Term B-2 Loans, and its 5.25% Senior Secured First Priority Notes due 2021 ("the December 2014 First Priority Notes") from BB to BB-. S&P cited its revised ratings criteria for companies within the capital goods sector for the downgrade.

        In September 2016, Moody's downgraded HDS's secured debt to B1 from Ba3. Moody's cited our reconfigured capital debt structure due to the October 2016 refinancing actions taken. Moody's maintained its Speculative Grade Liquidity Rating at SGL-1, citing their expectations that operating cash flows are sufficient to fund normal operating requirements and capital expenditures to support ongoing demand and growth initiatives. Also in September 2016, S&P assigned a BB issue-level rating for our Term B-2 Loans. S&P maintained its overall outlook as positive.

        In March 2016, Moody's Investor Service ("Moody's") upgraded HDS's corporate family rating to B1, from B2. Moody's cited our solid operating performance and lower level of balance sheet debt. In a related rating action, Moody's raised HDS's Speculative Grade Liquidity Rating to SGL-1 from SGL-2, citing their expectations of increasing free cash flows and the amount of revolving credit facility availability. Moody's rating outlook remains at positive. Also in March 2016, Standard & Poor's ("S&P") raised HDS's corporate credit rating to 'BB-' from 'B+', and revised its rating outlook to positive from stable.

Commodity and interest rate risk

Commodity risk

        We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity based products that we purchase and sell, which contain commodities such as steel, PVC, ductile iron and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

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

        A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $16 million (based on our borrowings as of January 29, 2017).

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of January 29, 2017 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Fiscal years after 2021
Long-term debt	$3,859	$14	$449	$1,875	$1,521
Interest on long-term debt(i)	997	182	339	314	162
Build-to-suit Lease(ii)	127	—	10	12	105
Operating leases	555	147	237	115	56
Purchase obligations(iii)	382	382	—	—	—

Total contractual cash obligations(iv)	$5,920	$725	$1,035	$2,316	$1,844

(i)
The interest rates for the Senior ABL Facility are calculated based on the rates as of January 29, 2017.

(ii)
On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility in Atlanta, Georgia. The lease commences upon completion of construction of the facility, which is anticipated to be early 2018. For additional information, see "Note 10—Supplemental Balance Sheet and Cash Flow Information," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

(iii)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel.

(iv)
The contractual obligations table excludes $2 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions.

Recent accounting pronouncements

        See "Note 1, Nature of Business and Summary of Significant Accounting Policies—Reccent Accounting Pronouncements," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

        Our critical accounting policies include:

Revenue recognition

        We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. We ship products to customers by internal fleet and third-party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers.

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

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2017 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

        For our annual goodwill impairment testing during the fourth quarter of fiscal 2016, we tested the four reporting units with goodwill balances. In accordance with ASC 350, we elected to first assess qualitative factors on all four reporting units: Facilities Maintenance, Waterworks, Construction & Industrial, and Home Improvement Solutions, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, we determined that it was not necessary to calculate the fair value using the DCF and market comparable approach for these four reporting units. There was no indication of impairment in any of the Company's reporting units in the fourth quarter 2016 goodwill impairment test.

        There was no indication of impairment in any of the Company's reporting units in the fiscal 2015 and fiscal 2014 annual tests.

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

        At January 29, 2017, Company's U.S. operations continued to have cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generation of taxable income in fiscal 2014, 2015, and 2016, long net operating loss carryforward periods, significant reduction in recent interest expense, a projected further reduction in future interest expense, and the business plan for fiscal 2017 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. As a result, the Company concluded that no additional valuation on its U.S. deferred assets was necessary. In addition, the Company reduced its valuation allowance related to its U.S. continuing operations by $1 million in fiscal 2016 as it determined it is "more likely than not" certain deferred income tax assets would be realized.

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

        This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not "more likely than not" to be realized. The Company recorded a valuation allowance related to its U.S. continuing operations of $28 million in fiscal 2014 as it believed it is "more likely than not" all of the U.S. deferred income tax assets will not be realized. In addition, the Company recorded a $9 million valuation allowance increase related to its U.S. discontinued operations for fiscal 2014.

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

        In November 2015, the FASB issued authoritative guidance on the balance sheet classification of deferred tax assets (ASU 2015-17). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to previous guidance which required a net current asset or liability and net non-current asset or liability on the balance sheet. The Company adopted this new standard as of January 31, 2016 (last day of fiscal 2015) and applied the new guidance on a prospective basis.

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of January 29, 2017 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

Stock-Based Compensation

        Our stock option expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate an expected forfeiture rate on all of our stock-based compensation awards and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See "Note 8—Stock Based Compensation and Employee Benefit Plans" in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Commodity and interest rate risk."

HD SUPPLY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	73
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	75
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	77
Consolidated balance sheets as of January 29, 2017 and January 31, 2016	78
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	79
Consolidated statements of cash flows for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	80
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	81
Consolidated balance sheets as of January 29, 2017 and January 31, 2016	82
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	83
Consolidated statements of cash flows for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	84
Notes to consolidated financial statements	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholder' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply Holdings, Inc. and its subsidiaries at January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Atlanta, Georgia
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 13, 2017

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net Sales	$7,439	$7,123	$6,682
Cost of sales	4,907	4,734	4,487

Gross Profit	2,532	2,389	2,195
Operating expenses:
Selling, general and administrative	1,637	1,535	1,446
Depreciation and amortization	95	108	178
Restructuring	9	9	6

Total operating expenses	1,741	1,652	1,630
Operating Income	791	737	565
Interest expense	269	394	462
Loss on extinguishment & modification of debt	179	100	108
Other (income) expense, net	—	1	(3)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	343	242	(2)
Provision (benefit) for income taxes	139	(1,084)	36

Income (Loss) from Continuing Operations	204	1,326	(38)
Income (Loss) from discontinued operations, net of tax	(8)	146	41

Net Income	$196	$1,472	$3

Other comprehensive income (loss)—foreign currency translation adjustment	1	12	(13)

Total Comprehensive Income (Loss)	$197	$1,484	$(10)

Weighted Average Common Shares Outstanding (thousands)
Basic	199,385	197,011	193,962
Diluted	202,000	201,308	193,962
Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$1.02	$6.73	$(0.20)
Income (Loss) from Discontinued Operations	$(0.04)	$0.74	$0.21

Net Income	$0.98	$7.47	$0.02

Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$1.01	$6.59	$(0.20)
Income (Loss) from Discontinued Operations	$(0.04)	$0.73	$0.21

Net Income	$0.97	$7.31	$0.02

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 29, 2017	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$75	$269
Receivables, less allowance for doubtful accounts of $13 and $13	904	872
Inventories	831	770
Current assets of discontinued operations	—	43
Other current assets	37	29

Total current assets	1,847	1,983

Property and equipment, net	303	310
Goodwill	2,869	2,869
Intangible assets, net	112	127
Deferred tax asset	556	685
Non-current assets of discontinued operations	—	20
Other assets	20	22

Total assets	$5,707	$6,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$532	$490
Accrued compensation and benefits	140	142
Current installments of long-term debt	14	9
Current liabilities of discontinued operations	—	30
Other current liabilities	157	200

Total current liabilities	843	871

Long-term debt, excluding current installments	3,798	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	106	98

Total liabilities	4,747	5,272

Stockholders' equity:
Common stock, par value $0.01; 1 billion shares authorized; 201.4 million and 200.1 million shares issued and outstanding at January 29, 2017 and January 31, 2016, respectively	2	2
Paid-in capital	3,962	3,909
Accumulated deficit	(2,969)	(3,150)
Accumulated other comprehensive loss	(15)	(16)
Treasury stock, at cost, 0.6 million and 0.06 million shares at January 29, 2017 and January 31, 2016, respectively	(20)	(1)

Total stockholders' equity	960	744

Total liabilities and stockholders' equity	$5,707	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares
							Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at February 2, 2014	192,382	(6)	$2	$—	$3,752	$(4,503)	$(15)	$(764)

Net income						3		3
Other comprehensive income (loss):
Foreign currency translation adjustment							(13)	(13)
Purchase of common stock		(1,870)		(52)				(52)
Shares issued under employee benefit plans	5,539		—		48			48
Stock-based compensation					17			17
Share retirement(2)	(1,470)	1,470		40		(40)		—
Other					1			1

Balance at February 1, 2015	196,451	(406)	$2	$(12)	$3,818	$(4,540)	$(28)	$(760)

Net income						1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment							12	12
Purchase of common stock		(2,282)		(72)				(72)
Shares issued under employee benefit plans	6,351		—		74			74
Stock-based compensation					16			16
Share retirement(2)	(2,630)	2,630		82		(82)		—
Other				1	1			2

Balance at January 31, 2016	200,172	(58)	$2	$(1)	$3,909	$(3,150)	$(16)	$744

Net income						196		196
Other comprehensive income (loss):
Foreign currency translation adjustment							1	1
Purchase of common stock		(953)		(33)				(33)
Shares issued under employee benefit plans	2,232		—		33			33
Stock-based compensation					20			20
Share retirement(2)	(450)	450		14		(14)		—
Other				—	—	(1)		(1)

Balance at January 29, 2017	201,954	(561)	$2	$(20)	$3,962	$(2,969)	$(15)	$960

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

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196	$1,472	$3
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102	134	226
Provision for uncollectibles	6	8	7
Non-cash interest expense	17	23	25
Payment of discounts upon extinguishment of debt	(7)	(12)	(1)
Loss on extinguishment & modification of debt	179	100	108
(Gain) loss on sales of businesses, net	6	(186)	(8)
Stock-based compensation expense	20	16	17
Deferred income taxes	129	(839)	55
Other	(11)	(4)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(38)	(63)	(90)
(Increase) decrease in inventories	(62)	(38)	(71)
(Increase) decrease in other current assets	3	11	18
(Increase) decrease in other assets	(2)	—	—
Increase (decrease) in accounts payable and accrued liabilities	(16)	(14)	1
Increase (decrease) in other long-term liabilities	(9)	(186)	5

Net cash provided by (used in) operating activities	513	422	295

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81)	(86)	(119)
Proceeds from sales of property and equipment	32	3	5
Proceeds from sales of businesses, net	28	809	198

Net cash provided by (used in) investing activities	(21)	726	84

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	33	74	48
Purchase of treasury shares	(34)	(71)	(52)
Borrowings of long-term debt	1,547	287	1,270
Repayments of long-term debt	(2,631)	(1,152)	(1,385)
Borrowings on long-term revolver debt	689	784	878
Repayments on long-term revolver debt	(269)	(880)	(1,142)
Debt issuance and modification costs	(19)	(6)	(21)
Other financing activities	(3)	2	—

Net cash provided by (used in) financing activities	(687)	(962)	(404)

Effect of exchange rates on cash and cash equivalents	1	(2)	(5)

Increase (decrease) in cash and cash equivalents	$(194)	$184	$(30)
Cash and cash equivalents at beginning of period	269	85	115

Cash and cash equivalents at end of period	$75	$269	$85

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net Sales	$7,439	$7,123	$6,682
Cost of sales	4,907	4,734	4,487

Gross Profit	2,532	2,389	2,195
Operating expenses:
Selling, general and administrative	1,637	1,535	1,446
Depreciation and amortization	95	108	178
Restructuring	9	9	6

Total operating expenses	1,741	1,652	1,630
Operating Income	791	737	565
Interest expense	269	394	462
Loss on extinguishment & modification of debt	179	100	108
Other (income) expense, net	—	1	(3)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	343	242	(2)
Provision (benefit) for income taxes	139	(1,084)	36

Income (Loss) from Continuing Operations	204	1,326	(38)
Income (Loss) from discontinued operations, net of tax	(8)	146	41

Net Income	$196	$1,472	$3

Other comprehensive income (loss)—foreign currency translation adjustment	1	12	(13)

Total Comprehensive Income (Loss)	$197	$1,484	$(10)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 29, 2017	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$73	$266
Receivables, less allowance for doubtful accounts of $13 and $13	904	872
Inventories	831	770
Current assets of discontinued operations	—	43
Other current assets	37	29

Total current assets	1,845	1,980

Property and equipment, net	303	310
Goodwill	2,869	2,869
Intangible assets, net	112	127
Deferred tax asset	556	685
Non-current assets of discontinued operations	—	20
Other assets	20	22

Total assets	$5,705	$6,013

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$532	$490
Accrued compensation and benefits	140	142
Current installments of long-term debt	14	9
Current liabilities of discontinued operations	—	30
Other current liabilities	157	199

Total current liabilities	843	870

Long-term debt, excluding current installments	3,798	4,302
Non-current liabilities of discontinued operations	—	1
Other liabilities	106	98

Total liabilities	4,747	5,271

Stockholder's equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at January 29, 2017 and January 31, 2016	—	—
Paid-in capital	3,806	3,786
Accumulated deficit	(2,833)	(3,028)
Accumulated other comprehensive loss	(15)	(16)

Total stockholder's equity	958	742

Total liabilities and stockholder's equity	$5,705	$6,013

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at February 2, 2014	$—	$3,750	$(4,503)	$(15)	$(768)

Net income			3		3
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Stock-based compensation		17			17
Other		1			1

Balance at February 1, 2015	$—	$3,768	$(4,500)	$(28)	$(760)

Net income			1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment				12	12
Stock-based compensation		16			16
Other		2			2

Balance at January 31, 2016	$—	$3,786	$(3,028)	$(16)	$742

Net income			196		196
Other comprehensive income (loss):
Foreign currency translation adjustment				1	1
Stock-based compensation		20			20
Other			(1)		(1)

Balance at January 29, 2017	$—	$3,806	$(2,833)	$(15)	$958

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196	$1,472	$3
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102	134	226
Provision for uncollectibles	6	8	7
Non-cash interest expense	17	23	25
Payment of discounts upon extinguishment of debt	(7)	(12)	(1)
Loss on extinguishment & modification of debt	179	100	108
(Gain) loss on sales of businesses, net	6	(186)	(8)
Stock-based compensation expense	20	16	17
Deferred income taxes	129	(839)	55
Other	(11)	(4)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(38)	(63)	(90)
(Increase) decrease in inventories	(62)	(38)	(71)
(Increase) decrease in other current assets	3	11	18
(Increase) decrease in other assets	(2)	—	—
Increase (decrease) in accounts payable and accrued liabilities	(16)	(14)	1
Increase (decrease) in other long-term liabilities	(9)	(186)	5

Net cash provided by (used in) operating activities	513	422	295

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81)	(86)	(119)
Proceeds from sales of property and equipment	32	3	5
Proceeds from sales of businesses, net	28	809	198

Net cash provided by (used in) investing activities	(21)	726	84

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,547	287	1,270
Repayments of long-term debt	(2,631)	(1,152)	(1,385)
Borrowings on long-term revolver debt	689	784	878
Repayments on long-term revolver debt	(269)	(880)	(1,142)
Debt issuance and modification costs	(19)	(6)	(21)
Other financing activities	(3)	2	—

Net cash provided by (used in) financing activities	(686)	(965)	(400)

Effect of exchange rates on cash and cash equivalents	1	(2)	(5)

Increase (decrease) in cash and cash equivalents	$(193)	$181	$(26)
Cash and cash equivalents at beginning of period	266	85	111

Cash and cash equivalents at end of period	$73	$266	$85

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

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 530,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services includes approximately 845,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

        HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

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

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended January 29, 2017 ("fiscal 2016"), fiscal year ended January 31, 2016 ("fiscal 2015"), and fiscal year ended February 1, 2015 ("fiscal 2014") each included 52 weeks.

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

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At January 29, 2017 and January 31, 2016, vendor rebates due to HD Supply were $89 million and $76 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to seven years. At January 29, 2017 and January 31, 2016, capitalized software costs totaled $34 million and $40 million, respectively, net of accumulated amortization of $210 million and $186 million, respectively. Amortization of capitalized software costs totaled $27 million, $38 million, and $39 million, in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. The Company determines the fair values of its identified reporting units using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2016, fiscal 2015, or fiscal 2014.

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

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 29, 2017 and January 31, 2016, reserves totaled approximately $79 million and $84 million, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company's long-term financial assets and liabilities are recorded at historical costs. See "Note 6, Fair Value Measurements," for information on the fair value of long-term financial instruments.

Revenue Recognition

        HD Supply recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

        HD Supply ships products to customers by internal fleet and third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $33 million, $30 million, and $23 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $109 million, $99 million, and $98 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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

Leases

        Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification ("ASC") 840, "Leases." The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. HD Supply conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease.

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $34 million, $35 million, and $32 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar, primarily Canadian dollars, are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average exchange rate.

Stock-Based Compensation

        The HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan") provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, "Compensation—Stock Compensation," which requires the recognition of share-based compensation costs in the financial statements. The Company includes these costs in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Recent Accounting Pronouncements

        Goodwill—In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Statement of Cash Flows—In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. On a prospective basis, the ASU will only impact the Company to the extent it has restricted cash.

        Income Taxes—In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory" ("ASU 2016-16"). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting ASU 2016-16.

        Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016.

        The Company adopted the guidance from this amendment on January 30, 2017 (the first day of fiscal 2017) recording a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. On an ongoing basis, the impact to the Company will be through a credit to charge the tax provision reflecting the difference between the amount deductible for tax purposes and the amount expensed for book purposes as options are exercised.

        Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The new guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

        Inventory—In July 2015, the FASB issued ASU No. 2015-11, "Inventory, Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out ("FIFO") or average cost methods and excludes inventory measured using last-in, first-out ("LIFO") or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Going Concern—In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). The amendments in the Update provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from when the financial statements are issued. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2016. The Company adopted the guidance from the amendment in the fourth quarter of fiscal 2016. The adoption did not result in any impact on the Company's financial position, results of operations or cash flows.

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"), amended by ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016.

        The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category identified and will compare the results to current accounting practice. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018). The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

        The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on Company operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently evaluating the impact of adopting ASU 2014-09, but has not yet determined what effect, if any, the new guidance will have on its financial position, results of operations or cash flows.

NOTE 2—DISCONTINUED OPERATIONS

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

NOTE 2—DISCONTINUED OPERATIONS (Continued)

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

        In January 2014, the Company initiated the disposal of Litemor, a specialty lighting distributor within the Company's HD Supply Canada business. During fiscal 2014, the Company completed the disposal of Litemor through liquidation and branch sales, resulting in a pre-tax loss on disposal of $15 million, which includes cash and non-cash charges.

Summary Financial Information

        In accordance with ASC 205-20, "Discontinued Operations" and ASU 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity," the results of Interior Solutions, Power Solutions, Hardware Solutions, and Litemor operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net sales	$85	$1,656	$2,485
Cost of sales	64	1,383	2,002

Gross Profit	21	273	483
Operating expenses:
Selling, general and administrative	24	218	366
Depreciation and amortization	1	21	44
Restructuring	—	—	1

Total operating expenses	25	239	411
Operating Income (Loss)	(4)	34	72
(Gain) loss on disposal of discontinued operations	6	(186)	7
Other (income) expense, net	—	1	(3)

Income (loss) before provision for income taxes	(10)	219	68
Provision (benefit) for income taxes	(2)	73	27

Income (loss) from discontinued operations, net of tax	$(8)	$146	$41

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        At January 29, 2017 and January 31, 2016, the carrying amounts of major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets were as follows (amounts in millions):

	January 29, 2017	January 31, 2016
Current assets:
Receivables, less allowance for doubtful accounts of $—and $1	$—	$31
Inventories	—	12

Total current assets	—	43

Intangible assets, net	—	3
Other non-current assets	—	17

Total assets of discontinued operations	$—	$63

Current Liabilities:
Accounts payable	$—	$19
Accrued compensation and benefits	—	2
Other current liabilities	—	9

Total current liabilities	—	30

Other non-current liabilities	—	1

Total liabilities of discontinued operations	$—	$31

        The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net cash flows provided by (used in) operating activities	$(1)	$5	$85

Cash flows from investing activities:
Capital expenditures	—	(4)	(22)
Proceeds from sales of businesses, net	28	809	198

Net cash flows provided by (used in) investing activities	$28	$805	$176

NOTE 3—RELATED PARTIES

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

NOTE 3—RELATED PARTIES (Continued)

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

        Purchases—HD Supply purchased product from affiliates of Bain for $8 million in fiscal 2015. HD Supply purchased product from affiliates of the Equity Sponsors for approximately $52 million in fiscal 2014. Management believes these transactions were conducted at prices that an unrelated third party would pay.

        Sales—In May 2015, an independent Board member of the Company acquired a minority interest in an HD Supply customer. HD Supply sold product to the customer totaling $4 million, $4 million, and $3 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of January 29, 2017			As of January 31, 2016
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,877	(815)	1,062	1,877	(815)	1,062
Construction & Industrial	183	(74)	109	183	(74)	109
Home Improvement Solutions	125	(30)	95	125	(30)	95

Total goodwill	$3,788	$(919)	$2,869	$3,788	$(919)	$2,869

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

        HD Supply performed the annual goodwill impairment testing during the fourth quarter of fiscal 2016 (as of October 30, 2016). There was no indication of impairment in any of the Company's reporting units in the fiscal 2016 annual test or in the fiscal 2015 and fiscal 2014 annual tests. The

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

Company's analysis was based, in part, on HD Supply's expectation of future market conditions for each of the reporting units, as well as, discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company's goodwill could be impaired.

Intangible Assets

        HD Supply's intangible assets as of January 29, 2017 and January 31, 2016 consisted of the following (amounts in millions):

	As of January 29, 2017			As of January 31, 2016
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$67	$(28)	$39	$69	$(24)	$45
Trade names	141	(68)	73	142	(60)	82
Other	1	(1)	—	2	(2)	—

Total	$209	$(97)	$112	$213	$(86)	$127

        During fiscal 2016, the Company wrote-off approximately $3 million of gross, fully amortized intangible assets.

        Amortization expense for continuing operations related to intangible assets was $14 million, $15 million, and $80 million, in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Estimated future amortization expense for continuing operations for intangible assets recorded as of January 29, 2017 is $13 million each year for fiscal years 2017 through 2021.

NOTE 5—DEBT

        On January 26, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $200 million aggregate principal of its Term B-1 Loans, as defined below. As a result, the Company incurred a $5 million loss on extinguishment of debt, which includes write-offs of $2 million and $3 million of unamortized original issue discount and unamortized deferred financing costs, respectively, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On October 14, 2016, HDS entered into a Fourth Amendment (the "Fourth Amendment") to the credit agreement governing its existing Term Loan Facility, as defined below. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) eliminate its London Interbank Offered Rate ("LIBOR") floor by means of a replacement tranche that replaced all of the Company's outstanding term loans in an aggregate principal amount of approximately $842 million (the "Term B-1 Loans") and (ii) issue a new tranche of term loans in an aggregate principal amount of $550 million (the "Term B-2 Loans").

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

NOTE 5—DEBT (Continued)

1.00% of the original principal amount of the replaced tranche with the balance payable on the maturity date, August 13, 2021.

        The Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term Loan Facility allows for a reduction in the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio, as defined in the agreement, of 3.0x or less. The Term B-2 Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

        On October 17, 2016, HDS used the proceeds from the Term B-2 Loans, together with available cash and available borrowings under its Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of its 7.5% Senior Unsecured Notes due 2020 (the "February 2013 Senior Unsecured Notes"), and pay a $48 million premium in accordance with the terms of the indenture governing such notes. As a result, the Company incurred a $59 million loss on extinguishment of debt, which includes the $48 million premium and write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 (the "April 2016 Senior Unsecured Notes") at par. HDS received approximately $985 million, net of transaction fees. The transaction fees of $15 million are reflected as deferred financing costs on the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

        On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020 (the "October 2012 Senior Unsecured Notes"), and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $4 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $115 million loss on extinguishment of debt, which includes the $106 million make-whole premium and the write-off of $9 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

        HDS's long-term debt as of January 29, 2017 and January 31, 2016 consisted of the following (dollars in millions):

	January 29, 2017		January 31, 2016
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2018	$421	2.38	$—	—
Term Loans due 2021	—	—	848	3.75
Term B-1 Loans due 2021	639	3.75	—	—
Term B-2 Loans due 2023	549	3.75	—	—
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	—	—
October 2012 Senior Unsecured Notes due 2020	—	—	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	—	—	1,275	7.50

Total gross long-term debt	$3,859		$4,373

Less unamortized discount	(9)		(11)
Less unamortized deferred financing costs	(38)		(51)

Total net long-term debt	$3,812		$4,311
Less current installments	(14)		(9)

Total net long-term debt, excluding current installments	$3,798		$4,302

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of January 29, 2017, HDS had $680 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $26 million of borrowings available on qualifying cash balances). Of the approximately $421 million borrowed on the Senior ABL Facility as of January 29, 2017, approximately $61 million represents Canadian borrowings with the remainder in the U.S.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

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

        At HDS's option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker's acceptance ("BA") rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the Senior ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the Senior ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

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

NOTE 5—DEBT (Continued)

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

Covenants

        The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the December 2014 First Priority Notes), in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount.

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

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured term loan facility (the "Term Loan Facility"; the term loans thereunder, the "Term Loans") providing for Term Loans in an original aggregate principal amount of $1,392 million, comprised of two tranches, Term B-1 Loans and Term B-2 Loans, with original aggregate principal amounts of $842 million and $550 million, respectively. Term B-1 Loans will mature on August 13, 2021 (the "Term B-1 Loans Maturity Date") and Term B-2 Loans will mature on October 17, 2023 (the "Term B-2 Loans Maturity Date"). Both Term B-1 Loans and Term B-2 Loans amortize in equal quarterly installments in aggregate principal amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective Maturity Dates. Both Term B-1 Loans and Term B-2 Loans bear interest at the applicable margin for borrowings

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The Term Loan Facility allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.

        In accordance with the Fourth Amendment, annual excess cash flow ("ECF") provisions are applicable beginning with the fiscal year ending on January 28, 2018 (fiscal 2017) and each fiscal year thereafter. The ECF provision is not applicable to fiscal 2016.

        During the first quarter of fiscal 2015 and in accordance with the annual ECF provisions of the Term Loan Facility prior to the Fourth Amendment, the Company offered a prepayment of $34 million based on the ECF calculation for fiscal 2014. The lenders of the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015.

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

Prepayment

        Term B-1 Loans may be prepaid at any time without premium or penalty. Term B-2 Loans may be prepaid at any time during the first six months after October 14, 2016 subject to a prepayment penalty of 1% of the aggregate principal amount outstanding and may be prepaid at any time after the first six months after October 14, 2016 without premium or penalty. Under certain circumstances and subject to

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

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

NOTE 5—DEBT (Continued)

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

        The December 2014 First Priority Indenture and the applicable collateral documents provide that any capital stock and other securities of any of HDS's subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

Redemption

        HDS may redeem the December 2014 First Priority Notes, in whole or in part, at any time after December 15, 2017, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on December 15 of the year set forth below.

Year	Percentage
2017	103.398%
2018	102.625%
2019	101.313%
2020 and thereafter	100.000%

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

        HDS issued $1,000 aggregate principal amount of April 2016 Senior Unsecured Notes under an Indenture, dated as of April 11, 2016 ("April 2016 Senior Unsecured Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors and the Trustee. The April 2016 Senior Unsecured Notes bear interest at a rate of 5.75% per annum and will mature on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year.

        The April 2016 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities and December 2014 First Priority Notes, to the extent of the value of the collateral securing each indebtedness.

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

Redemption

        HDS may redeem the April 2016 Senior Unsecured Notes, in whole or in part, at any time (1) prior to April 15, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the April 2016 Senior Unsecured Notes Indenture and (2) on or after April 15, 2019, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

11.5% Senior Unsecured Notes due 2020

        HDS's October 2012 Senior Unsecured Notes bore interest at 11.5% per annum with a maturity date of July 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the April 27, 2016 redemption of all the outstanding $1,000 million aggregate principal amount of the October 2012 Senior Unsecured Notes.

7.5% Senior Unsecured Notes due 2020

        HDS's February 2013 Senior Unsecured Notes bore interest at 7.5% per annum with a maturity date of July 15, 2020. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the redemption on October 17, 2016 of all the outstanding $1,275 million aggregate principal of the February 2013 Senior Unsecured Notes.

December 2014 First Priority Notes

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the December 2014 First Priority Indenture, HDS must offer to repurchase all of the December 2014 First Priority Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain circumstances, HDS must use the proceeds to make an offer to purchase the Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

        The December 2014 First Priority Indenture contains covenants that, among other things, limit the ability of HDS and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with HDS's affiliates. Most of these covenants will cease to apply for so long as the December 2014 First Priority Notes have investment grade ratings from both Moody's Investment Services, Inc. and Standard & Poor's. HDS is in compliance with all such covenants.

Events of Default

        The December 2014 First Priority Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding December 2014 First Priority Notes to be due and payable immediately. The December 2014 First Priority Indenture also provides for specified cross default and cross acceleration to other material indebtedness.

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at January 29, 2017 are summarized below (amounts in millions):

	Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$14	$435	$14	$14	$1,861	$1,521	$3,859

Fiscal 2015 and Fiscal 2014 Transactions

        On October 13, 2015, HDS used proceeds from the sale of the Power Solutions business unit to redeem all of the outstanding $675 million aggregate principal amount of its 11% Senior Secured Second Priority Notes due 2020 (the "April 2012 Second Priority Notes") and paid a $72 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $37 million of accrued but unpaid interest to the redemption date. As a result, the Company recorded an $80 million loss on extinguishment of debt, which includes the $72 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 13, 2015, HDS entered into an incremental amendment (the "Incremental Agreement") to the credit agreement governing its Term Loan Facility, as defined above, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under HDS's Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the Term Loan Facility, as defined above, as of the date of the Incremental Agreement. Pursuant to the Incremental Agreement, the Term Loans will mature on August 13, 2021 and bear interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed term loans), with the LIBOR floor to remain at 1.00%. The Term Loans amortize in equal quarterly installments in

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans' maturity date.

        In connection with the amendment, the Company recorded a modification and extinguishment charge of $20 million, which includes financing fees of $5 million and $15 million to write off a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On December 19, 2014, HDS used the net proceeds from the December 2014 First Priority Notes issuance, together with available cash, to redeem all of the outstanding $1,250 million aggregate principal amount of 8 1/8% Senior Secured First Priority Notes due 2019 ("2012 First Priority Notes"), and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and $18 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $106 million loss on extinguishment of debt, which includes the $106 million make-whole premium payment to redeem the 2012 First Priority Notes and the write-off of $15 million of unamortized deferred financing costs, offset by the write-off of $15 million of unamortized premium on the 2012 First Priority Notes.

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

        In connection with the amendment, HDS paid approximately $1 million in financing costs, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50, "Debt-Modifications and Extinguishments." A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

NOTE 6—FAIR VALUE MEASUREMENTS

        The fair value measurements and disclosure principles of GAAP (ASC 820, "Fair Value Measurements and Disclosures") define fair value, establish a framework for measuring fair value and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of January 29, 2017 and January 31, 2016 (amounts in millions):

	As of January 29, 2017		As of January 31, 2016
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$421	$410	$—	$—
Term Loans and Notes	3,438	3,572	4,373	4,560

Total	$3,859	$3,982	$4,373	$4,560

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

NOTE 7—INCOME TAXES

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
United States	$338	$233	$(2)
Foreign	5	9	—

Total	$343	$242	$(2)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Current:
Federal	$3	$(165)	$9
State	2	(12)	(1)
Foreign	5	4	—

	10	(173)	8
Deferred:
Federal	118	(828)	26
State	11	(84)	2
Foreign	—	1	—

	129	(911)	28

Total	$139	$(1,084)	$36

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2016, fiscal 2015, and fiscal 2014 was approximately 40.5%, (447.9%), and not meaningful since pretax loss was minimal, respectively.

        The Company's effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company's fiscal 2016 effective rate was impacted by the geographical mix of where income was generated. The Company's fiscal 2015 effective rate was impacted by reversing substantially all of the valuation allowance on its net U.S. deferred income taxes and a decrease in the Company's unrecognized tax position. The Company's fiscal 2014 effective tax rate was significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2014 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company's U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2016, fiscal 2015, and fiscal 2014 is as follows (amounts in millions):

	Fiscal year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Income taxes at federal statutory rate	$120	$84	$—
State income taxes, net of federal income tax benefit	13	13	—
Foreign rate differential	(1)	(1)	—
Legal entity restructuring	1	14	—
Valuation allowance	(1)	(1,007)	28
Adjustments to tax reserves	2	(189)	7
Other, net	5	2	1

Total provision (benefit)	$139	$(1,084)	$36

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 29, 2017 and January 31, 2016 were as follows (amounts in millions):

	January 29, 2017	January 31, 2016
Deferred Tax Assets:
Accrued compensation	$23	$26
Accrued self-insurance liabilities	18	17
Other accrued liabilities	21	24
Restructuring liabilities	18	23
Net operating loss carryforward	660	751
Fixed assets	10	25
Allowance for doubtful accounts	6	6
Inventory	35	35
Tax credit carryforward	19	14
Other	4	5
Valuation allowance	(5)	(6)

Noncurrent deferred tax assets	809	920
Deferred Tax Liabilities:
Prepaid expense	$(1)	$(1)
Deferred financing costs	(5)	(9)
Software costs	(11)	(12)
Intangible assets	(205)	(166)
Income from discharge of indebtedness	(31)	(47)

Noncurrent deferred tax liabilities	(253)	(235)

Deferred tax assets (liabilities), net	$556	$685

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The Company has designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. As of January 29, 2017, deferred taxes have not been provided as the Company's tax basis exceeds its financial reporting book basis with respect to its foreign subsidiary. In fiscal 2016, the Company repatriated $72 million of cash to the U.S., which, to the extent of current earnings and profits, and foreign withholding taxes resulted in $4 million of tax expense. In fiscal 2015, the Company repatriated $92 million of cash and property to the U.S., which, to the extent of current earnings and profits, resulted in $10 million income tax expense in the U.S. Beginning in fiscal 2017, the Company anticipates that all of its Canadian earnings will be permanently reinvested until such time the Canadian borrowings under the Senior ABL Facility, which was initially drawn on during fiscal 2016, are paid off.

        As of January 29, 2017 the Company had tax-effected U.S. federal net operating loss carryforwards of $623 million which expires beginning in fiscal 2031. The Company also had $100 million of tax effected state net operating loss carryforwards which expire in various years between fiscal 2017 and fiscal 2036. The Company also had $11 million of U.S. federal alternative minimum tax credits which have an indefinite carryforward period, $4 million of U.S. federal research and development credits which expire between fiscal 2031 and fiscal 2036, and $4 million of tax-effected state tax credits which expire in various years between fiscal 2019 and fiscal 2025.

        At January 29, 2017, the Company's U.S. operations continued to have cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generation of taxable income in fiscal 2014, 2015, and 2016, long net operating loss carryforward periods, a significant reduction in recent interest expense, a projected further reduction in future interest expense, and the business plan for fiscal 2017 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. As a result, the Company concluded that no additional valuation on its U.S. deferred assets was necessary. In addition, the Company reduced its valuation allowance related to its U.S. continuing operations by $1 million in fiscal 2016 as it determined it is "more likely than not" certain deferred income tax assets would be realized.

        At January 31, 2016, the Company's U.S. operations were in a position of cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generation of taxable income in fiscal 2014 and 2015, long net operating loss carryforward periods, a significant reduction in recent interest expense, a projected further reduction in future interest expense, and the business plan for fiscal 2016 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. Accordingly, in the fourth quarter of fiscal 2015, the Company reversed substantially all of its valuation allowance on its net U.S. deferred tax assets, resulting in a $1,007 million benefit in its provision for income taxes. The benefit from reversing the valuation allowance was partially offset by the utilization of $104 million of such deferred tax assets to offset current year income. At January 31, 2016, after the reverse of the valuation allowance, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        In fiscal 2014, the Company recorded a valuation allowance on its total U.S. operations of $28 million net income tax expense related to continuing operations and $9 million net income tax benefit related to discontinued operations.

        The future utilization of the Company's Net Operating Loss carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years). Future direct or indirect changes in the ownership of the Company's common stock, including sales or acquisitions of the Company's common stock by stockholders and purchases and issuances of the Company's common stock by the Company, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of the Company's NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on the Company's future results of operations and financial position.

        Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2016 and fiscal 2015. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in the Company's net operating taxable loss carryforwards, pursuant to ASC 718, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the Company's current taxes payable in fiscal 2016 or fiscal 2015 due to net operating loss carryforwards, these "windfall" tax benefits are not reflected in the Company's net operating losses in deferred tax assets for fiscal 2016 or fiscal 2015. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2016 and fiscal 2015 were $56 million and $48 million, respectively. See "Note 1, Nature of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements—Stock Compensation," for further information.

        For fiscal 2016, the Company recorded a $2 million net income tax benefit related to its U.S. business in discontinued operations. For fiscal 2015, the Company recorded a $69 million net income tax expense related to its U.S. business and a $4 million net income tax expense related to its Canadian business in discontinued operations. For fiscal 2014, the Company recorded a $24 million net income tax expense related to its U.S. business and a $3 million net income tax expense related to its Canadian business in discontinued operations.

        Federal, state and foreign income taxes net current receivable total $7 million and $3 million as of fiscal 2016 and fiscal 2015, respectively.

Accounting for uncertain tax positions

        The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, "Income Taxes." ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

amount of unrecognized tax benefits for continuing operations for fiscal 2016, fiscal 2015, and fiscal 2014 is as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Unrecognized Tax Benefits beginning of period	$9	$187	$192
Gross increases for tax positions in current period	—	1	1
Gross increases for tax positions in prior period	1	5	—
Gross decreases for tax positions in prior period	—	(2)	(1)
Settlements	—	(181)	(5)
Lapse of statutes	—	(1)	—

Unrecognized Tax Benefits end of period	$10	$9	$187

        The resolution of the unrecognized tax benefits could affect the annual effective income tax rate.

        The Company did not change its accrual for net interest and penalties related to unrecognized tax benefits for fiscal 2016. For fiscal 2015, the Company decreased by $29 million its accrual for net interest and penalties related to unrecognized tax benefits. For fiscal 2014, the Company accrued $2 million of net interest and penalties related to unrecognized tax benefits. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at fiscal 2016, fiscal 2015, and fiscal 2014, was zero, zero, and $29 million, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

        The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service ("IRS"). Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company's tax years from 2007 and forward remain open for audit by the IRS and various state governments.

        The decrease in the Company's fiscal 2015 unrecognized U.S. federal and state tax benefits including gross interest accrual was driven by an income tax benefit of approximately $189 million from the approval and finalization of the Tentative Settlement (as defined in Note 12, Commitments and Contingencies).

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        The HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan") provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Stock Incentive Plan. As of January 29, 2017, approximately 7.8 million registered shares were available for issuance under the Plan.

        The HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July, with the first offering period commenced on January 1, 2014. During fiscal 2016, fiscal 2015, and fiscal 2014, eligible associates purchased approximately 96,000 shares, 117,000 shares, and 114,000 shares, respectively, under the ESPP. As of January 29, 2017, approximately 1.7 million registered shares were available for issuance under the ESPP.

Stock Options

        Under the terms of the Plan and the Stock Incentive Plan (collectively, the "HDS Plans"), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings' stock on the date of the grant.

        The non-qualified stock options under the HDS Plans generally vest at the rate of 25% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant.

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 2, 2014	15,010	$13.30
Granted	—	—
Exercised	(4,076)	10.97
Forfeited	(495)	15.94

Outstanding at February 1, 2015	10,439	$14.08

Granted	—	—
Exercised	(5,647)	12.50
Forfeited	(55)	15.28

Outstanding at January 31, 2016	4,737	$15.95

Granted	1,362	28.22
Exercised	(1,782)	16.44
Forfeited	(154)	24.83

Outstanding at January 29, 2017	4,163	$19.42

        The total intrinsic value of options exercised was approximately $33 million, $110 million, and $65 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. As of January 29, 2017, there were approximately 4.2 million stock options outstanding with a weighted-average remaining life of 5.5 years and an aggregate intrinsic value of approximately $97 million. As of January 29, 2017, there were approximately 2.8 million options exercisable with a weighted-average exercise price of $15.62, a

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

weighted-average remaining life of 3.9 years and an aggregate intrinsic value of approximately $76 million. As of January 29, 2017, there were approximately 3.8 million options vested or expected to ultimately vest with a weighted-average exercise price of $18.75, a weighted-average remaining life of 5.2 years and an aggregate intrinsic value of approximately $92 million.

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

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Risk-free interest rate	1.54%	—	—
Dividend yield	0.0%	—	—
Expected volatility factor	36.2%	—	—
Expected option life in years	6.25	—	—

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of Holdings and HD Supply's competitors over the expected life of the HD Supply options. These competitors' volatilities were adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. No options were granted during fiscal 2015 or fiscal 2014. The weighted-average fair value of each option granted during fiscal 2016 was $10.74. HD Supply recognized $5 million, $5 million, and $8 million of stock-based compensation expense related to stock options during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. As of January 29, 2017 the unamortized compensation expense related to stock options was $10 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        A summary of RSA and RSU activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2014	353	$18.18
Granted	1,508	24.32
Vested	(131)	20.04
Forfeited	(125)	24.40

Non-vested at February 1, 2015	1,605	$23.32

Granted	1,147	29.05
Vested	(440)	23.59
Forfeited	(581)	26.02

Non-vested at January 31, 2016	1,731	$26.08

Granted	590	28.46
Vested	(539)	26.03
Forfeited	(232)	27.33

Non-vested at January 29, 2017	1,550	$27.07

        The total fair value of RSAs and RSUs vested during the year was $16 million, $13 million, and $3 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. HD Supply recognized $15 million, $11 million, and $9 million of stock-based compensation expense related to RSAs and RSUs during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. As of January 29, 2017 the unamortized compensation expense related to RSAs and RSUs was $26 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees' contributions to the plan. A portion of the matching contributions are generally made shortly after the end of each pay period with the remaining portion made after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid matching contributions of $17 million, $19 million, and $19 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

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

        The following basic and diluted weighted-average common shares information is provided for Holdings.

        The reconciliation of basic to diluted weighted-average common shares for fiscal 2016, fiscal 2015, and fiscal 2014 is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Weighted-average common shares	199,385	197,011	193,962
Effect of potentially dilutive stock plan securities	2,615	4,297	—

Diluted weighted-average common shares	202,000	201,308	193,962
Stock plan securities excluded from dilution(1)	1,856	792	12,044

(1)
Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of January 29, 2017 and January 31, 2016 consisted of the following (amounts in millions):

	January 29, 2017	January 31, 2016
Trade receivables, net of allowance for doubtful accounts	$804	$784
Vendor rebate receivables	89	76
Other receivables	11	12

Total receivables, net	$904	$872

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Property and Equipment

        Property and equipment as of January 29, 2017 and January 31, 2016 consisted of the following (amounts in millions):

	January 29, 2017	January 31, 2016
Land	$21	$30
Buildings and improvements	208	221
Transportation equipment	77	73
Furniture, fixtures and equipment	265	262
Capitalized software	244	226
Construction in progress	51	34

Property and equipment	866	846
Less accumulated depreciation & amortization	(563)	(536)

Property and equipment, net	$303	$310

Build-to-Suit Lease

        On February 4, 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. The lease commences upon completion of construction which is anticipated to be early 2018.

        In accordance with ASC 840, "Leases," for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain "sales-leaseback" criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as an operating lease. If upon completion of construction, the lease does not meet the "sales-leaseback" criteria, the leased property will be treated as a capital lease and included in Property and equipment on the Consolidated Balance Sheet. As of January 29, 2017, the Consolidated Balance Sheet includes $21 million of build-to-suit assets in Construction in progress, and the corresponding financial obligation of $21 million in Other long-term liabilities in the Consolidated Balance Sheet.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Other Current Liabilities

        Other current liabilities as of January 29, 2017 and January 31, 2016 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Accrued interest	$30	$73	$30	$73
Accrued non-income taxes	31	30	31	30
Other	96	97	96	96

Total other current liabilities	$157	$200	$157	$199

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2016, fiscal 2015, and fiscal 2014 was approximately $296 million, $397 million, and $456 million, respectively. During fiscal 2016, the Company paid $7 million of original issue discounts related to the portion of the $200 million payment on Term Loans B-1 considered an extinguishment under ASC 470-50, "Debt—Modifications and Extinguishments." During fiscal 2015, the Company paid $12 million of original issue discounts related to the portion of the Incremental Agreement considered an extinguishment under ASC 470-50. During fiscal 2014, the Company paid $1 million of original issue discounts related to the portion of the Term Loan amendment considered an extinguishment under ASC 470-50.

        Cash paid for income taxes, net of refunds, in fiscal 2016, fiscal 2015, and fiscal 2014 was approximately $13 million, $16 million, and $39 million, respectively. Cash paid for income taxes in fiscal 2014 includes a $27 million payment for the tentative settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

NOTE 11—RESTRUCTURING ACTIVITIES

Fiscal 2015 Plan

        As a result of the sale of the Power Solutions business unit in October 2015, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015, we initiated a restructuring plan to strategically align our leadership and functional support teams. During fiscal 2015, we incurred $9 million of restructuring charges under this plan. During fiscal 2016, we accelerated and expanded the restructuring plan, incurring $20 million of restructuring charges, offset by a net gain of $11 million related to real estate transactions under the plan. In total the Company incurred net restructuring charges of $18 million and expects the plan to deliver a payback of approximately two years via a reduction in costs. The Company completed the activities under the plan in fiscal 2016 and does not expect to incur additional charges.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—RESTRUCTURING ACTIVITIES (Continued)

        As of January 29, 2017, the liability balances for these restructuring activities were $5 million and are included in Other current liabilities in the Consolidated Balance Sheet. Payments for these initial charges are expected to be substantially complete in the next twelve months.

        The following table presents the activity for the liability balance (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—January 31, 2016	$6	$1	$7
Charges	8	12	20
Cash payments	(9)	(13)	(22)

Balance—January 29, 2017	$5	$—	$5

Fiscal 2013 Plan

        During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction in the global support center and, to a lesser extent, its business units. During fiscal 2014, the Company continued restructuring activities under this plan, resulting in a restructuring charge of $6 million in fiscal 2014 for additional workforce reductions of approximately 130 employees, primarily at Facilities Maintenance, and the consolidation of six Construction & Industrial branches into three branches. These charges were recorded to operating expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2014, the Company completed the restructuring activities under this plan. No further charges are expected under this plan.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2037. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $154 million, $139 million, and $125 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

        Future minimum aggregate rental payments under non-cancelable operating leases as of January 29, 2017 are as follows (amounts in millions):

	Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
Operating Leases	$147	131	106	70	45	56	$555
Build-to-Suit Lease(i)	$—	5	5	6	6	105	$127

(i)
Represents the future cash payments for the leadership development and headquarters facility currently under construction in Atlanta, Georgia. See "Note 10, Supplemental Balance Sheet and Cash Flow Information" for further information.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company subleases certain leased facilities to third parties. In addition, the Company leases certain owned facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases and leases as of January 29, 2017 are approximately $34 million. These subleases and leases expire at various dates through the year 2025.

Purchase Obligations

        As of January 29, 2017, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $382 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2017 for these obligations.

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

        The Tentative Settlement and the carryback claims were subject to review by the Joint Committee on Taxation ("JCT") and the Tentative Settlement does not become effective nor are the carryback claims finalized until the JCT reviews them without objection or the IRS Office of Appeals executes such settlement, whichever comes first. The JCT is required to review refunds in excess of $2 million.

        On February 19, 2015, the Company received notification the Tentative Settlement was approved by the JCT. As a result of the approval and finalization of the Tentative Settlement, the tax years ending February 3, 2008 and February 1, 2009 are settled and closed to any further adjustments.

        See "Note 7, Income Taxes," for further disclosures on the Company's income taxes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies." In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters, if disposed of unfavorably to the Company, are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

NOTE 13—SEGMENT INFORMATION

        HD Supply's operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support. The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, "Segment Reporting." For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply's ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

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

  •
  Construction & Industrial—Construction & Industrial distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Construction & Industrial also offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION (Continued)

        In addition to the reportable segments, the Company's consolidated financial results include "Corporate" which includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

        Beginning in the fourth quarter of fiscal 2016, we combined the Home Improvement Solutions business unit with the Construction & Industrial business unit. Prior to the sale of our Interior Solutions business unit, Interior Solutions was under common management with Home Improvement Solutions, with both included in the Corporate segment. As a result of the sale, management elected to realign Home Improvement Solutions into the Construction & Industrial operating segment. The realignment benefits Home Improvement Solutions with the strong leadership, proven category management processes, and customer-centricity at Construction & Industrial. All periods presented have been revised to reflect the combined business unit.

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2016
	Facilities Maintenance	Waterworks	Construction & Industrial	Corporate	Total Continuing Operations
Net sales	$2,762	2,622	2,063	(8)	$7,439
Adjusted EBITDA	$523	234	224	(60)	$921
Depreciation(1) & Software Amortization	$29	11	33	14	$87
Other Intangible Amortization	$6	2	1	5	$14
Total Assets(2)	$2,358	1,663	808	878	$5,707
Capital Expenditures(2)	$22	10	32	17	$81

	Fiscal Year 2015
	Facilities Maintenance	Waterworks	Construction & Industrial	Corporate	Total Continuing Operations
Net sales	$2,690	2,510	1,932	(9)	$7,123
Adjusted EBITDA	$529	222	184	(59)	$876
Depreciation(1) & Software Amortization	$43	11	30	14	$98
Other Intangible Amortization	$6	2	1	6	$15
Total Assets(2)	$2,358	1,636	788	1,234	$6,016
Capital Expenditures(2)	$20	10	34	22	$86

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION (Continued)

	Fiscal Year 2014
	Facilities Maintenance	Waterworks	Construction & Industrial	Corporate	Total Continuing Operations
Net sales	$2,510	2,427	1,753	(8)	$6,682
Adjusted EBITDA	$491	198	139	(59)	$769
Depreciation(1) & Software Amortization	$50	11	25	16	$102
Other Intangible Amortization	$57	3	14	6	$80
Total Assets(2)	$2,390	1,640	768	1,179	$5,977
Capital Expenditures(2)	$32	15	35	37	$119

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

Reconciliation to Consolidated Financial Statements

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total Adjusted EBITDA	$921	$876	$769
Depreciation and amortization	101	113	182
Stock-based compensation	20	16	17
Restructuring	9	9	6
Other	—	1	(1)

Operating income	791	737	565
Interest expense	269	394	462
Loss on extinguishment & modification of debt	179	100	108
Other (income) expense, net	—	1	(3)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	343	242	(2)
Provision (benefit) for income taxes	139	(1,084)	36

Income (loss) from continuing operations	$204	$1,326	$(38)

        Net sales for HD Supply outside the United States, primarily Canada, were $124 million, $125 million, and $130 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $5 million and $6 million as of January 29, 2017 and January 31, 2016, respectively.

NOTE 14—GUARANTOR SUBSIDIARIES

        As of January 29, 2017, HDS (the "Debt Issuer") had outstanding December 2014 First Priority Notes and April 2016 Senior Unsecured Notes (collectively the "Notes") guaranteed by certain of its

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada.

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

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

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

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its indirect wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2016, fiscal 2015 or fiscal 2014.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,319	$122	$(2)	$7,439	$—
Cost of sales	—	4,843	65	(1)	4,907	—

Gross Profit	—	2,476	57	(1)	2,532	—
Operating expenses:
Selling, general and administrative	71	1,518	49	(1)	1,637	—
Depreciation and amortization	13	80	2	—	95	—
Restructuring	6	3	—	—	9	—

Total operating expenses	90	1,601	51	(1)	1,741	—
Operating Income (Loss)	(90)	875	6	—	791	—
Interest expense	287	243	1	(262)	269	—
Interest (income)	(244)	(18)	—	262	—	—
Net (earnings) loss of equity affiliates	(598)	—	—	598	—	(196)
Loss on extinguishment & modification of debt	179	—	—	—	179	—
Other income (expense), net	—	—	—	—	—	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	286	650	5	(598)	343	196
Provision (benefit) for income taxes	83	52	4	—	139	—

Income (Loss) from Continuing Operations	203	598	1	(598)	204	196
Income (loss) from discontinued operations, net of tax	(7)	(1)	—	—	(8)	—

Net Income (Loss)	$196	$597	$1	$(598)	$196	$196
Other comprehensive income—foreign currency translation adjustment	1	—	1	(1)	1	1

Total Comprehensive Income (Loss)	$197	$597	$2	$(599)	$197	$197

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,004	$121	$(2)	$7,123	$—
Cost of sales	—	4,670	65	(1)	4,734	—

Gross Profit	—	2,334	56	(1)	2,389	—
Operating expenses:
Selling, general and administrative	73	1,418	45	(1)	1,535	—
Depreciation and amortization	15	92	1	—	108
Restructuring charge	2	7	—	—	9	—

Total operating expenses	90	1,517	46	(1)	1,652	—
Operating Income (Loss)	(90)	817	10	—	737	—
Interest expense	399	243	1	(249)	394	—
Interest (income)	(243)	(6)	—	249	—	—
Net (earnings) loss of equity affiliates	(365)	—	—	365	—	(1,472)
Loss on extinguishment & modification of debt	100	—	—	—	100	—
Other income (expense), net	1	—	—	—	1	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	18	580	9	(365)	242	1,472
Provision (benefit) for income taxes	(1,337)	249	4	—	(1,084)	—

Income (Loss) from Continuing Operations	1,355	331	5	(365)	1,326	1,472
Income (loss) from discontinued operations, net of tax	117	21	8	—	146	—

Net Income (Loss)	$1,472	$352	$13	$(365)	$1,472	$1,472
Other comprehensive income—foreign currency translation adjustment	12	—	12	(12)	12	12

Total Comprehensive Income (Loss)	$1,484	$352	$25	$(377)	$1,484	$1,484

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

Amounts in millions

	Fiscal Year 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$6,555	$129	$(2)	$6,682	$—
Cost of sales	—	4,417	71	(1)	4,487	—

Gross Profit	—	2,138	58	(1)	2,195	—
Operating expenses:
Selling, general and administrative	61	1,331	55	(1)	1,446	—
Depreciation and amortization	17	160	1	—	178	—
Restructuring	1	5	—	—	6	—

Total operating expenses	79	1,496	56	(1)	1,630	—
Operating Income (Loss)	(79)	642	2	—	565	—
Interest expense	464	242	1	(245)	462	—
Interest (income)	(241)	(4)	—	245	—	—
Net (earnings) loss of equity affiliates	(427)	—	—	427	—	(3)
Loss on extinguishment & modification of debt	108	—	—	—	108	—
Other (income) expense, net	(3)	—	—	—	(3)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	20	404	1	(427)	(2)	3
Provision (benefit) for income taxes	8	28	—	—	36	—

Income (Loss) from Continuing Operations	12	376	1	(427)	(38)	3
Income (loss) from discontinued operations, net of tax	(9)	45	5	—	41	—

Net Income (Loss)	$3	$421	$6	$(427)	$3	$3
Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(10)	$421	$(7)	$(414)	$(10)	$(10)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

Amounts in millions

	As of January 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$51	$17	$5	$—	$73	$2
Receivables, net	3	885	16	—	904	—
Inventories	—	813	18	—	831	—
Intercompany receivables	—	1	—	(1)	—	—
Other current assets	13	22	2	—	37	—

Total current assets	67	1,738	41	(1)	1,845	2

Property and equipment, net	76	225	2	—	303	—
Goodwill	—	2,869	—	—	2,869	—
Intangible assets, net	—	111	1	—	112	—
Deferred tax asset	681	—	2	(127)	556	—
Investment in subsidiaries	2,451	—	—	(2,451)	—	958
Intercompany notes receivable	2,192	584	—	(2,776)	—	—
Other assets	16	4	—	—	20	—

Total assets	$5,483	$5,531	$46	$(5,355)	$5,705	$960

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$508	$11	$—	$532	$—
Accrued compensation and benefits	38	100	2	—	140	—
Current installments of long-term debt	14	—	—	—	14	—
Intercompany payables	—	—	1	(1)	—	—
Other current liabilities	52	99	6	—	157	—

Total current liabilities	117	707	20	(1)	843	—

Long-term debt, excluding current installments	3,737	—	61	—	3,798	—
Deferred tax liabilities	—	127	—	(127)	—	—
Intercompany notes payable	584	2,192	—	(2,776)	—	—
Other liabilities	87	17	2	—	106	—

Total liabilities	4,525	3,043	83	(2,904)	4,747	—

Stockholders' equity (deficit)	958	2,488	(37)	(2,451)	958	960

Total liabilities and stockholders' equity (deficit)	$5,483	$5,531	$46	$(5,355)	$5,705	$960

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

Amounts in millions

	As of January 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$233	$18	$15	$—	$266	$3
Receivables, net	5	852	15	—	872	—
Inventories	—	753	17	—	770	—
Current assets of discontinued operations	—	43	—	—	43	—
Other current assets	9	19	1	—	29	—

Total current assets	247	1,685	48	—	1,980	3

Property and equipment, net	55	253	2	—	310	—
Goodwill	—	2,869	—	—	2,869	—
Intangible assets, net	—	125	2	—	127	—
Deferred tax asset	759	—	2	(76)	685	—
Non-current assets of discontinued operations	—	20	—	—	20	—
Investment in subsidiaries	2,623	—	—	(2,623)	—	742
Intercompany notes receivable	2,192	627	—	(2,819)	—	—
Other assets	20	2	—	—	22	—

Total assets	$5,896	$5,581	$54	$(5,518)	$6,013	$745

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$469	$9	$—	$490	$—
Accrued compensation and benefits	38	101	3	—	142	—
Current installments of long-term debt	9	—	—	—	9	—
Current liabilities of discontinued operations	—	30	—	—	30	—
Other current liabilities	93	99	7	—	199	—

Total current liabilities	152	699	19	—	870	—

Long-term debt, excluding current installments	4,302	—	—	—	4,302	—
Deferred tax liabilities	—	76	—	(76)	—	—
Non-current liabilities of discontinued operations	—	1	—	—	1	—
Intercompany notes payable	627	2,192	—	(2,819)	—	—
Other liabilities	73	22	3	—	98	—

Total liabilities	5,154	2,990	22	(2,895)	5,271	—

Stockholders' equity (deficit)	742	2,591	32	(2,623)	742	745

Total liabilities and stockholders' equity (deficit)	$5,896	$5,581	$54	$(5,518)	$6,013	$745

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$524	$(12)	$1	$—	$513	$—

Cash flows from investing activities
Capital expenditures	(17)	(63)	(1)	—	(81)	—
Proceeds from sale of property and equipment	—	32	—	—	32	—
Proceeds from sale of businesses, net	28	—	—	—	28	—
(Investments in) return of capital in equity affiliates	71	—	—	(71)	—	—
Proceeds from (payments of) intercompany notes	—	43	—	(43)	—	—
Other investing activities	—	—	—	—	—	—

Net cash flows from investing activities	$82	$12	$(1)	$(114)	$(21)	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	33
Purchase of treasury shares	—	—	—	—	—	(34)
Equity contribution (return of capital)	—	—	(71)	71	—	—
Borrowings from (repayments to) intercompany notes	(43)	—	—	43	—	—
Borrowings of long-term debt	1,547	—	—	—	1,547	—
Repayments of long-term debt	(2,631)	—	—	—	(2,631)	—
Borrowings on long-term revolver	629	—	60	—	689	—
Repayments on long-term revolver	(269)	—	—	—	(269)	—
Debt issuance and modification fees	(19)	—	—	—	(19)	—
Other financing activities	(2)	(1)	—	—	(3)	—

Net cash flows from financing activities	(788)	(1)	(11)	114	(686)	$(1)

Effect of exchange rates on cash	—	—	1	—	1	—

Net increase (decrease) in cash & cash equivalents	$(182)	$(1)	$(10)	$—	$(193)	$(1)
Cash and cash equivalents at beginning of period	233	18	15	—	266	—

Cash and cash equivalents at end of period	$51	$17	$5	$—	$73	$(1)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$329	$75	$18	$—	$422	$—
Cash flows from investing activities
Capital expenditures	(18)	(67)	(1)	—	(86)	—
Proceeds from sale of property and equipment	—	3	—	—	3	—
Proceeds from sale of a business, net	809	—	—	—	809	—
(Investments in) return of capital in equity affiliates	34	—	—	(34)	—	—
Proceeds from (payments of) intercompany notes	—	(16)	—	16	—	—

Net cash flows from investing activities	$825	$(80)	$(1)	$(18)	$726	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	74
Purchase of treasury shares	—	—	—	—	—	(71)
Equity contribution (return of capital)	—	(2)	(32)	34	—	—
Borrowings (repayments) of intercompany notes	16	—	—	(16)	—	—
Borrowings of long-term debt	287	—	—	—	287	—
Repayments of long-term debt	(1,152)	—	—	—	(1,152)	—
Borrowings on long-term revolver	784	—	—	—	784	—
Repayments of long-term revolver	(880)	—	—	—	(880)	—
Debt issuance and modification fees	(6)	—	—	—	(6)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	(949)	(2)	(32)	18	(965)	$3

Effect of exchange rates on cash	—	—	(2)	—	(2)	—

Net increase (decrease) in cash & cash equivalents	$205	$(7)	$(17)	$—	$181	$3
Cash and cash equivalents at beginning of period	28	25	32	—	85	—

Cash and cash equivalents at end of period	$233	$18	$15	$—	$266	$3

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

Amounts in millions

	Fiscal Year 2014
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$191	$81	$23	$—	$295	$—

Cash flows from investing activities
Capital expenditures	(17)	(102)	—	—	(119)	—
Proceeds from sale of property and equipment	1	4	—	—	5	—
Proceeds from sale of a business, net	198	—	—	—	198	—
(Investments in) return of capital of equity affiliates	27	—	—	(27)	—	—
Proceeds from (payments of) intercompany notes	—	25	—	(25)	—	—

Net cash flows from investing activities	$209	$(73)	$—	$(52)	$84	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	48
Purchase of treasury shares	—	—	—	—	—	(52)
Equity contribution (return of capital)	—	—	(27)	27	—	—
Borrowings (repayments) of intercompany notes	(25)	—	—	25	—	—
Borrowings of long-term debt	1,270	—	—	—	1,270	—
Repayments of long-term debt	(1,385)	—	—	—	(1,385)	—
Borrowings on long-term revolver	878	—	—	—	878	—
Repayments of long-term revolver	(1,142)	—	—	—	(1,142)	—
Debt issuance and modification fees	(21)	—	—	—	(21)	—

Net cash flows from financing activities	$(425)	$—	$(27)	$52	$(400)	$(4)

Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(25)	$8	$(9)	$—	$(26)	$(4)
Cash and cash equivalents at beginning of period	53	17	41	—	111	4

Cash and cash equivalents at end of period	$28	$25	$32	$—	$85	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 29, 2017 and January 31, 2016 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2016
Net sales	$1,781	$2,016	$2,008	$1,634	$7,439
Gross profit	609	680	683	560	2,532
Income (loss) from continuing operations	(22)	168	107	90	204
Income (loss) from discontinued operations	—	(4)	(4)	—	(8)
Net income (loss)	(14)	98	60	52	196
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.07)	$0.51	$0.32	$0.26	$1.02
Income (loss) from discontinued operations	—	(0.02)	(0.02)	—	(0.04)
Net income (loss)	(0.07)	0.49	0.30	0.26	0.98
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.07)	$0.51	$0.32	$0.26	$1.01
Income (loss) from discontinued operations	—	(0.02)	(0.02)	—	(0.04)
Net income (loss)	(0.07)	0.49	0.30	0.26	0.97
Fiscal Year 2015
Net sales	$1,660	$1,937	$1,942	$1,584	$7,123
Gross profit	559	648	648	534	2,389
Income (loss) from continuing operations	234	104	15	973	1,326
Income (loss) from discontinued operations	8	5	235	(102)	146
Net income (loss)	242	109	250	871	1,472
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$1.20	$0.53	$0.08	$4.91	$6.73
Income (loss) from discontinued operations	0.04	0.03	1.19	(0.51)	0.74
Net income (loss)	1.24	0.55	1.27	4.39	7.47
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$1.17	$0.52	$0.07	$4.84	$6.59
Income (loss) from discontinued operations	0.04	0.02	1.17	(0.51)	0.73
Net income (loss)	1.21	0.54	1.24	4.33	7.31

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2016 includes a loss on extinguishment of debt of $115 million. Income (loss) from continuing operations and Net income (loss) in the third quarter of fiscal 2016 includes a loss on extinguishment of debt of $59 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2015 includes a $189 million tax settlement with the IRS. Income (loss) from continuing operations and Net income (loss) in the second quarter of fiscal 2015 includes a loss on extinguishment and modification of debt of $100 million. Income (loss) from continuing operations and Net income (loss) in the fourth quarter of fiscal 2015 includes a $1,007 million benefit in provision for income taxes from the reversal of the valuation allowance on the Company's net U.S. deferred tax assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of January 29, 2017 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of January 29, 2017 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d- 15(f), during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

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

        The management of Holdings and HDS assessed the effectiveness of Holdings' and HDS' internal control over financial reporting as of January 29, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of January 29, 2017, Holdings' and HDS' internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013).

        Holdings' and HDS' internal control over financial reporting as of January 29, 2017 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 29, 2017.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2017 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2017 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2017 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2017 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years ended January 29, 2017 and January 31, 2016 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2016	Fiscal 2015
Audit Fee(1)	$3.2 million	$3.1 million
Audited-Related Fees(2)	$—	$2.6 million
Tax Fees(3)	$0.5 million	$1.0 million
All Other Fees(4)	$—	$0.2 million
Total	$3.7 million	$6.9 million

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

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described by the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2016 and fiscal 2015.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	73
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	75
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	77
Consolidated balance sheets as of January 29, 2017 and January 31, 2016	78
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	79
Consolidated statements of cash flows for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	80
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	81
Consolidated balance sheets as of January 29, 2017 and January 31, 2016	82
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	83
Consolidated statements of cash flows for (i) the fiscal year ended January 29, 2017, (ii) the fiscal year ended January 31, 2016, and (iii) the fiscal year ended February 1, 2015	84
Notes to consolidated financial statements	85

(b)   Exhibit Index

        The following exhibits are filed or furnished with this annual report:

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement, dated as of June 19, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)

2.2	Letter Agreement, dated August 14, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.(1)

2.3	Amendment, dated as of August 27, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and HDS Investment Holding, Inc. and HDS Acquisition Subsidiary, Inc.(1)

3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc.(8)

3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc.(8)

3.3	Certificate of Incorporation of HD Supply, Inc.(1)

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc.(10)

3.5	Amended and Restated By-Laws of HD Supply, Inc.(10)

4.1	Indenture, dated as of December 4, 2014, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(12)

4.2	First Supplemental Indenture, dated as of December 4, 2014, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 5.25% Senior Secured First Priority Notes due 2021.(12)

4.3	Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2024.(16)

4.4	First Supplemental Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2024.(16)

4.5	Form of 5.25% Senior Secured First Priority Note due 2021.(12)

4.6	Form of 5.75% Senior Note due 2024.(16)

4.7	Form of Common Stock Certificate.(7)

10.1	Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.(4)

10.2	Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(6)

Exhibit Number	Exhibit Description
10.3	Amendment No. 2 to Credit Agreement, dated as of February 6, 2014, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto.(11)

10.4	Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lender parties thereto.(14)

10.5	Fourth Amendment to Credit Agreement, dated as of October 14, 2016, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent, Term B-1 Lender and Term B-2 Lender, and the several lenders and financial institutions party thereto.(18)

10.6	Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(4)

10.7	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(5)

10.8	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(5)

10.9	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(11)

10.10	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.(11)

10.11	Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement.(4)

10.12	ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc., as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party thereto, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto.(4)

Exhibit Number	Exhibit Description
10.13	Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent.(9)

10.14	ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(5)

10.15	ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.(11)

10.16	U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(4)

10.17	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(5)

10.18	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(5)

10.19	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(11)

10.20	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.(11)

Exhibit Number	Exhibit Description
10.21	ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.(4)

10.22	Collateral Agreement, dated as of December 4, 2014, made by HD Supply, Inc. and the Subsidiaries named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(12)

10.23	Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(4)

10.24	Joinder to the Intercreditor Agreement, dated as of December 4, 2014, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2012.(12)

10.25	Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.(4)

10.26	Joinder to the Cash Flow Intercreditor Agreement, dated as of December 4, 2014, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020, and Wilmington Trust, National Association, as note collateral agent for the 5.25% Senior Secured First Priority Notes due 2021.(12)

10.27	Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(12)

10.28	Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.(4)

Exhibit Number		Exhibit Description
10.29		ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(12)

10.30		ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.(4)

10.31		First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(12)

10.32		First Lien Secured Note Grant of Security Interest in Copyrights, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 5.25% Senior Secured First Priority Notes due 2021.(12)

10.33	#	HDS Investment Holding, Inc. Stock Incentive Plan.(3)

10.34	#	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007.(1)

10.35	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo.(2)

10.36	#	Separation Agreement & Release of Claims, dated as of January 4, 2017, among HD Supply, Inc., HD Supply Holdings, Inc. and Margaret M. Newman.(19)

10.37	#	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt.(11)

10.38	#	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman.(2)

10.39		Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc.(1)

10.40		Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc.(1)

10.41		Form of Director Indemnification Agreement.(9)

10.42		Form of Director Indemnification Agreement (March 2017).(27)

10.43		Schedule of Signatories to a Director Indemnification Agreement.(19)

10.44	#	Form of Employee Stock Option Agreement.(2)

10.45	#	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement.(7)

10.46	#	Form of Employee Stock Option Agreement (November 2015).(13)

10.47	#	Form of Change of Control Agreement.(17)

Exhibit Number		Exhibit Description
10.48	#	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan.(7)

10.49	#	HD Supply Holdings, Inc. Annual Incentive Plan.(7)

10.50	#	HD Supply Holdings, Inc. Employee Stock Purchase Plan.(7)

10.51	#	Form of Director Restricted Stock Unit Agreement.(7)

10.52	#	Form of Director Deferred Stock Unit Agreement.(7)

10.53	#	Board of Directors Compensation Policy (March 2015).(12)

10.54	#	Form of Restricted Stock Agreement for Executive Officers And Associates.(11)

10.55	#	Form of Employee Restricted Stock Agreement (November 2015).(13)

12.1		Computation of Ratio of Earnings to Fixed Charges.(19)

18.1		Preferability Letters.(12)

21.1		List of Subsidiaries.(19)

23.1		Consent of PricewaterhouseCoopers LLP.(19)

31.1		Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)

31.2		Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)

31.3		Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)

31.4		Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.(19)

32.1		Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

32.2		Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

32.3		Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

32.4		Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

101		Interactive data files pursuant to Rule 405 of Regulation S-T.(19)

1)
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

(5)
Previously filed in Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012.

(6)
Previously filed in Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 16, 2013.

(7)
Previously filed in Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 13, 2013.

(8)
Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(9)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013.

(10)
Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

(11)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014.

(12)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2015.

(13)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015.

(14)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 9, 2015.

(15)
Previously filed in Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 18, 2016.

(16)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 7, 2016.

(17)
Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on November 14, 2016.

(18)
Previously filed in Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 6, 2016.

(19)
Filed herewith.

#
Management contract or compensatory plan or arrangement.

(c)   Financial Statement Schedules

HD SUPPLY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
February 1, 2015	$18	—	6	(8)	—	$16
January 31, 2016	$16	(1)	7	(8)	—	$14
January 29, 2017	$14	(1)	6	(6)	—	$13

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense (Benefit)	Balance at End of Period
Fiscal Year ended:
February 1, 2015	$996	17	$1,013
January 31, 2016	$1,013	(1,007)	$6
January 29, 2017	$6	(1)	$5

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 13, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 13, 2017
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 13, 2017
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 13, 2017
/s/ JOHN W. ALDEN John W. Alden	Director	March 13, 2017
/s/ BETSY S. ATKINS Betsy S. Atkins	Independent Lead Director	March 13, 2017
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 13, 2017
/s/ PETER A. LEAV Peter A. Leav	Director	March 13, 2017

Signature	Capacity	Date

/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 13, 2017
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 13, 2017
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 13, 2017
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 13, 2017

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 13, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 13, 2017
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 13, 2017
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 13, 2017
/s/ JOHN W. ALDEN John W. Alden	Director	March 13, 2017
/s/ BETSY S. ATKINS Betsy S. Atkins	Independent Lead Director	March 13, 2017
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 13, 2017
/s/ PETER A. LEAV Peter A. Leav	Director	March 13, 2017

Signature	Capacity	Date

/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 13, 2017
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 13, 2017
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 13, 2017
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 13, 2017