Form 10-Q
period 2017-04-30
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2017-06-06
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Emerging growth company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.

HD Supply Holdings, Inc. ☐
HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of June 2, 2017:

HD Supply Holdings, Inc.	202,659,525 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended January 29, 2017 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of industries in which we operate include:

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

•      our ability to complete the sale of our Waterworks business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	April 30, 2017	May 1, 2016
Net Sales	$1,873	$1,781
Cost of sales	1,242	1,172
Gross Profit	631	609
Operating expenses:
Selling, general and administrative	431	401
Depreciation and amortization	24	23
Restructuring	—	7
Total operating expenses	455	431
Operating Income	176	178
Interest expense	49	85
Loss on extinguishment of debt	3	115
Other (Income) expense, net	2	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	122	(22)
Provision (benefit) for income taxes	37	(8)
Income (Loss) from Continuing Operations	85	(14)
Income from discontinued operations, net of tax	—	—
Net Income (Loss)	$85	$(14)
Other comprehensive income (loss) — foreign currency translation adjustment	1	4
Total Comprehensive Income (Loss)	$86	$(10)

Weighted Average Common Shares Outstanding (thousands)
Basic	200,708	198,808
Diluted	203,017	198,808

Basic Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.42	$(0.07)
Income from Discontinued Operations	$—	$—
Net Income (Loss)	$0.42	$(0.07)
Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$0.42	$(0.07)
Income from Discontinued Operations	$—	$—
Net Income (Loss)	$0.42	$(0.07)

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	April 30, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70	$75
Receivables, less allowance for doubtful accounts of $14 and $13	1,015	904
Inventories	913	831
Other current assets	40	37
Total current assets	2,038	1,847
Property and equipment, net	309	303
Goodwill	2,869	2,869
Intangible assets, net	109	112
Deferred tax asset	579	556
Other assets	22	20
Total assets	$5,926	$5,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$532
Accrued compensation and benefits	84	140
Current installments of long-term debt	14	14
Other current liabilities	156	157
Total current liabilities	975	843
Long-term debt, excluding current installments	3,716	3,798
Other liabilities	112	106
Total liabilities	4,803	4,747
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 202.9 million and 201.4 million shares issued and outstanding at April 30, 2017 and January 29, 2017, respectively	2	2
Paid-in capital	3,994	3,962
Accumulated deficit	(2,850)	(2,969)
Accumulated other comprehensive loss	(14)	(15)
Treasury stock, at cost, 0.2 and 0.6 million shares at April 30, 2017 and January 29, 2017, respectively	(9)	(20)
Total stockholders’ equity	1,123	960
Total liabilities and stockholders’ equity	$5,926	$5,707

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	April 30, 2017	May 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85	$(14)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	25
Provision for uncollectibles	2	1
Non-cash interest expense	3	4
Payment of discounts upon extinguishment of debt	(4)	—
Loss on extinguishment of debt	3	115
Stock-based compensation expense	6	6
Deferred income taxes	34	(9)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(113)	(81)
(Increase) decrease in inventories	(83)	(91)
(Increase) decrease in other current assets	(3)	(20)
Increase (decrease) in accounts payable and accrued liabilities	129	140
Increase (decrease) in other long-term liabilities	—	—
Net cash provided by (used in) operating activities	83	76
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24)	(17)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(22)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	25	6
Purchase of treasury shares	(9)	(9)
Borrowings of long-term debt	—	1,000
Repayments of long-term debt	(100)	(1,108)
Borrowings on long-term revolver debt	75	—
Repayments on long-term revolver debt	(55)	—
Debt issuance costs	(5)	(14)
Other financing activities	3	(2)
Net cash provided by (used in) financing activities	(66)	(127)
Effect of exchange rates on cash and cash equivalents	—	2
Increase (decrease) in cash and cash equivalents	$(5)	$(66)
Cash and cash equivalents at beginning of period	75	269
Cash and cash equivalents at end of period	$70	$203

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended
	April 30, 2017	May 1, 2016
Net Sales	$1,873	$1,781
Cost of sales	1,242	1,172
Gross Profit	631	609
Operating expenses:
Selling, general and administrative	431	401
Depreciation and amortization	24	23
Restructuring	—	7
Total operating expenses	455	431
Operating Income	176	178
Interest expense	49	85
Loss on extinguishment of debt	3	115
Other (Income) expense, net	2	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	122	(22)
Provision (benefit) for income taxes	37	(8)
Income (Loss) from Continuing Operations	85	(14)
Income from discontinued operations, net of tax	—	—
Net Income (Loss)	$85	$(14)
Other comprehensive income (loss) — foreign currency translation adjustment	1	4
Total Comprehensive Income (Loss)	$86	$(10)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	April 30, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$52	$73
Receivables, less allowance for doubtful accounts of $14 and $13	1,015	904
Inventories	913	831
Other current assets	40	37
Total current assets	2,020	1,845
Property and equipment, net	309	303
Goodwill	2,869	2,869
Intangible assets, net	109	112
Deferred tax asset	579	556
Other assets	22	20
Total assets	$5,908	$5,705
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$721	$532
Accrued compensation and benefits	84	140
Current installments of long-term debt	14	14
Other current liabilities	154	157
Total current liabilities	973	843
Long-term debt, excluding current installments	3,716	3,798
Other liabilities	112	106
Total liabilities	4,801	4,747
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at April 30, 2017 and January 29, 2017	—	—
Paid-in capital	3,812	3,806
Accumulated deficit	(2,691)	(2,833)
Accumulated other comprehensive loss	(14)	(15)
Total stockholder’s equity	1,107	958
Total liabilities and stockholder’s equity	$5,908	$5,705

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	April 30, 2017	May 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85	$(14)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	25
Provision for uncollectibles	2	1
Non-cash interest expense	3	4
Payment of discounts upon extinguishment of debt	(4)	—
Loss on extinguishment of debt	3	115
Stock-based compensation expense	6	6
Deferred income taxes	34	(9)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(113)	(81)
(Increase) decrease in inventories	(83)	(91)
(Increase) decrease in other current assets	(3)	(20)
Increase (decrease) in accounts payable and accrued liabilities	129	140
Increase (decrease) in other long-term liabilities	—	—
Net cash provided by (used in) operating activities	83	76
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24)	(17)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(22)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	1,000
Repayments of long-term debt	(100)	(1,108)
Borrowings on long-term revolver debt	75	—
Repayments on long-term revolver debt	(55)	—
Debt issuance costs	(5)	(14)
Other financing activities	3	(2)
Net cash provided by (used in) financing activities	(82)	(124)
Effect of exchange rates on cash and cash equivalents	—	2
Increase (decrease) in cash and cash equivalents	$(21)	$(63)
Cash and cash equivalents at beginning of period	73	266
Cash and cash equivalents at end of period	$52	$203

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure; and Specialty Construction. Through approximately 500 locations across 48 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 530,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 845,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in three reportable segments. The reportable segments are Facilities Maintenance, Waterworks, and Construction & Industrial. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K for the year ended January 29, 2017, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended April 30, 2017 (“first quarter 2017”) and May 1, 2016 (“first quarter 2016”) both include 13 weeks.

Principles of Consolidation

The consolidated financial statements of Holdings present the results of operations, financial position and cash flows of Holdings and its wholly-owned subsidiaries, including HDS. The consolidated financial statements of HDS present the results of operations, financial position and cash flows of HDS and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of businesses acquired are included from their respective dates of acquisition. The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At April 30, 2017 and January 29, 2017, self-insurance reserves totaled approximately $78 million and $79 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

On May 31, 2016, the Company completed the sale of its Interior Solutions business. In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” and Accounting Standards Update (“ASU”) 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity,” the results of Interior Solutions is classified as a discontinued operation. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	April 30, 2017	May 1, 2016
Net sales	$—	$63
Cost of sales	—	47
Gross Profit	—	16
Operating expenses:
Selling, general and administrative	—	15
Depreciation and amortization	—	1
Total operating expenses	—	16
Operating Income	—	—
(Gain) loss on disposal of discontinued operations	—	—
Income (loss) before provision for income taxes	—	—
Provision (benefit) for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$—	$—

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

Three Months Ended
	April 30, 2017	May 1, 2016
Net cash flows from operating activities	$—	$1
Capital expenditures	—	—
Net cash flows provided by (used in) investing activities	$—	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DEBT

HDS’s long-term debt as of April 30, 2017 and January 29, 2017 consisted of the following (dollars in millions):

	April 30, 2017		January 29, 2017
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$439	2.65	$421	2.38
Term B-1 Loans due 2021	537	3.90	639	3.75
Term B-2 Loans due 2024	547	3.90	549	3.75
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75
Total gross long-term debt	$3,773		$3,859
Less unamortized discount	(8)		(9)
Less unamortized deferred financing costs	(35)		(38)
Total net long-term debt	$3,730		$3,812
Less current installments	(14)		(14)
Total net long-term debt, excluding current installments	$3,716		$3,798

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million aggregate principal of its approximately $842 million original aggregate principal tranche of term loans due 2021 (the “Term B-1 Loans”). As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On April 5, 2017, HDS entered into a Third Amendment (the “Third Amendment”) to the credit agreement governing its existing Senior ABL Facility, as defined below. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments,” for the write-off of $1 million of unamortized deferred financing costs.

Senior Credit Facilities

Senior ABL Facility

HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of April 30, 2017, HDS had $795 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $123 million of borrowings available on qualifying cash balances). Of the approximately $439 million borrowed on the Senior ABL Facility as of April 30, 2017, approximately $58 million represents Canadian borrowings with the remainder in the U.S.

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

Senior Term Loan Facility

HDS’s Senior Term Facility consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,392 million. Term B-1 Loans will mature on August 13, 2021 and Term B-2 Loans will mature on October 17, 2023. Both Term B-1 Loans and Term B-2 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective maturity dates. Both Term B-1 Loans and Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The Term Loan Facility allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 29, 2017.

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

The indenture governing the December 2014 First Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS’s 5.25% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) bear interest at a rate of 5.75% and will mature on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year.

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

For additional information on the December 2014 First Priority Notes and the April 2016 Senior Unsecured Notes, including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K, for the fiscal year ended January 29, 2017.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of April 30, 2017, HDS was in compliance with all such covenants that were in effect on such date.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of April 30, 2017 and January 29, 2017 (amounts in millions):

	As of April 30, 2017		As of January 29, 2017
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$439	$433	$421	$410
Term Loans and Notes	3,334	3,477	3,438	3,572
Total	$3,773	$3,910	$3,859	$3,982

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

NOTE 5 — INCOME TAXES

For the three months ended April 30, 2017, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was an expense of 30.3%. The effective rate for continuing operations for the three months ended May 1, 2016 was a benefit of 36.4%.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of audits. For the three months ended April 30, 2017, the application of ASU No. 2016-09 resulted in discrete tax benefits of $11 million from the exercise and vesting of stock based awards, which lowered the effective tax rate by 900 basis points. For additional information on the adoption of ASU 2016-09, see “Note 12, Recent Accounting Pronouncements.”

As of January 29, 2017, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $10 million. As of April 30, 2017, the Company’s unrecognized tax benefits remained unchanged. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 29, 2017 was zero and remained unchanged as of April 30, 2017.  As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of April 30, 2017. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three months ended April 30, 2017 and May 1, 2016 was as follows (in thousands):

	Three Months Ended
	April 30, 2017	May 1, 2016
Weighted-average common shares	200,708	198,808
Effect of potentially dilutive stock plan securities	2,309	—
Diluted weighted-average common shares	203,017	198,808
Stock plan securities excluded from dilution (1)	1,294	7,358

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

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of April 30, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	April 30, 2017	January 29, 2017
Trade receivables, net of allowance for doubtful accounts	$940	$804
Vendor rebate receivables	66	89
Other receivables	9	11
Total receivables, net	$1,015	$904

Other Current Liabilities

Other current liabilities as of April 30, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	April 30, 2017	January 29, 2017	April 30, 2017	January 29, 2017
Accrued interest	$32	$30	$32	$30
Accrued non-income taxes	41	31	41	31
Other	83	96	81	96
Total other current liabilities	$156	$157	$154	$157

Supplemental Cash Flow Information

Cash paid for interest in the three months ended April 30, 2017 and May 1, 2016 was $44 million and $119 million, respectively. During the three months ended April 30, 2017, the Company paid $4 million of original issue discounts related to the $100 million payment on Term B-1 Loans.

Cash paid for income taxes, net of refunds, in the three months ended April 30, 2017 and May 1, 2016 was approximately $3 million and $1 million, respectively.

Significant Non-Cash Transactions

During the three months ended April 30, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings’ board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 850, “Leases,” for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain “sales-leaseback” criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as an operating lease. If upon completion of construction, the lease does not meet the “sales-leaseback” criteria, the leased property will be treated as a capital lease and included in Property and equipment on the Consolidated Balance Sheet. As of April 30, 2017, the Consolidated Balance Sheet includes $26 million of build-to-suit assets in Construction in progress, and the corresponding financial obligation of $26 million in Other long-term liabilities in the Consolidated Balance Sheet.

NOTE 8—RESTRUCTURING ACTIVITIES

As a result of the sale of the Power Solutions business unit in fiscal 2015, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. During the three months ended May 1, 2016, the Company incurred $7 million of restructuring charges under this plan. The Company completed the activities under this plan in fiscal 2016 and does not expect to incur any additional charges. As of April 30, 2017 and January 29, 2017, the Company’s liability balance for these restructuring activities was $4 million and $5 million respectively, and is included in Other current liabilities in the Consolidated Balance Sheets. Payments for these charges are expected to be substantially complete by the end of fiscal 2017.

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

In addition to the reportable segments, the Company’s consolidated financial results include ‘‘Corporate.’’ Corporate includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Construction & Industrial	Corporate	Total Continuing Operations
Three Months Ended April 30, 2017
Net sales	$682	$657	$536	$(2)	$1,873
Adjusted EBITDA	117	51	55	(16)	207
Depreciation(1) & Software Amortization	7	3	9	3	22
Other Intangible Amortization	1	—	—	2	3
Three Months Ended May 1, 2016
Net sales	$677	$605	$501	$(2)	$1,781
Adjusted EBITDA	134	48	49	(16)	215
Depreciation(1) & Software Amortization	8	2	8	3	21
Other Intangible Amortization	1	1	—	2	4

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	April 30, 2017	May 1, 2016
Total Adjusted EBITDA	$207	$215
Depreciation and amortization(1)	25	25
Stock-based compensation	6	6
Restructuring	—	7
Other	—	(1)
Operating income	176	178
Interest expense, net	49	85
Loss on extinguishment of debt(2)	3	115
Other (income) expense, net	2	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	122	(22)
Provision (benefit) for income taxes	37	(8)
Income (loss) from continuing operations	85	(14)
Less Income from discontinued operations, net of tax	—	—
Net income (loss)	$85	$(14)

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

NOTE 11—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding December 2014 First Priority Notes and April 2016 Senior Unsecured Notes (collectively the “Notes”), which are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes (the “Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elim- inations	Total HDS
Net Sales	$—	$1,842	$32	$(1)	$1,873
Cost of sales	—	1,226	17	(1)	1,242
Gross Profit	—	616	15	—	631
Operating expenses:
Selling, general and administrative	21	398	12	—	431
Depreciation and amortization	4	20	—	—	24
Restructuring	—	—	—	—	—
Total operating expenses	25	418	12	—	455
Operating Income (Loss)	(25)	198	3	—	176
Interest expense	56	51	1	(59)	49
Interest (income)	(51)	(8)	—	59	—
Net (earnings) loss of equity affiliates	(155)	—	—	155	—
Loss on extinguishment of debt	3	—	—	—	3
Other (income) expense, net	2	—	—	—	2
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	120	155	2	(155)	122
Provision (benefit) for income taxes	35	2	—	—	37
Income (Loss) from Continuing Operations	85	153	2	(155)	85
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$85	$153	$2	$(155)	$85
Other comprehensive income—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$86	$153	$3	$(156)	$86

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended May 1, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS
Net Sales	$—	$1,752	$29	$—	$1,781
Cost of sales	—	1,156	16	—	1,172
Gross Profit	—	596	13	—	609
Operating expenses:
Selling, general and administrative	20	370	11	—	401
Depreciation and amortization	3	20	—	—	23
Restructuring	1	6	—	—	7
Total operating expenses	24	396	11	—	431
Operating Income (Loss)	(24)	200	2	—	178
Interest expense	89	61	—	(65)	85
Interest (income)	(61)	(4)	—	65	—
Net (earnings) loss of equity affiliates	(145)	—	—	145	—
Loss on extinguishment of debt	115	—	—	—	115
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	143	2	(145)	(22)
Provision (benefit) for income taxes	(8)	—	—	—	(8)
Income (Loss) from Continuing Operations	(14)	143	2	(145)	(14)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$(14)	$143	$2	$(145)	$(14)
Other comprehensive income—foreign currency translation adjustment	4	—	4	(4)	4
Total Comprehensive Income (Loss)	$(10)	$143	$6	$(149)	$(10)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of April 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$30	$18	$4	$—	$52
Receivables, net	2	995	18	—	1,015
Inventories	—	895	18	—	913
Intercompany receivables	—	1	—	(1)	—
Other current assets	14	24	2	—	40
Total current assets	46	1,933	42	(1)	2,020
Property and equipment, net	81	225	3	—	309
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	108	1	—	109
Deferred tax asset	705	—	2	(128)	579
Investment in subsidiaries	3,624	—	—	(3,624)	—
Intercompany notes receivable	1,005	511	—	(1,516)	—
Other assets	18	4	—	—	22
Total assets	$5,479	$5,650	$48	$(5,269)	$5,908
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$696	$13	$—	$721
Accrued compensation and benefits	29	53	2	—	84
Current installments of long-term debt	14	—	—	—	14
Intercompany payables	—	—	1	(1)	—
Other current liabilities	56	93	5	—	154
Total current liabilities	111	842	21	(1)	973
Long-term debt, excluding current installments	3,658	—	58	—	3,716
Deferred tax liabilities	—	128	—	(128)	—
Intercompany notes payable	511	1,005	—	(1,516)	—
Other liabilities	92	18	2	—	112
Total liabilities	4,372	1,993	81	(1,645)	4,801
Stockholder’s equity (deficit)	1,107	3,657	(33)	(3,624)	1,107
Total liabilities and stockholder’s equity (deficit)	$5,479	$5,650	$48	$(5,269)	$5,908

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of January 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$51	$17	$5	$—	$73
Receivables, net	3	885	16	—	904
Inventories	—	813	18	—	831
Intercompany receivables	—	1	—	(1)	—
Other current assets	13	22	2	—	37
Total current assets	67	1,738	41	(1)	1,845
Property and equipment, net	76	225	2	—	303
Goodwill	—	2,869	—	—	2,869
Intangible assets, net	—	111	1	—	112
Deferred tax asset	681	—	2	(127)	556
Investment in subsidiaries	2,451	—	—	(2,451)	—
Intercompany notes receivable	2,192	584	—	(2,776)	—
Other assets	16	4	—	—	20
Total assets	$5,483	$5,531	$46	$(5,355)	$5,705
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$508	$11	$—	$532
Accrued compensation and benefits	38	100	2	—	140
Current installments of long-term debt	14	—	—	—	14
Intercompany payables	—	—	1	(1)	—
Other current liabilities	52	99	6	—	157
Total current liabilities	117	707	20	(1)	843
Long-term debt, excluding current installments	3,737	—	61	—	3,798
Deferred tax liabilities	—	127	—	(127)	—
Intercompany notes payable	584	2,192	—	(2,776)	—
Other liabilities	87	17	2	—	106
Total liabilities	4,525	3,043	83	(2,904)	4,747
Stockholder’s equity (deficit)	958	2,488	(37)	(2,451)	958
Total liabilities and stockholder’s equity (deficit)	$5,483	$5,531	$46	$(5,355)	$5,705

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended April 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS
Net cash flows from operating activities	$139	$(56)	$—	$—	$83
Cash flows from investing activities
Capital expenditures	(6)	(18)	—	—	(24)
Proceeds from sales of property and equipment		2			2
Proceeds from (payments of) intercompany notes	—	73	—	(73)	—
Net cash flows from investing activities	$(6)	$57	$—	$(73)	$(22)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(73)	—	—	73	—
Repayments of long-term debt	(100)	—	—	—	(100)
Borrowings on long-term revolver debt	75	—	—	—	75
Repayments on long-term revolver debt	(54)	—	(1)	—	(55)
Debt issuance costs	(5)	—	—	—	(5)
Other financing activities	3	—	—	—	3
Net cash flows from financing activities	(154)	—	(1)	73	(82)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(21)	$1	$(1)	$—	$(21)
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$30	$18	$4	$—	$52

	Three Months Ended May 1, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS
Net cash flows from operating activities	$169	$(93)	$—	$—	$76
Cash flows from investing activities
Capital expenditures	(4)	(13)	—	—	(17)
Proceeds from (payments of) intercompany notes	—	105	—	(105)	—
Other investing activities	(1)	1	—	—	—
Net cash flows from investing activities	$(5)	$93	$—	$(105)	$(17)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(105)	—	—	105	—
Borrowings of long-term debt	1,000	—	—	—	1,000
Repayments of long-term debt	(1,108)	—	—	—	(1,108)
Debt issuance costs	(14)	—	—	—	(14)
Other financing activities	(1)	(1)	—	—	(2)
Net cash flows from financing activities	(228)	(1)	—	105	(124)
Effect of exchange rates on cash	—	—	2	—	2
Net increase (decrease) in cash & cash equivalents	$(64)	$(1)	$2	$—	$(63)
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$169	$17	$17	$—	$203

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

Stock Compensation — In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting of ASU 2017-09.

Goodwill — In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. On a prospective basis, the ASU will only impact the Company to the extent it has restricted cash.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company adopted the guidance from this amendment on January 30, 2017 (the first day of fiscal 2017) recording a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. Beginning

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the first quarter of fiscal 2017, the impact to the Company will be through a credit or charge to the tax provision reflecting the difference between the amount deductible for tax purposes and the amount expensed for book purposes as options are exercised.

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

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. The Company adopted this guidance on January 30, 2017 (the first day of fiscal 2017) with no material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”), amended by ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — SUBSEQUENT EVENT

On June 4, 2017, the Company entered into a definitive agreement to sell its Waterworks business unit to Clayton, Dubilier & Rice, LLC. The purchase price of $2.5 billion is payable in cash at closing and may be adjusted for certain working capital calculations. The transaction is expected to close in the third quarter of fiscal 2017 subject to customary regulatory approvals. The Company expects to record an estimated pre-tax gain of approximately $1.0 billion upon closing.

At April 30, 2017 and January 29, 2017, the carrying amounts of major classes of assets and liabilities of the Waterworks business unit were as follows (amounts in millions):

	April 30, 2017	January 29, 2017
Assets:
Receivables, less allowance for doubtful accounts of $4 and $4	$404	$345
Inventories	274	226
Property and equipment, net	49	51
Goodwill and intangible assets, net	1,071	1,071

Liabilities:
Accounts payable	$319	$212
Other current liabilities	23	46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”); Infrastructure; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 500 locations across 48 U.S. states and six Canadian provinces. We have approximately 14,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 530,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 845,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

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

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate.’’ Corporate includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended April 30, 2017 (“first quarter 2017) and May 1, 2016 (“first quarter 2016”) both include 13 weeks.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 530,000 customers, including contractors, government entities, maintenance professionals and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units, particularly Waterworks, fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

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

Adjusted EBITDA and Adjusted net income

Adjusted EBITDA and Adjusted net income are not recognized terms under generally accepted accounting principles in the United States of America (“GAAP”) and do not purport to be alternatives to Net income (loss) as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income enhances our investors’ overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of (a) $100 million and (b) 10% of the lesser of (i) the borrowing base and (ii) the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

The following table presents a reconciliation of Net income (loss) and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	April 30, 2017	May 1, 2016
Net income (loss)	$85	$(14)
Less income (loss) from discontinued operations, net of tax	—	—
Income (loss) from continuing operations	85	(14)
Interest expense	49	85
Provision (benefit) for income taxes	37	(8)
Depreciation and amortization (1)	25	25
Loss on extinguishment of debt (2)	3	115
Restructuring charges (3)	—	7
Stock-based compensation	6	6
Other	2	(1)
Adjusted EBITDA	$207	$215

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(3)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

The following table presents a reconciliation of Net income (loss) and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended
	April 30, 2017	May 1, 2016
Net income (loss)	$85	$(14)
Less income (loss) from discontinued operations, net of tax	—	—
Income (loss) from continuing operations	85	(14)
Plus: Provision (benefit) for income taxes	37	(8)
Less: Cash income taxes	(3)	(1)
Plus: Amortization of acquisition-related intangible assets (other than software)	3	4
Plus: Loss on extinguishment of debt (1)	3	115
Restructuring charges (2)	—	7
Other	2	—
Adjusted Net Income	$127	$103

(1)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(2)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

Consolidated results of operations

Dollars in millions

				% of Net Sales
	Three Months Ended		Percentage	Three Months Ended		Basis Point
	April 30,	May 1,	Increase	April 30,	May 1,	Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Net sales	$1,873	$1,781	5.2%	100.0%	100.0%	—
Gross Profit	631	609	3.6	33.7	34.2	(50)
Operating expenses:
Selling, general and administrative	431	401	7.5	23.0	22.5	50
Depreciation and amortization	24	23	4.3	1.3	1.3	—
Restructuring Charges	—	7	*	—	0.4	*
Total operating expenses	455	431	5.6	24.3	24.2	10
Operating Income	176	178	(1.1)	9.4	10.0	(60)
Interest expense	49	85	(42.4)	2.6	4.8	(220)
Loss on extinguishment of debt	3	115	*	0.2	6.5	*
Other	2	—	*	0.1	—	*
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	122	(22)	*	6.5	(1.3)	*
Provision (benefit) for income taxes	37	(8)	*	2.0	(0.5)	*
Income (Loss) from Continuing Operations	85	(14)	*	4.5	(0.8)	*
Income (loss) from discontinued operations, net of tax	—	—	*	—	—	*
Net Income (Loss)	$85	$(14)	*	4.5	(0.8)	*
Non-GAAP financial data:
Adjusted EBITDA	$207	$215	(3.7)	11.1	12.1	(100)
Adjusted net income	$127	$103	23.3	6.8	5.8	100

* Not meaningful

Highlights

Net sales in first quarter 2017 increased $92 million, or 5.2%, as compared to first quarter 2016. Each of our three reportable segments delivered increases in Net sales. Operating income in first quarter 2017 decreased $2 million, or 1.1%, as compared to first quarter 2016. Net income (loss) in first quarter 2017 increased $99 million, to $85 million, compared to Net loss of $14 million in first quarter 2016. The increase in Net income (loss) was primarily driven by a $115 million pre-tax loss on extinguishment of debt in first quarter 2016. Adjusted EBITDA in first quarter 2017 decreased $8 million, or 3.7% as compared to first quarter 2016. Adjusted net income in first quarter 2017 increased $24 million, or 23.3%, as compared to first quarter 2016 due primarily to a decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances. As of April 30, 2017, our total liquidity was $742 million. See “Liquidity and Capital Resources — External Financing” for further information.

As a result of the sale of the Power Solutions business unit in fiscal 2015, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015, we initiated a restructuring plan to strategically align our leadership and functional support teams. During the three months ended May 1, 2016, we incurred $7 million of restructuring charges under this plan. The Company completed the activities under this plan in fiscal 2016. For additional information, see “Note 8, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in first quarter 2017 increased $92 million, or 5.2%, compared to first quarter 2016.

Each of our reportable segments delivered an increase in Net sales in first quarter 2017 as compared to first quarter 2016. The Net sales increases were primarily due to increases in market volume and growth initiatives at each of our businesses. Growth initiatives contributed approximately $45 million in first quarter 2017.

Gross profit

Gross profit increased $22 million, or 3.6%, during first quarter 2017 as compared to first quarter 2016.

Each of our reportable segments delivered an increase in Gross profit primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 50 basis points to 33.7% in first quarter 2017 as compared to 34.2% in first quarter 2016. The decline in gross margin was primarily driven by our Waterworks business due to a mix of larger project, lower margin business and a rapid increase in the cost of Polyvinyl chlorides (“PVC”) pipe and an inability to pass all of the price increase to customers due to the competitive environment. We expect our margins on PVC to recover over the second quarter of fiscal 2017.

Operating expenses

Operating expenses increased $24 million, or 5.6%, during first quarter 2017 as compared to first quarter 2016.

Selling, general and administrative expenses increased $30 million, or 7.5%, to $431 million during first quarter 2017 as compared to first quarter 2016. The increase was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Restructuring charges decreased $7 million as the Company completed restructuring activities to strategically align its workforce in fiscal 2016.

Operating expenses as a percentage of Net sales increased approximately 10 basis points to 24.3%, in first quarter 2017 as compared to first quarter 2016. Selling, general and administrative expenses as a percentage of Net sales, increased approximately 50 basis points to 23.0% in first quarter 2017 as compared to first quarter 2016. The increase was primarily a result of the increase in variable costs due to higher sales volume and increased investments in growth initiatives, partially offset by the decline in restructuring charges.

Operating income

Operating income decreased $2 million, or 1.1%, to $176 million during first quarter 2017 as compared to first quarter 2016, primarily due to declines in gross margin and higher operating expenses.

Operating income as a percentage of Net sales decreased approximately 60 basis points during first quarter 2017 as compared to first quarter 2016.

Interest expense

Interest expense decreased $36 million, or 42.4%, during first quarter 2017 as compared to first quarter 2016. The decrease in first quarter 2017 was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions and a lower average outstanding balance as we continue to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

Loss on extinguishment of debt

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, as defined below, to repay $100 million aggregate principal of its approximately $842 million original aggregate principal tranche of term loans due 2021 (the “Term B-1 Loans”). As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with Accounting Standards Codification (“ASC”) 470-50, “Debt — Modifications and Extinguishments.”

On April 5, 2017, HDS amended its Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) which, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments,” for the write-off of $1 million of unamortized deferred financing costs.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in first quarter 2017 was an expense of $37 million compared to an $8 million benefit in first quarter 2016.

The effective rate for continuing operations for first quarter 2017 was an expense of 30.3%. In first quarter 2017, the application of Accounting Standards Update (“ASU”) No. 2016-09 resulted in discrete tax benefits of $11 million from the exercise and vesting of stock based awards, which lowered the effective tax rate by 900 basis points. The effective rate for continuing operations for first quarter 2016 was a benefit of 36.4%. For additional information on the adoption of ASU No. 2016-09, see “Note 12, Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of April 30, 2017.

Adjusted EBITDA

Adjusted EBITDA decreased $8 million, or 3.7%, in first quarter 2017 as compared to first quarter 2016. Waterworks and Construction & Industrial experienced an increase in Adjusted EBITDA in first quarter 2017 as compared to first quarter 2016.  Facilities Maintenance experienced a decrease in Adjusted EBITDA in first quarter 2017 as compared to first quarter 2016.

The decrease in Adjusted EBITDA in first quarter 2017 was primarily due to the decrease in Gross profit and increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales decreased approximately 100 basis points to 11.1% in first quarter 2017 as compared to first quarter 2016.

Adjusted net income

Adjusted net income increased $24 million, or 23.3%, in first quarter 2017 as compared to first quarter 2016. The increase in Adjusted net income was attributable to lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
Dollars in millions	April 30, 2017	May 1, 2016	Increase (Decrease)
Net sales	$682	$677	0.7%
Operating income	$109	$119	(8.4)%
% of Net sales	16.0%	17.6%	(160	)bps
Depreciation and amortization	8	9	(11.1)%
Restructuring	—	6	*
Adjusted EBITDA	$117	$134	(12.7)%
% of Net sales	17.2%	19.8%	(260	)bps

* Not meaningful

Net Sales

Net sales increased $5 million, or 0.7%, in first quarter 2017 as compared to first quarter 2016.

The increase in Net sales was primarily due to favorable market conditions in our customers’ multifamily and hospitality industries.

Adjusted EBITDA

Adjusted EBITDA decreased $17 million, or 12.7%, in first quarter 2017 as compared to first quarter 2016.

The decrease in Adjusted EBITDA was primarily due to increased Selling, general and administrative expenses related to expenses incurred for supply chain investments and lower personnel costs in first quarter 2016 related to open positions filled later in fiscal 2016 as we transitioned the business from San Diego to Atlanta.

Adjusted EBITDA as a percentage of Net sales decreased approximately 260 basis points in first quarter 2017 as compared to first quarter 2016. The decrease was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to expenses incurred for supply chain corrective action and transitioning the business to Atlanta.

Waterworks

	Three Months Ended
Dollars in millions	April 30, 2017	May 1, 2016	Increase (Decrease)
Net sales	$657	$605	8.6%
Operating income	$48	$45	6.7%
% of Net sales	7.3%	7.4%	(10	) bps
Depreciation and amortization	3	3	—
Adjusted EBITDA	$51	$48	6.3%
% of Net sales	7.8%	7.9%	(10	) bps

Net Sales

Net sales increased $52 million, or 8.6%, during first quarter 2017 as compared to first quarter 2016.

Growth initiatives, including HDPE pipe, meters, storm drainage, and treatment plant, contributed to the increase in first quarter 2017. Net sales was also positively impacted by higher sales volume due to improvements in the residential and non-residential end-markets.

Adjusted EBITDA

Adjusted EBITDA increased $3 million, or 6.3%, in first quarter 2017 as compared to first quarter 2016.

The increase in first quarter 2017, was due to growth initiatives, partially offset by increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses was primarily personnel costs related to growth initiative investments and variable costs due to the increased volume and inflation.

Adjusted EBITDA as a percentage of Net sales decreased approximately 10 basis points in first quarter 2017 as compared to first quarter 2016. The decrease in Adjusted EBITDA as a percentage of Net sales was primarily a result of an approximately 80 basis point decline in gross margins due to a mix of larger project, lower margin business and a rapid increase in the cost of PVC pipe that we were unable to pass to our customers in the current competitive environment, partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales.

Construction & Industrial

	Three Months Ended
Dollars in millions	April 30, 2017	May 1, 2016	Increase (Decrease)
Net sales	$536	$501	7.0%
Operating income	$46	$41	12.2%
% of Net sales	8.6%	8.2%	40	bps
Depreciation and amortization	9	8	12.5%
Adjusted EBITDA	$55	$49	12.2%
% of Net sales	10.3%	9.8%	50	bps

Net Sales

Net sales increased $35 million, or 7.0%, in first quarter 2017 as compared to first quarter 2016.

Growth initiatives contributed to the increase in Net sales in in first quarter 2017 driven by managed sales approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential construction markets.

Adjusted EBITDA

Adjusted EBITDA increased $6 million, or 12.2%, in first quarter 2017 as compared to first quarter 2016.

The increase in Adjusted EBITDA in first quarter 2017 as compared to first quarter 2016 was primarily driven by growth initiatives, gross margin expansion, and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in first quarter 2017 as compared to first quarter 2016. The increase was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

During first quarter 2017, the Company’s generation of cash was primarily driven by cash receipts from operations and proceeds from stock option exercises, partially offset by net debt repayments, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of April 30, 2017, our combined liquidity of approximately $742 million was comprised of $70 million in cash and cash equivalents and $672 million of additional available borrowings (excluding $123 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase
Amounts in millions	April 30, 2017	May 1, 2016	(Decrease)

Operating activities	$83	$76	$7
Investing activities	(22)	(17)	(5)
Financing activities	(66)	(127)	61

Working capital

Working capital, excluding cash and cash equivalents, was $993 million as of April 30, 2017, increasing $93 million as compared to $900 million as of May 1, 2016.  Working capital, excluding the impact of discontinued operations and cash and cash equivalents increased $105 million. The increase was primarily driven by business growth, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable.

Operating activities

During first quarter 2017, cash provided by operating activities was $83 million compared to $76 million in first quarter 2016. Cash interest paid in first quarter 2017 was $44 million, compared to $119 million in first quarter 2016. Cash flows from operating activities included a payment of $4 million of original issue discount related to the extinguishment of a portion of the Term Loans in first quarter 2017. Cash flows from operating activities for discontinued operations were zero and $1 million during first quarter 2017 and first quarter 2016, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $63 million in first quarter 2017 as compared to first quarter 2016. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to investments in working capital for business growth.

Investing activities

During first quarter 2017, cash used by investing activities was $22 million, comprised of $24 million of capital expenditures, partially offset by $2 million of cash received from the sales of property and equipment.  During first quarter 2016, cash used by investing activities was $17 million, for capital expenditures.

Financing activities

During first quarter 2017, cash used in financing activities was $66 million, primarily due to net debt repayments of $80 million, payments for debt issuance costs of $5 million and purchases of treasury shares of $9 million, offset by proceeds from employee stock option exercises of $25 million.

During first quarter 2016, cash used in financing activities was $127 million, primarily due to net debt repayments of $108 million including premiums and make-whole payments to call or redeem debt prior to maturity, payments for debt issuance costs of $14 million and purchases of treasury shares of $9 million, partially offset by proceeds from employee stock option exercises of $6 million.

External financing

As of April 30, 2017, we had an aggregate principal amount of $3,730 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $8 million and $35 million, respectively, and $795 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $123 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the

Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On April 5, 2017, HDS entered into a Third Amendment (the “Third Amendment”) to the credit agreement governing its existing Senior ABL Facility. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments,” for the write-off of $1 million of unamortized deferred financing costs.

For additional information, see “Note 3, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q

Rating agency actions

In March 2017, Moody’s Investor’s Service (“Moody’s”) upgraded HDS’s corporate family rating to Ba3, from B1. Moody’s cited improved credit metrics and anticipated gains from all of our business units. In related rating actions, Moody’s upgraded HDS’s senior secured term loans and senior secured notes from Ba3 to B1 and senior unsecured notes to B2 from B3. Moody’s rating outlook changed to stable from positive. Also in April 2017, Standard & Poor’s (“S&P”) raised HDS’s corporate credit rating to ‘BB’ from ‘BB-’, assigned a ‘BBB-’ rating to the Senior ABL Facility, upgraded senior secured debt to ‘BB’ from ‘BB-’, and upgraded unsecured notes to ‘B+’ from ‘B’. S&P cited meaningful credit ratio improvement in fiscal 2016 as well as our prioritization of free cash generation for debt reduction. S&P’s outlook upgraded to stable.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 29, 2017.

Recent accounting pronouncements

See “Note 12 — Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of April 30, 2017 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of April 30, 2017 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. The information presented below supplements the risk factors set forth in our Form 10-K for the fiscal year ended January 29, 2017. Except as set forth below, for additional risk factors that could cause actual results differ materially from those anticipated, please refer to Item 1A, Risk Factors in our annual report on Form 10-K, for the fiscal year ended January 29, 2017.

Risks relating to the sale of our Waterworks business could adversely affect us

The proposed sale of our Waterworks business is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. If any condition to the closing of sale of our Waterworks business is not satisfied or, if permissible, waived, the sale of our Waterworks business will not be completed. In addition, satisfying the closing conditions to the sale of our Waterworks business may take longer than we expect. There can be no assurance that all of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in a failure to consummate the sale of our Waterworks business.

If the sale of our Waterworks business is not completed for any reason, investor confidence could decline. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the sale of our Waterworks business. Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the sale of our Waterworks business, which could disrupt operations and have an adverse effect on our operating results and business.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended January 29, 2017 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options, as was disclosed in our annual report on Form 10-K filed on March 25, 2014. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2017 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30 — February 26	50,547	$42.73	50,547	$5
February 27 — March 26	239	41.88	239	1,542,683
March 27 — April 30	212,232	40.07	212,232	16,443,829
Total	264,018	$40.58	264,018

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the three months ended April 30, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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

10.1

Amendment No. 3 to ABL Credit Agreement, dated as of April 5, 2017, by and among HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent.

10.2

Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of April 5, 2017, among HD Supply, Inc., the Subsidiary Borrowers named therein, and the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 5, 2017	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 5, 2017	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer