Form 10-Q
period 2017-07-30
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2017-09-06
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

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

HD Supply Holdings, Inc.☐
HD Supply, Inc.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of September 1, 2017:

HD Supply Holdings, Inc.	186,646,151 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended January 29, 2017 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our results of operations, financial condition and liquidity, and the development of industries in which we operate include:

•                  inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets;

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

•                  cyclicality and seasonality of the maintenance, repair and operations market and the non-residential and residential construction markets;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net Sales	$1,352	$1,283	$2,568	$2,459
Cost of sales	813	770	1,545	1,477
Gross Profit	539	513	1,023	982
Operating expenses:
Selling, general and administrative	338	317	672	625
Depreciation and amortization	21	21	42	42
Restructuring	—	4	—	11
Total operating expenses	359	342	714	678
Operating Income	180	171	309	304
Interest expense	49	69	98	154
Loss on extinguishment of debt	—	—	3	115
Income from Continuing Operations Before Provision for Income Taxes	131	102	208	35
Provision for income taxes	50	41	69	15
Income from Continuing Operations	81	61	139	20
Income from discontinued operations, net of tax	361	37	388	64
Net Income	$442	$98	$527	$84
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	(2)	(2)	2
Total Comprehensive Income	$439	$96	$525	$86

Weighted Average Common Shares Outstanding (thousands)
Basic	197,752	199,250	199,230	199,029
Diluted	198,954	201,978	201,010	201,615

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.41	$0.31	$0.70	$0.10
Income from Discontinued Operations	$1.83	$0.19	$1.95	$0.32
Net Income	$2.24	$0.49	$2.65	$0.42
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.41	$0.30	$0.69	$0.10
Income from Discontinued Operations	$1.81	$0.18	$1.93	$0.32
Net Income	$2.22	$0.49	$2.62	$0.42

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 30, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$67	$75
Receivables, less allowance for doubtful accounts of $11 and $9	693	559
Inventories	690	606
Current assets of discontinued operations	752	575
Other current assets	33	32
Total current assets	2,235	1,847
Property and equipment, net	266	253
Goodwill	1,807	1,807
Intangible assets, net	96	102
Deferred tax asset	857	556
Non-current assets of discontinued operations	1,120	1,122
Other assets	23	20
Total assets	$6,404	$5,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$320
Accrued compensation and benefits	83	98
Current installments of long-term debt	14	14
Current liabilities of discontinued operations	354	259
Other current liabilities	189	152
Total current liabilities	1,094	843
Long-term debt, excluding current installments	4,038	3,798
Non-current liabilities of discontinued operations	41	20
Other liabilities	100	86
Total liabilities	5,273	4,747
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 189.1 million and 201.4 million shares issued and outstanding at July 30, 2017 and January 29, 2017, respectively	2	2
Paid-in capital	4,004	3,962
Accumulated deficit	(2,408)	(2,969)
Accumulated other comprehensive loss	(17)	(15)
Treasury stock, at cost, 14.2 and 0.6 million shares at July 30, 2017 and January 29, 2017, respectively	(450)	(20)
Total stockholders’ equity	1,131	960
Total liabilities and stockholders’ equity	$6,404	$5,707

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 30, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527	$84
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50	51
Provision for uncollectibles	4	3
Non-cash interest expense	6	9
Payment of discounts upon extinguishment of debt	(4)	—
Loss on extinguishment of debt	3	115
Stock-based compensation expense	12	11
Deferred income taxes	(223)	52
Loss on sales of businesses, net	—	3
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(258)	(232)
(Increase) decrease in inventories	(141)	(118)
(Increase) decrease in other current assets	—	(9)
Increase (decrease) in accounts payable and accrued liabilities	212	196
Increase (decrease) in other long-term liabilities	1	(1)
Net cash provided by (used in) operating activities	189	164
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43)	(32)
Proceeds from sales of property and equipment	2	1
Proceeds from sales of businesses, net	—	37
Net cash provided by (used in) investing activities	(41)	6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	29	14
Purchase of treasury shares	(414)	(14)
Borrowings of long-term debt	—	1,000
Repayments of long-term debt	(103)	(1,110)
Borrowings on long-term revolver debt	599	—
Repayments on long-term revolver debt	(261)	—
Debt issuance costs	(6)	(15)
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	(156)	(127)
Effect of exchange rates on cash and cash equivalents	—	1
Increase (decrease) in cash and cash equivalents	$(8)	$44
Cash and cash equivalents at beginning of period	75	269
Cash and cash equivalents at end of period	$67	$313

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net Sales	$1,352	$1,283	$2,568	$2,459
Cost of sales	813	770	1,545	1,477
Gross Profit	539	513	1,023	982
Operating expenses:
Selling, general and administrative	338	317	672	625
Depreciation and amortization	21	21	42	42
Restructuring	—	4	—	11
Total operating expenses	359	342	714	678
Operating Income	180	171	309	304
Interest expense	49	69	98	154
Loss on extinguishment of debt	—	—	3	115
Other (Income) expense, net	—	—	—	—
Income from Continuing Operations Before Provision for Income Taxes	131	102	208	35
Provision for income taxes	50	41	69	15
Income from Continuing Operations	81	61	139	20
Income from discontinued operations, net of tax	361	37	388	64
Net Income	$442	$98	$527	$84
Other comprehensive income (loss) — foreign currency translation adjustment	(3)	(2)	(2)	2
Total Comprehensive Income	$439	$96	$525	$86

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 30, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55	$73
Receivables, less allowance for doubtful accounts of $11 and $9	693	559
Inventories	690	606
Current assets of discontinued operations	752	575
Other current assets	33	32
Total current assets	2,223	1,845
Property and equipment, net	266	253
Goodwill	1,807	1,807
Intangible assets, net	96	102
Deferred tax asset	857	556
Non-current assets of discontinued operations	1,120	1,122
Other assets	23	20
Total assets	$6,392	$5,705
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$454	$320
Accrued compensation and benefits	83	98
Current installments of long-term debt	14	14
Current liabilities of discontinued operations	354	259
Other current liabilities	151	152
Total current liabilities	1,056	843
Long-term debt, excluding current installments	4,038	3,798
Non-current liabilities of discontinued operations	41	20
Other liabilities	100	86
Total liabilities	5,235	4,747
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at July 30, 2017 and January 29, 2017	—	—
Paid-in capital	3,423	3,806
Accumulated deficit	(2,249)	(2,833)
Accumulated other comprehensive loss	(17)	(15)
Total stockholder’s equity	1,157	958
Total liabilities and stockholder’s equity	$6,392	$5,705

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 30, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527	$84
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50	51
Provision for uncollectibles	4	3
Non-cash interest expense	6	9
Payment of discounts upon extinguishment of debt	(4)	—
Loss on extinguishment of debt	3	115
Stock-based compensation expense	12	11
Deferred income taxes	(223)	52
Loss on sales of businesses, net	—	3
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(258)	(232)
(Increase) decrease in inventories	(141)	(118)
(Increase) decrease in other current assets	—	(9)
Increase (decrease) in accounts payable and accrued liabilities	212	196
Increase (decrease) in other long-term liabilities	1	(1)
Net cash provided by (used in) operating activities	189	164
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43)	(32)
Proceeds from sales of property and equipment	2	1
Proceeds from sales of businesses, net	—	37
Net cash provided by (used in) investing activities	(41)	6
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution	(395)	—
Borrowings of long-term debt	—	1,000
Repayments of long-term debt	(103)	(1,110)
Borrowings on long-term revolver debt	599	—
Repayments on long-term revolver debt	(261)	—
Debt issuance costs	(6)	(15)
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	(166)	(127)
Effect of exchange rates on cash and cash equivalents	—	1
Increase (decrease) in cash and cash equivalents	$(18)	$44
Cash and cash equivalents at beginning of period	73	266
Cash and cash equivalents at end of period	$55	$310

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 260 locations across 36 U.S. states and six Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 500,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in two reportable segments: Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

See “Note 2 — Discontinued Operations” for further information on the sale of the Waterworks business.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended July 30, 2017 (“second quarter 2017”) and July 31, 2016 (“second quarter 2016”) both include 13 weeks. The six months ended July 30, 2017 and July 31, 2016 both include 26 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation and certain legal claims, and is self-insured for medical claims, while maintaining per employee stop loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At July 30, 2017 and January 29, 2017, self-insurance reserves totaled approximately $81 million and $79 million, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

On June 4, 2017, the Company entered into a definitive agreement to sell its Waterworks business unit to funds affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”) for $2.5 billion cash payable at closing, subject to customary regulatory approvals. On August 1, 2017, the Company completed the sale of the Waterworks business unit to funds affiliated with CD&R. For additional information on the sale of the Waterworks business unit, please see “Note 13 — Subsequent Events.”

In May 2016, the Company completed the sale of its Interior Solutions business.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” as amended, the results of Waterworks and Interior Solutions are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

In accordance with ASC 740, “Income Taxes,” a deferred tax asset should be recognized for the excess of the tax basis over the financial reporting carrying value of an investment in a subsidiary (“outside basis difference”) when it is apparent that the temporary difference will reverse in the foreseeable future. In connection with presenting the Waterworks business unit as a discontinued operation as of July 30, 2017, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis difference of the Waterworks corporate subsidiary being sold. In prior years, and as required under ASC 740, deferred taxes for such outside basis difference had not been recognized because the outside basis difference was deemed permanent in nature. Due to the pending sale of the Waterworks business unit as of July 30, 2017, the outside basis difference was no longer deemed to be permanent in nature and is expected to reverse in the foreseeable future. As a result, a net deferred tax asset of $323 million and a corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Waterworks corporate subsidiary was recorded in the second quarter of fiscal 2017. Since the deferred tax asset will remain with and be settled by HD Supply, the deferred tax asset has not been included in the assets held for sale. However, the income statement benefit associated with recording the $323 million deferred tax asset was recorded in the discontinued operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net sales	$746	$755	$1,403	$1,422
Cost of sales	582	583	1,092	1,094
Gross Profit	164	172	311	328
Operating expenses:
Selling, general and administrative	100	105	197	214
Depreciation and amortization	3	3	6	6
Restructuring Charges	—	1	—	1
Total operating expenses	103	109	203	221
Operating Income	61	63	108	107
Loss on disposal of discontinued operations	—	2	—	2
Other (Income) expense, net	1	—	3	—
Income before provision (benefit) for income taxes	60	61	105	105
Provision (benefit) for income taxes	(301)	24	(283)	41
Income from discontinued operations, net of tax	$361	$37	$388	$64

At July 30, 2017 and January 29, 2017, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	July 30, 2017	January 29, 2017
Current assets:
Receivables, less allowance for doubtful accounts of $4 and $4	$466	$346
Inventories	283	225
Other current assets	3	4
Total current assets	752	575
Property and equipment, net	50	51
Goodwill	1,061	1,061
Intangible assets, net	9	10
Total non-current assets	1,120	1,122
Total assets of discontinued operations	$1,872	$1,697

Current Liabilities:
Accounts payable	$316	$212
Accrued compensation and benefits	32	42
Other current liabilities	6	5
Total current liabilities	354	259
Deferred tax liability	21	—
Other non-current liabilities	20	20
Total non-current liabilities	41	20
Total liabilities of discontinued operations	$395	$279

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Six Months Ended
	July 30, 2017	July 31, 2016

Net cash flows provided by (used in) operating activities	$11	$(6)
Cash flows from investing activities:
Capital expenditures	(5)	(4)
Proceeds from sales of businesses, net	—	37
Proceeds from sales of property and equipment, net	2	—
Net cash flows provided by (used in) investing activities	$(3)	$33

NOTE 3 — DEBT

HDS’s long-term debt as of July 30, 2017 and January 29, 2017 consisted of the following (dollars in millions):

	July 30, 2017		January 29, 2017
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$762	3.29	$421	2.38
Term B-1 Loans due 2021	535	4.05	639	3.75
Term B-2 Loans due 2023	546	4.05	549	3.75
December 2014 First Priority Notes due 2021	1,250	5.25	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75
Total gross long-term debt	$4,093		$3,859
Less unamortized discount	(7)		(9)
Less unamortized deferred financing costs	(34)		(38)
Total net long-term debt	$4,052		$3,812
Less current installments	(14)		(14)
Total net long-term debt, excluding current installments	$4,038		$3,798

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior ABL Facility

HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of July 30, 2017, HDS had $530 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $7 million of borrowings available on qualifying cash balances). Of the approximately $762 million borrowed on the Senior ABL Facility as of July 30, 2017, approximately $62 million represents Canadian borrowings with the remainder in the U.S.

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on the Average Daily Used Percentage (as defined in the Senior ABL Facility).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility.

See “Note 13 — Subsequent Events” for additional information regarding the repayment of certain outstanding amounts under the Senior ABL Facility.

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans with remaining aggregate principal amount of $1,081 million. Term B-1 Loans will mature on August 13, 2021 and Term B-2 Loans will mature on October 17, 2023. Both Term B-1 Loans and Term B-2 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective maturity dates. Both Term B-1 Loans and Term B-2 Loans bear interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The Term Loan Facility allows for a reduction to the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio of 3.0x or less.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 29, 2017.

See “Note 13 — Subsequent Events” for additional information on the Term Loan Facility.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption

HDS may redeem the December 2014 First Priority Notes, in whole or in part, at any time (1) prior to December 15, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the indenture governing the December 2014 First Priority Notes (as amended or supplemented, the “2014 indenture”) and (2) on and after December 15, 2017, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on December 15 of the year set forth below.

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

On August 2, 2017, HDS delivered a notice of redemption to holders of its December 2014 First Priority Notes. The December 2014 First Priority Notes were redeemed on September 1 2017. For additional information, see “Note 13 — Subsequent Events.”

Collateral

The December 2014 First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral (as defined in the 2014 indenture), in which the December 2014 First Priority Notes and the related guarantees have a second-priority security interest), including pledges of all capital stock of HDS’s restricted subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of capital stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets and Excluded Subsidiary Securities (each as defined in the 2014 indenture) and together (the “Cash Flow Priority Collateral”).

The 2014 indenture governing the December 2014 First Priority Notes and the applicable collateral documents provide that any capital stock and other securities of any of HDS’s subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the December 2014 First Priority Notes would cause such subsidiary to be required to file separate financial statements with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

In connection with the December 2014 First Priority Notes, the 2014 indenture was discharged and the liens securing the December 2014 First Priority Notes were release in accordance with the terms of the 2014 indenture. For additional information, see “Note 13 — Subsequent Events.”

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS’s 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) bear interest at a rate of 5.75% and will mature on April 15, 2024. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the April 2016 Senior Unsecured Notes, in whole or in part, at any time (1) prior to April 15, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the April 2016 Senior Unsecured

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes indenture (as amended or supplemented, the “2016 indenture”) and (2) on and after April 15, 2019, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

For additional information on the December 2014 First Priority Notes and the April 2016 Senior Unsecured Notes, including guarantees and security, please refer to the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 29, 2017.

See “Note 13 — Subsequent Events” for additional information on the recently completed consent solicitation related to the April 2016 Senior Unsecured Notes.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of July 30, 2017, HDS was in compliance with all such covenants that were in effect on such date.

NOTE 4 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of GAAP, ASC 820, “Fair Value Measurements and Disclosures,” define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements.  These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of July 30, 2017 and January 29, 2017 (amounts in millions):

	As of July 30, 2017		As of January 29, 2017
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$762	$758	$421	$410
Term Loans and Notes	3,331	3,475	3,438	3,572
Total	$4,093	$4,233	$3,859	$3,982

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

NOTE 5 — INCOME TAXES

For the six months ended July 30, 2017, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was an expense of 33.2%. The effective rate for continuing operations for the six months ended July 31, 2016 was an expense of 42.9%.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of audits. For the six months ended July 30, 2017, the application of stock-based compensation expense guidance in ASU No. 2016-09 resulted in discrete tax benefits of $12 million from the exercise and vesting of stock based awards, which lowered the effective tax rate by 580 basis points. For additional information on the Company’s adoption of ASU No. 2016-09, see “Note 12 — Recent Accounting Pronouncements.”

As of January 29, 2017, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP, ASC 740, “Income Taxes,” were $10 million. As of July 30, 2017, the Company’s unrecognized tax benefits remained unchanged. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 29, 2017 was zero and remained unchanged as of July 30, 2017.  As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of July 30, 2017. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 30, 2017 and July 31, 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Weighted-average common shares	197,752	199,250	199,230	199,029
Effect of potentially dilutive stock plan securities	1,202	2,728	1,780	2,586
Diluted weighted-average common shares	198,954	201,978	201,010	201,615
Stock plan securities excluded from dilution (1)	2,383	1,452	1,652	2,240

(1)   Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ stock-based compensation plans.

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of July 30, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	July 30, 2017	January 29, 2017
Trade receivables, net of allowance for doubtful accounts	$631	$499
Vendor rebate receivables	48	50
Other receivables	14	10
Total receivables, net	$693	$559

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Current Liabilities

Other current liabilities as of July 30, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	July 30, 2017	January 29, 2017	July 30, 2017	January 29, 2017
Accrued interest	$30	$30	$30	$30
Accrued non-income taxes	40	30	40	30
Unsettled share repurchases	38	—	—	—
Other	81	92	81	92
Total other current liabilities	$189	$152	$151	$152

Supplemental Cash Flow Information

Cash paid for interest in the six months ended July 30, 2017 and July 31, 2016 was $92 million and $161 million, respectively. During the six months ended July 30, 2017, the Company paid $4 million of original issue discounts related to the $100 million payment on Term B-1 Loans.

Cash paid for income taxes, net of refunds, in the six months ended July 30, 2017 and July 31, 2016 was approximately $10 million and $6 million, respectively.

During the six months ended July 30, 2017, HDS executed an equity cash distribution of $395 million to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

On June 3, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. As of July 30, 2017, under this plan, Holdings has repurchased 13,449,146 shares of its common stock for $421 million. In combination with the 2014 authorized share repurchase plan, Holdings has repurchased a total of 14,267,923 shares of its common stock during the first six months of fiscal 2017 for $452 million, of which $38 million remain unsettled as of July 30, 2017.

See “Note 13 — Subsequent Events” for additional information regarding the Company’s share repurchase programs.

Significant Non-Cash Transactions

During the six months ended July 30, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings’ board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Build-to-Suit Lease

On February 4, 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. The lease commences upon completion of construction which is anticipated to be early 2018.

In accordance with ASC 850, “Leases,” for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain “sales-leaseback” criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as an operating lease. If upon completion of construction, the lease does not meet the “sales-leaseback” criteria, the leased property will be treated as a capital lease and included in Property and equipment on the Consolidated Balance Sheet. As of July 30, 2017, the Consolidated Balance Sheet includes $35 million of build-to-suit assets in Construction in progress, and the corresponding financial obligation of $35 million in Other long-term liabilities in the Consolidated Balance Sheet.

NOTE 8—RESTRUCTURING ACTIVITIES

As a result of the sale of the Power Solutions business unit in fiscal 2015, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. During the six months ended July 31, 2016, the Company incurred $11 million of restructuring charges under this plan. The Company completed the activities under this plan in fiscal 2016 and does not expect to incur any additional charges. As of July 30, 2017 and January 29, 2017, the Company’s liability balance for these restructuring activities was $2 million and $4 million respectively, and is included in Other current liabilities in the Consolidated Balance Sheets. Payments for these charges are expected to be substantially complete by the end of fiscal 2017.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017, a putative class action complaint was filed in the U.S. District Court for the Northern District of Georgia by The City of Hollywood Police Officers’ Retirement System (the “Retirement System complaint”) against HD Supply and certain senior members of its management (collectively, the “defendants”).  On August 8, 2017, a second class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Obioma Ebisike (the “Ebisike complaint” and together with the Retirement System complaint, the “complaints”) against the defendants.  The complaints are brought individually on behalf of all persons other than defendants who purchased or otherwise acquired Company securities between November 9, 2016 and June 5, 2017.  The complaints generally allege that the defendants engaged in a fraudulent scheme to inflate the Company’s stock price by making materially false and misleading statements about the Company’s business, operational, and compliance policies that allegedly failed to disclose: (1) that the Company’s full year 2017 growth and operational leverage targets were unattainable; (2) the operational recovery of the Company’s Facilities Maintenance business unit’s supply chain was not going according to plan; and (3) the Company was exploring the sale of its Waterworks business unit.  The complaints assert claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) pre-judgment and post-judgment interest, and (4) attorneys’ fees and other costs.

On August 8, 2017, two shareholder derivative complaints were filed (one by Sean Zhou and another by James Calderaro) against the Company (the “nominal defendant”) and certain members of its senior management and board of directors (collectively, the “individual defendants”).  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions, while failing to disclose: (1) that the Company’s growth and operating leverage targets for full  year 2017 were unattainable; (2) the operational recovery of the Company’s Facilities Maintenance business unit’s supply chain was not progressing as expected and would require substantial additional investment; and (3) the Company was preparing to sell its Waterworks business unit.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, allege

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

breaches of fiduciary duties, and assert claims under theories of unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ actions, ask that the Company take certain actions to reform and improve its corporate governance and internal procedures, seek restitution on behalf of the Company, and seek to recover attorneys’ fees and other costs.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

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

NOTE 10 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support. The Company determines its reportable segments in accordance with the principles of segment reporting within ASC 280, “Segment Reporting.” For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance based on the periodic review and evaluation of Net sales, Adjusted EBITDA and certain other measures for each of the operating segments.

HD Supply has two reportable segments, each of which is presented below:

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

In addition to the reportable segments, the Company’s consolidated financial results include ‘‘Corporate.’’ Corporate includes costs related to the Company’s centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

See “Note 2 — Discontinued Operations” for further information on the sale of the Waterworks business.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Corporate	Total Continuing Operations
Three Months Ended July 30, 2017
Net sales	$769	$584	$(1)	$1,352
Adjusted EBITDA	156	69	(17)	208
Depreciation(1) & Software Amortization	5	9	5	19
Other Intangible Amortization	2	—	1	3
Three Months Ended July 31, 2016
Net sales	$741	$544	$(2)	$1,283
Adjusted EBITDA	151	68	(16)	203
Depreciation(1) & Software Amortization	7	9	4	20
Other Intangible Amortization	2	—	1	3
Six Months Ended July 30, 2017
Net sales	$1,451	$1,120	$(3)	$2,568
Adjusted EBITDA	273	124	(32)	365
Depreciation(1) & Software Amortization	12	18	8	38
Other Intangible Amortization	3	—	3	6
Six Months Ended July 31, 2016
Net sales	$1,418	$1,045	$(4)	$2,459
Adjusted EBITDA	285	117	(32)	370
Depreciation(1) & Software Amortization	15	17	6	38
Other Intangible Amortization	3	—	3	6

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Total Adjusted EBITDA	$208	$203	$365	$370
Depreciation and amortization(1)	22	23	44	44
Stock-based compensation	6	5	12	11
Restructuring	—	4	—	11
Operating income	180	171	309	304
Interest expense, net	49	69	98	154
Loss on extinguishment of debt(2)	—	—	3	115
Income from Continuing Operations Before Provision for Income Taxes	131	102	208	35
Provision for income taxes	50	41	69	15
Income from continuing operations	81	61	139	20
Income from discontinued operations, net of tax	361	37	388	64
Net income	$442	$98	$527	$84

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

In connection with the issuance of the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed consolidating statements of operations and comprehensive income (loss), the condensed consolidating balance sheets and the condensed consolidating cash flow statements for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated amount for the Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,316	$36	$—	$1,352
Cost of sales	—	793	20	—	813
Gross Profit	—	523	16	—	539
Operating expenses:
Selling, general and administrative	21	304	13	—	338
Depreciation and amortization	3	17	1	—	21
Total operating expenses	24	321	14	—	359
Operating Income (Loss)	(24)	202	2	—	180
Interest expense	56	31	1	(39)	49
Interest (income)	(32)	(7)	—	39	—
Net (earnings) loss of equity affiliates	(239)	—	—	239	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	191	178	1	(239)	131
Provision for income taxes	48	1	1	—	50
Income (Loss) from Continuing Operations	143	177	—	(239)	81
Income (loss) from discontinued operations, net of tax	299	61	1	—	361
Net Income (Loss)	$442	$238	$1	$(239)	$442
Other comprehensive income (loss)—foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income (Loss)	$439	$238	$(2)	$(236)	$439

	Three Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,251	$33	$(1)	$1,283
Cost of sales	—	753	18	(1)	770
Gross Profit	—	498	15	—	513
Operating expenses:
Selling, general and administrative	21	285	11	—	317
Depreciation and amortization	3	17	1	—	21
Restructuring	1	3	—	—	4
Total operating expenses	25	305	12	—	342
Operating Income (Loss)	(25)	193	3	—	171
Interest expense	72	35	—	(38)	69
Interest (income)	(34)	(4)	—	38	—
Net (earnings) loss of equity affiliates	(200)	—	—	200	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	137	162	3	(200)	102
Provision for income taxes	38	1	2	—	41
Income (Loss) from Continuing Operations	99	161	1	(200)	61
Income (loss) from discontinued operations, net of tax	(1)	38	—	—	37
Net Income (Loss)	$98	$199	$1	$(200)	$98
Other comprehensive income (loss)—foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income (Loss)	$96	$199	$(1)	$(198)	$96

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$2,501	$68	$(1)	$2,568
Cost of sales	—	1,509	37	(1)	1,545
Gross Profit	—	992	31	—	1,023
Operating expenses:
Selling, general and administrative	42	605	25	—	672
Depreciation and amortization	7	34	1	—	42
Total operating expenses	49	639	26	—	714
Operating Income (Loss)	(49)	353	5	—	309
Interest expense	112	66	1	(81)	98
Interest (income)	(66)	(15)	—	81	—
Net (earnings) loss of equity affiliates	(394)	—	—	394	—
Loss on extinguishment of debt	3	—	—	—	3
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	296	302	4	(394)	208
Provision (benefit) for income taxes	66	2	1	—	69
Income (Loss) from Continuing Operations	230	300	3	(394)	139
Income (loss) from discontinued operations, net of tax	297	91	—	—	388
Net Income (Loss)	$527	$391	$3	$(394)	$527
Other comprehensive income (loss)—foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income (Loss)	$525	$391	$1	$(392)	$525

	Six Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$2,398	$62	$(1)	$2,459
Cost of sales	—	1,444	34	(1)	1,477
Gross Profit	—	954	28	—	982
Operating expenses:
Selling, general and administrative	41	562	22	—	625
Depreciation and amortization	6	35	1	—	42
Restructuring	2	9	—	—	11
Total operating expenses	49	606	23	—	678
Operating Income (Loss)	(49)	348	5	—	304
Interest expense	161	70	—	(77)	154
Interest (income)	(69)	(8)	—	77	—
Net (earnings) loss of equity affiliates	(345)	—	—	345	—
Loss on extinguishment of debt	115	—	—	—	115
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	89	286	5	(345)	35
Provision (benefit) for income taxes	12	1	2	—	15
Income (Loss) from Continuing Operations	77	285	3	(345)	20
Income (loss) from discontinued operations, net of tax	7	57	—	—	64
Net Income (Loss)	$84	$342	$3	$(345)	$84
Other comprehensive income (loss)—foreign currency translation adjustment	2	—	2	(2)	2
Total Comprehensive Income (Loss)	$86	$342	$5	$(347)	$86

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$32	$17	$6	$—	$55
Receivables, net	2	669	22	—	693
Inventories	—	670	20	—	690
Intercompany receivables	—	1	—	(1)	—
Current assets of discontinued operations	—	752	—	—	752
Other current assets	11	21	1	—	33
Total current assets	45	2,130	49	(1)	2,223
Property and equipment, net	89	174	3	—	266
Goodwill	—	1,807	—	—	1,807
Intangible assets, net	—	95	1	—	96
Deferred tax asset	951	—	2	(96)	857
Non-current assets of discontinued operations	—	1,120	—	—	1.120
Investment in subsidiaries	4,289	—	—	(4,289)	—
Intercompany notes receivable	1,005	1,032	—	(2,037)	—
Other assets	19	4	—	—	23
Total assets	$6,398	$6,362	$55	$(6,423)	$6,392
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$428	$14	$—	$454
Accrued compensation and benefits	30	50	3	—	83
Current installments of long-term debt	14	—	—	—	14
Intercompany payables	—	—	1	(1)	—
Current liabilities of discontinued operations	2	352	—	—	354
Other current liabilities	52	91	8	—	151
Total current liabilities	110	921	26	(1)	1,056
Long-term debt, excluding current installments	3,976	—	62	—	4,038
Deferred tax liabilities	—	96	—	(96)	—
Non-current liabilities of discontinued operations	41	—	—	—	41
Intercompany notes payable	1,032	1,005	—	(2,037)	—
Other liabilities	82	17	1	—	100
Total liabilities	5,241	2,039	89	(2,134)	5,235
Stockholder’s equity (deficit)	1,157	4,323	(34)	(4,289)	1,157
Total liabilities and stockholder’s equity (deficit)	$6,398	$6,362	$55	$(6,423)	$6,392

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of January 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$51	$17	$5	$—	$73
Receivables, net	3	540	16	—	559
Inventories	—	588	18	—	606
Intercompany receivables	—	1	—	(1)	—
Current assets of discontinued operations	—	575	—	—	575
Other current assets	13	17	2	—	32
Total current assets	67	1,738	41	(1)	1,845
Property and equipment, net	76	175	2	—	253
Goodwill	—	1,807	—	—	1,807
Intangible assets, net	—	101	1	—	102
Deferred tax asset	681	—	2	(127)	556
Non-current assets of discontinued operations	—	1,122	—	—	1,122
Investment in subsidiaries	2,451	—	—	(2,451)	—
Intercompany notes receivable	2,192	584	—	(2,776)	—
Other assets	16	4	—	—	20
Total assets	$5,483	$5,531	$46	$(5,355)	$5,705
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$296	$11	$—	$320
Accrued compensation and benefits	36	60	2	—	98
Current installments of long-term debt	14	—	—	—	14
Intercompany payables	—	—	1	(1)	—
Current liabilities of discontinued operations	2	257	—	—	259
Other current liabilities	52	94	6	—	152
Total current liabilities	117	707	20	(1)	843
Long-term debt, excluding current installments	3,737	—	61	—	3,798
Deferred tax liabilities	—	127	—	(127)	—
Non-current liabilities of discontinued operations	20	—	—	—	20
Intercompany notes payable	584	2,192	—	(2,776)	—
Other liabilities	67	17	2	—	86
Total liabilities	4,525	3,043	83	(2,904)	4,747
Stockholder’s equity (deficit)	958	2,488	(37)	(2,451)	958
Total liabilities and stockholder’s equity (deficit)	$5,483	$5,531	$46	$(5,355)	$5,705

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$227	$(41)	$3	$—	$189
Cash flows from investing activities
Capital expenditures	(9)	(34)	—	—	(43)
Proceeds from sales of property and equipment	—	2	—	—	2
Proceeds from (payments of) intercompany notes	—	73	—	(73)	—
Net cash flows from investing activities	$(9)	$41	$—	$(73)	$(41)
Cash flows from financing activities
Equity distribution	(395)	—	—	—	(395)
Borrowings of (repayments of) intercompany notes	(73)	—	—	73	—
Repayments of long-term debt	(103)	—	—	—	(103)
Borrowings on long-term revolver debt	596	—	3	—	599
Repayments on long-term revolver debt	(256)	—	(5)	—	(261)
Debt issuance costs	(6)	—	—	—	(6)
Net cash flows from financing activities	(237)	—	(2)	73	(166)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(19)	$—	$1	$—	$(18)
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$32	$17	$6	$—	$55

	Six Months Ended July 31, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$242	$(81)	$3	$—	$164
Cash flows from investing activities
Capital expenditures	(7)	(25)	—	—	(32)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from sales of businesses, net	37	—	—	—	37
Proceeds from (payments of) intercompany notes	—	105	—	(105)	—
Net cash flows from investing activities	$30	$81	$—	$(105)	$6
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(105)	—	—	105	—
Borrowings of long-term debt	1,000	—	—	—	1,000
Repayments of long-term debt	(1,110)	—	—	—	(1,110)
Debt issuance costs	(15)	—	—	—	(15)
Other financing activities	(1)	(1)	—	—	(1)
Net cash flows from financing activities	(231)	(1)	—	105	(127)
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$41	$(1)	$4	$—	$44
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$274	$17	$19	$—	$310

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

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for annual and interim periods, beginning after December 15, 2016. The Company adopted this guidance on January 30, 2017 (the first day of fiscal 2017) with no material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”), amended by ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13—SUBSEQUENT EVENTS

Sale of the Waterworks Business

On August 1, 2017, the Company completed the sale of its Waterworks business for gross cash proceeds of $2,500 million, subject to a post-closing working capital adjustment. The Company expects to pay approximately $40 million of transaction costs and recognize a pre-tax gain of approximately $925 million. In connection with the pending sale, the Company recorded a $323 million net deferred tax asset and corresponding tax benefit in discontinued operations during the second quarter of fiscal 2017 in order to recognize the outside basis difference in the Waterworks investment. The Company expects to recognize tax expense of approximately $520 million in discontinued operations in third quarter fiscal 2017 related to the sale of the Waterworks business, which includes an expense of $323 million related to utilizing the deferred tax asset associated with the outside basis difference in the Waterworks corporate subsidiary recorded as an income tax benefit in the second quarter in discontinued operations. The Company estimates that it will utilize approximately $280 million of tax-effected Federal and state net operating loss carryforwards as a result of the sale of the Waterworks business. For additional information, please see “Note 2 — Discontinued Operations.”

Repayment of the Senior ABL Facility

On August 1, 2017, HDS repaid all of the outstanding U.S. borrowings on its Senior ABL Facility. Canadian borrowings of $62 million on the Senior ABL Facility remain outstanding.

Amendment of the April 2016 Senior Unsecured Notes

On August 25, 2017, HDS entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the “Indenture”). The Second Supplemental Indenture effects certain Proposed Amendments (as defined below) to the Indenture pertaining to the Company’s April 2016 Senior Unsecured Notes. Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the Proposed Amendments.

The Proposed Amendments (a) amend the definition of “Permitted Payments” contained in the Indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s consolidated leverage ratio does not exceed 3.00 to 1.00; (b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of “Net Available Cash” contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the Company’s 2021 Notes (as defined in the Second Supplemental Indenture)) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the “Sale of Assets” covenant of the Indenture and (d) amend the definition of “Consolidated EBITDA” contained in the Indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)) (collectively, the “Proposed Amendments”).

As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which will be capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amendment of the Term Loan Facility

On August 31, 2017, HDS entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding Term B-1 Loans with a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding Term B-2 Loans with a new tranche of term loans (the “Term B-4 Loans”) in an aggregate principal amount of $546 million and (iii) amend the definition of “Permitted Payments” contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s consolidated leverage ratio does not exceed 3.00 to 1.00.

The Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The Term B-3 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on August 13, 2021.

The Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. The Term B-4 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

The Fifth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable Term Loans being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions.

In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and expects to record a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and approximately $2 million to write off a portion of the related unamortized discount and deferred financing costs.

Redemption of the December 2014 First Priority Notes

On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of December 2014 First Priority Notes for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the 2014 indenture and $14 million of accrued but unpaid interest to the redemption date. The 2014 indenture, pursuant to which the December 2014 First Priority Notes were issued, was discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company expects to record a $73 million loss on extinguishment of debt in the third quarter of fiscal 2017, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

Share Repurchase Programs

As of August 8, 2017, Holdings has completed the repurchase of all $500 million of common stock under the share repurchase program authorized in June 2017, purchasing approximately 15.9 million shares at an average price of $31.37 per share.

On August 27, 2017, Holdings’ Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”) and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through approximately 260 locations across 36 U.S. states and six Canadian provinces. We have approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 500,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

Description of segments

We operate our Company through two reportable segments: Facilities Maintenance and Construction & Industrial.

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

Discontinued operations

On August 1, 2017, the Company completed the sale of its Waterworks business. For additional information on the sale of the Waterworks business, see “Note 13 — Subsequent Events,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

On May 31, 2016, the Company completed the sale of its Interior Solutions business.

The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 2— Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended July 30, 2017 (“second quarter 2017) and July 31, 2016 (“second quarter 2016”) both include 13 weeks. The six months ended July 30, 2017 and July 31, 2016 both include 26 weeks.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, maintenance and renovation and improvement related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

We ship products to customers by internal fleet and by third-party carriers. Net sales are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of (a) $100 million and (b) 10% of the lesser of (i) the borrowing base and (ii) the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income	$442	$98	$527	$84
Less income from discontinued operations, net of tax	361	37	388	64
Income from continuing operations	81	61	139	20
Interest expense	49	69	98	154
Provision for income taxes	50	41	69	15
Depreciation and amortization (1)	22	23	44	44
Loss on extinguishment of debt (2)	—	—	3	115
Restructuring charges (3)	—	4	—	11
Stock-based compensation	6	5	12	11
Adjusted EBITDA	$208	$203	$365	$370

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income	$442	$98	$527	$84
Less income from discontinued operations, net of tax	361	37	388	64
Income from continuing operations	81	61	139	20
Plus: Provision for income taxes	50	41	69	15
Less: Cash income taxes	(7)	(5)	(10)	(6)
Plus: Amortization of acquisition-related intangible assets (other than software)	3	3	6	6
Plus: Loss on extinguishment of debt (1)	—	—	3	115
Plus: Restructuring charges (2)	—	4	—	11
Adjusted Net Income	$127	$104	$207	$161

(1)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(2)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

Consolidated results of operations

	Three Months Ended		Percentage	Six Months Ended		Percentage
Dollars in millions	July 30, 2017	July 31, 2016	Increase (Decrease)	July 30, 2017	July 31, 2016	Increase (Decrease)
Net sales	$1,352	$1,283	5.4%	$2,568	$2,459	4.4%
Gross Profit	539	513	5.1	1,023	982	4.2
Operating expenses:
Selling, general and administrative	338	317	6.6	672	625	7.5
Depreciation and amortization	21	21	*	42	42	*
Restructuring Charges	—	4	*	—	11	*
Total operating expenses	359	342	5.0	714	678	5.3
Operating Income	180	171	5.3	309	304	1.6
Interest expense	49	69	(29.0)	98	154	(36.4)
Loss on extinguishment of debt	—	—	*	3	115	(97.4)
Income from Continuing Operations Before Provision for Income Taxes	131	102	28.4	208	35	*
Provision for income taxes	50	41	22.0	69	15	*
Income from Continuing Operations	81	61	32.8	139	20	*
Income from discontinued operations, net of tax	361	37	*	388	64	*
Net Income	$442	$98	*	$527	$84	*
Non-GAAP financial data:
Adjusted EBITDA	$208	$203	2.5	$365	$370	(1.4)
Adjusted net income	$127	$104	22.1	$207	$161	28.6

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	July 30, 2017	July 31, 2016	Increase (Decrease)	July 30, 2017	July 31, 2016	Increase (Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	39.9	40.0	(10)	39.8	39.9	(10)
Operating expenses:
Selling, general and administrative	25.0	24.8	20	26.2	25.4	80
Depreciation and amortization	1.6	1.6	—	1.6	1.7	(10)
Restructuring Charges	—	0.3	*	—	0.4	*
Total operating expenses	26.6	26.7	(10)	27.8	27.5	30
Operating Income	13.3	13.3	—	12.0	12.4	(40)
Interest expense	3.6	5.4	(180)	3.8	6.3	(250)
Loss on extinguishment of debt	—	—	*	0.1	4.7	*
Income from Continuing Operations Before Provision for Income Taxes	9.7	7.9	180	8.1	1.4	*
Provision for income taxes	3.7	3.1	60	2.7	0.6	*
Income from Continuing Operations	6.0	4.8	120	5.4	0.8	*
Income from discontinued operations, net of tax	26.7	2.9	*	15.1	2.6	*
Net Income	32.7	7.7	*	20.5	3.4	*
Non-GAAP financial data:
Adjusted EBITDA	15.4	15.8	(40)	14.2	15.0	(80)
Adjusted net income	9.4	8.1	130	8.1	6.5	160

* Not meaningful

Highlights

Net sales in second quarter 2017 increased $69 million, or 5.4%, as compared to second quarter 2016. Both of our reportable segments delivered increases in Net sales. Operating income in second quarter 2017 increased $9 million, or 5.3%, as compared to second quarter 2016. Net income in second quarter 2017 increased $344 million to $442 million as compared to $98 million in second quarter 2016 due primarily to a $323 million tax benefit recorded as a result of the sale of the Waterworks business. Adjusted EBITDA in second quarter 2017 increased $5 million, or 2.5%, as compared to second quarter 2016. Adjusted net income in second quarter 2017 increased $23 million, or 22.1%, as compared to second quarter 2016 due primarily to a decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances. As of July 30, 2017, our total liquidity was $590 million. See “Liquidity and Capital Resources — External Financing” for further information.

Net sales

Net sales in second quarter 2017 increased $69 million, or 5.4%, compared to second quarter 2016 and $109 million, or 4.4%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

Both of our reportable segments delivered an increase in Net sales in second quarter 2017 and in the first six months of fiscal 2017 as compared to the same periods in fiscal 2016. The Net sales increases were primarily due to increases in market volume and growth initiatives at both of our businesses. Growth initiatives contributed approximately $36 million and $44 million in second quarter 2017 and the first six months of fiscal 2017, respectively.

Gross profit

Gross profit increased $26 million, or 5.1%, during second quarter 2017 as compared to second quarter 2016 and $41 million, or 4.2%, during the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

Both of our reportable segments delivered an increase in Gross profit primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 10 basis points to 39.9% in second quarter 2017 as compared to 40.0% in second quarter 2016 and approximately 10 basis points to 39.8% in the first six months of fiscal 2017 as compared to 39.9% in the same period in fiscal 2016. The decline in gross margin in both periods was primarily driven by decreasing rebar margins at our Construction & Industrial business.

Operating expenses

Operating expenses increased $17 million, or 5.0%, during second quarter 2017 as compared to second quarter 2016 and $36 million, or 5.3%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

Selling, general and administrative expenses increased $21 million, or 6.6%, in second quarter 2017 as compared to second quarter 2016 and $47 million, or 7.5%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Restructuring charges decreased $4 million and $11 million in second quarter 2017 and the first six months of fiscal 2017, respectively, as compared to the same periods in fiscal 2016 as the Company completed restructuring activities to strategically align its workforce in fiscal 2016.

Operating expenses as a percentage of Net sales decreased approximately 10 basis points to 26.6% in second quarter 2017 as compared to second quarter 2016 and increased approximately 30 basis points to 27.8% in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. Selling, general and administrative expenses as a percentage of Net sales increased approximately 20 basis points to 25.0% in second quarter 2017 and approximately 80 basis points to 26.2% in the first six months of fiscal 2017 as compared to the same periods in fiscal 2016. The increase in both periods was primarily a result of the increased investments in growth initiatives, partially offset by the decline in restructuring charges. For additional information, see “Note 8 — Restructuring Activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Operating income

Operating income increased $9 million, or 5.3%, during second quarter 2017 as compared to second quarter 2016 and $5 million, or 1.6%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in both periods was primarily due to higher sales volume, partially offset by the decrease in gross margins and increase in Operating expenses.

Operating income as a percentage of Net sales remained flat during second quarter 2017 as compared to second quarter 2016 and decreased approximately 40 basis points during the first six months of fiscal 2017 as compared to the same period in fiscal 2016. In second quarter 2017, the decline in gross margins and increase in selling, general and administrative expense as a percentage of Net sales were offset by the decline in restructuring charges. In the first six months of fiscal 2017, the decline in margins and increase in selling, general and administrative expense as a percentage of Net sales were partially offset by a decline in depreciation and amortization as a percentage of Net sales and restructuring charges.

Interest expense

Interest expense decreased $20 million, or 29.0%, during second quarter 2017 as compared to second quarter 2016 and $56 million, or 36.4%, during the first six months of fiscal 2017 as compared to the same period in fiscal 2016. The decrease in both periods was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions and a lower average outstanding balance as we continue to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

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

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in second quarter 2017 was an expense of $50 million compared to $41 million in second quarter 2016. The provision for income taxes in the first six months of fiscal 2017 was an expense of $69 million compared to $15 million in the first six months of fiscal 2016.

The effective rate for continuing operations for second quarter 2017 and the first six months of fiscal 2017 was an expense of 38.2% and 33.2%, respectively. The effective rate for continuing operations for second quarter 2016 and the first six months of fiscal 2016 was an expense of 40.2% and 42.9%, respectively.

In second quarter 2017 and the first six months of fiscal 2017, the application of stock-based compensation expense guidance in Accounting Standards Update (“ASU”) No. 2016-09 resulted in discrete tax benefits of $1 million and $12 million, respectively, from the exercise and vesting of stock based awards, which lowered the effective tax rate by 80 and 580 basis points, respectively. For additional information on the adoption of ASU No. 2016-09, see “Note 12 — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of July 30, 2017.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax during second quarter 2017 was $361 million, which included $60 million of pre-tax income from discontinued operations and a $301 million income tax benefit. During second quarter 2017, the Company recorded a $323 million tax benefit in Income from discontinued operations, net of tax, to recognize a net deferred tax asset for the difference between the Company’s stock basis versus its book basis of the Waterworks business unit. On August 1, 2017, the Company completed the sale of the Waterworks business and utilized the $323 million net deferred tax asset. For additional information. see “Note 2 — Discontinued Operations” and “Note 13 — Subsequent Events” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA increased $5 million, or 2.5%, in second quarter 2017 as compared to second quarter 2016 and decreased $5 million, or 1.4%, in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. Construction & Industrial experienced an increase in Adjusted EBITDA in both periods.  Facilities Maintenance experienced an increase in Adjusted EBITDA in second quarter 2017 as compared to second quarter 2016 and a decrease in Adjusted EBITDA for the first six months of fiscal 2017 as compared to the first six months of fiscal 2016.

The increase in Adjusted EBITDA in second quarter 2017 as compared to second quarter 2016 was primarily due to the increase in sales volume, partially offset by the decrease in gross margin and increase in Operating expenses. The decrease in Adjusted EBITDA during the first six months of fiscal 2017 as compared to the first six months in fiscal 2016 was primarily due to the decrease in gross margin and increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points to 15.4% in second quarter 2017 as compared to second quarter 2016 and approximately 80 basis points to 14.2% in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016.

Adjusted net income

Adjusted net income increased $23 million, or 22.1%, in second quarter 2017 as compared to second quarter 2016 and $46 million, or 28.6%, in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. The increase in Adjusted net income in both periods was primarily attributable to lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Six Months Ended
Dollars in millions	July 30, 2017	July 31, 2016	Increase (Decrease)		July 30, 2017	July 31, 2016	Increase (Decrease)
Net sales	$769	$741	3.8%		$1,451	$1,418	2.3%
Operating income	$149	$139	7.2%		$258	$258	—
% of Net sales	19.4%	18.8%	60	bps	17.8%	18.2%	(40	)bps
Depreciation and amortization	7	9	(22.2)%		15	18	(16.7)%
Restructuring	—	3	*		—	9	*
Adjusted EBITDA	$156	$151	3.3%		$273	$285	(4.2)%
% of Net sales	20.3%	20.4%	(10	)bps	18.8%	20.1%	(130	)bps

* Not meaningful

Net Sales

Net sales increased $28 million, or 3.8%, in second quarter 2017 as compared to second quarter 2016 and $33 million, or 2.3%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Net sales in both periods was primarily due to market growth in the multifamily and hospitality industries and growth initiatives, particularly in the second quarter of 2017. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile application, and our enabling functions, such as supply chain, data analytics, and dynamic pricing.

Adjusted EBITDA

Adjusted EBITDA increased $5 million, or 3.3%, in second quarter 2017 as compared to second quarter 2016 and decreased $12 million, or 4.2%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Adjusted EBITDA in second quarter 2017 as compared to second quarter 2016 was primarily due to increased sales volume, partially offset by increased Selling, general and administrative expenses. The decrease in Adjusted EBITDA in the first six months of fiscal 2017 as compared to the same period in fiscal 2016 was primarily due to increased Selling, general and administrative expenses. The increase in Selling, general and administrative expenses in both periods was related to costs incurred to increase distribution center capacity and higher personnel costs in fiscal 2017 related to open positions in fiscal 2016 due to transitioning the business from San Diego to Atlanta.

Adjusted EBITDA as a percentage of Net sales decreased approximately 10 basis points in second quarter 2017 as compared to second quarter 2016 and approximately 130 basis points in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. The decrease in both periods was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to costs incurred to increase distribution center capacity and open positions in 2016 due to transitioning the business to Atlanta, partially offset by gross margin improvements.

Construction & Industrial

	Three Months Ended				Six Months Ended
Dollars in millions	July 30, 2017	July 31, 2016	Increase (Decrease)		July 30, 2017	July 31, 2016	Increase (Decrease)
Net sales	$584	$544	7.4%		$1,120	$1,045	7.2%
Operating income	$60	$59	1.7%		$106	$100	6.0%
% of Net sales	10.3%	10.8%	(50	)bps	9.5%	9.6%	(10	)bps
Depreciation and amortization	9	9	—		18	17	5.9%
Adjusted EBITDA	$69	$68	1.5%		$124	$117	6.0%
% of Net sales	11.8%	12.5%	(70	)bps	11.1%	11.2%	(10	)bps

Net Sales

Net sales increased $40 million, or 7.4%, in second quarter 2017 as compared to second quarter 2016 and $75 million, or 7.2%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

Growth initiatives contributed to the increase in Net sales in both periods driven by managed sales approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential construction markets.

Adjusted EBITDA

Adjusted EBITDA increased $1 million, or 1.5%, in second quarter 2017 as compared to second quarter 2016 and $7 million, or 6.0%, in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by lower gross margins in the second quarter and increased Selling, general and administrative expenses in both periods related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales decreased approximately 70 basis points in second quarter 2017 as compared to second quarter 2016 and approximately 10 basis points in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. The decrease in both periods was driven by declines in rebar gross margins, partially offset by product mix and category management initiatives. Rebar margins are declining due to an increase in steel costs impacted by duties and the threat of duties on imported steel. We have been unable to pass along all of the cost increases to our customers due to the competitive environment. We expect rebar margins to remain under pressure for the remainder of the year.

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

During the first six months of fiscal 2017, the Company’s generation of cash was primarily driven by cash receipts from operations and proceeds from stock option exercises, partially offset by net debt repayments, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of July 30, 2017, our combined liquidity of approximately $590 million was comprised of $67 million in cash and cash equivalents and $523 million of additional available borrowings (excluding $7 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Six Months Ended		Increase
Amounts in millions	July 30, 2017	July 31, 2016	(Decrease)
Operating activities	$189	$164	$25
Investing activities	(41)	6	(47)
Financing activities	(156)	(127)	(29)

Working capital

Working capital, excluding cash and cash equivalents, was $1,074 million as of July 30, 2017, increasing $91 million as compared to $983 million as of July 31, 2016.  Working capital, excluding the impact of discontinued operations and cash and cash equivalents increased $62 million. The increase was primarily driven by business growth, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable.

Operating activities

During the first six months of fiscal 2017, cash provided by operating activities was $189 million compared to $164 million in the first six months of fiscal 2016. Cash interest paid in the first six months of fiscal 2017 was $92 million, compared to $161 million in the first six months of fiscal 2016. Cash flows from operating activities included a payment of $4 million of original issue discount related to the extinguishment of a portion of the Term Loans in the first six months of fiscal 2017. Cash flows provided by operating activities for discontinued operations were $11 million in the first six months of fiscal 2017. Cash flows used by operating activities for discontinued operations were $6 million during the first six months of fiscal 2016. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $57 million in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to investments in working capital for business growth.

Investing activities

During the first six months of fiscal 2017, cash used by investing activities was $41 million, comprised of $43 million of capital expenditures, partially offset by $2 million of cash received from the sales of property and equipment.  During the first six months of fiscal 2016, cash provided by investing activities was $6 million, comprised of $38 million of proceeds from the sales of businesses and property and equipment, offset by $32 million of capital expenditures.

Financing activities

During the first six months of fiscal 2017, cash used in financing activities was $156 million, primarily due to purchases of treasury shares of $414 million and payments for debt issuance costs of $6 million, offset by net debt borrowings of $235 million and proceeds from employee stock option exercises of $29 million.

During the first six months of fiscal 2016, cash used in financing activities was $127 million, primarily due to net debt repayments of $110 million including premiums and make-whole payments to call or redeem debt prior to maturity, payments for debt issuance costs of $15 million and purchases of treasury shares of $14 million, partially offset by proceeds from employee stock option exercises of $14 million.

External financing

As of July 30, 2017, we had an aggregate principal amount of $4,052 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $7 million and $34 million, respectively, and $523 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $30 million in letters of credit issued and including $7 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On September 1, 2017, HDS used a portion of the net proceeds it received from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of December 2014 First Priority Notes for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with the terms of the 2014 indenture and $14 million of accrued but unpaid interest to the redemption date. The 2014 indenture, pursuant to which the December 2014 First Priority Notes were issued, was discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company expects to record a $73 million loss on extinguishment of debt in the third quarter of fiscal 2017, which includes the $62 million make-whole premium and the write-off off $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 31, 2017, HDS entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding Term B-1 Loans with a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding Term B-2 Loans with a new tranche of term loans (the “Term B-4 Loans”) in an aggregate principal amount of $546 million and (iii) amend the definition of “Permitted Payments” contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

The Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The Term B-3 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on August 13, 2021.

The Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. The Term B-4 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

The Fifth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable Term Loans being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions.

In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and expects to record a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and approximately $2 million to write off a portion of the related unamortized discount and deferred financing costs.

On August 25, 2017, HDS entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the “Indenture”). The Second Supplemental Indenture effects certain Proposed Amendments (as defined below) to the Indenture pertaining to the Company’s April 2016 Senior Unsecured Notes. Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the Proposed Amendments.

The Proposed Amendments (a) amend the definition of “Permitted Payments” contained in the Indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Leverage Ratio (as defined in the Second Supplemental Indenture) does not exceed 3.00 to 1.00; (b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of “Net Available Cash” contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the Company’s 2021 Notes (as defined in the Second Supplemental Indenture)) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the “Sale of Assets” covenant of the Indenture and (d) amend the definition of “Consolidated EBITDA” contained in the Indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)) (collectively, the “Proposed Amendments”).

As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which will be capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes.

On August 1, 2017, HDS repaid all of the outstanding U.S. borrowings on its Senior ABL Facility. Canadian borrowings of $62 million on the Senior ABL Facility remain outstanding.

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

For additional information, see “Note 3 — Debt” and “Note 13 — Subsequent Events” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Rating agency actions

On August 17, 2017, S&P Global Ratings (“S&P”) placed HDS’s Term B-1 Loan on CreditWatch with positive implications, noting their expectations of improved recovery prospects for lenders when incorporating HDS’s anticipated repayment of its December 2014 First Priority Notes. S&P noted that once HDS’s December 2014 First Priority Notes are repaid, they anticipate raising the credit ratings on HDS’s Term B-1 Loan and Term B-2 Loan to ‘BB+’ from ‘BB’ and revise its recovery rating on the Term Loans to ‘2’. On September 1, 2017, HDS repaid all of the outstanding aggregate principal amount of its December 2014 First Priority Notes.

In March 2017, Moody’s Investor’s Service (“Moody’s”) upgraded HDS’s corporate family rating to Ba3, from B1. Moody’s cited improved credit metrics and anticipated gains from all of our business units. In related rating actions, Moody’s upgraded HDS’s senior secured term loans and senior secured notes from Ba3 to B1 and senior unsecured notes to B2 from B3. Moody’s rating outlook changed to stable from positive. Also in April 2017, S&P raised HDS’s corporate credit rating to ‘BB’ from ‘BB-’, assigned a ‘BBB-’ rating to the Senior ABL Facility, upgraded senior secured debt to ‘BB’ from ‘BB-’, and upgraded unsecured notes to ‘B+’ from ‘B’. S&P cited meaningful credit ratio improvement in fiscal 2016 as well as our prioritization of free cash generation for debt reduction. S&P’s outlook upgraded to stable.

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

Recent accounting pronouncements

See “Note 12 — Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of July 30, 2017 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of July 30, 2017 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017, a putative class action complaint was filed in the U.S. District Court for the Northern District of Georgia by The City of Hollywood Police Officers’ Retirement System (the “Retirement System complaint”) against HD Supply and certain senior members of its management (collectively, the “defendants”).  On August 8, 2017, a second class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Obioma Ebisike (the “Ebisike complaint” and together with the Retirement System complaint, the “complaints”) against the defendants.  The complaints are brought individually on behalf of all persons other than defendants who purchased or otherwise acquired Company securities between November 9, 2016 and June 5, 2017.  The complaints generally allege that the defendants engaged in a fraudulent scheme to inflate the Company’s stock price by making materially false and misleading statements about the Company’s business, operational, and compliance policies that allegedly failed to disclose: (1) that the Company’s full year 2017 growth and operational leverage targets were unattainable; (2) the operational recovery of the Company’s Facilities Maintenance business unit’s supply chain was not going according to plan; and (3) the Company was exploring the sale of its Waterworks business unit.  The complaints assert claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) pre-judgment and post-judgment interest, and (4) attorneys’ fees and other costs.

On August 8, 2017, two shareholder derivative complaints were filed (one by Sean Zhou and another by James Calderaro) against the Company (the “nominal defendant”) and certain members of its senior management and board of directors (collectively, the “individual defendants”).  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions, while failing to disclose: (1) that the Company’s growth and operating leverage targets for full  year 2017 were unattainable; (2) the operational recovery of the Company’s Facilities Maintenance business unit’s supply chain was not progressing as expected and would require substantial additional investment; and (3) the Company was preparing to sell its Waterworks business unit.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, allege breaches of fiduciary duties, and assert claims under theories of unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ actions, ask that the Company take certain actions to reform and improve its corporate governance and internal procedures, seek restitution on behalf of the Company, and seek to recover attorneys’ fees and other costs.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On June 3, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of August 8, 2017, Holdings has completed the repurchase of all $500 million of common stock authorized under the share repurchase program, purchasing approximately 15.9 million shares at an average price of $31.37 per share.

On August 27, 2017, Holdings’ Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2017 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1 - May 28	290,000	$40.56	290,000	$5,827,478
May 29 - June 25	3,704,230	32.15	3,704,230	386,935,423
June 26 - July 30	10,009,675	31.02	10,009,675	79,409,281
Total	14,003,905	$31.52	14,003,905

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the six months ended July 30, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
2.1

Amended and Restated Agreement and Plan of Merger, dated as of July 14, 2017, by and among HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Waterworks Group, Inc., HD Supply Waterworks, Ltd., HD Supply, Inc., CD&R Plumb Buyer, LLC, CD&R Waterworks Merger Sub, LLC, CD&R WW, LLC, and CD&R WW Merger Sub, LLC (1)

3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc.(2)
3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc. (2)
3.3	Certificate of Incorporation of HD Supply, Inc. (3)
3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (4)
3.5	Amended and Restated By-Laws of HD Supply, Inc.(4)
4.1	Second Supplemental Indenture, dated as of August 25, 2017, by and among the Company, the subsidiary guarantors signatory thereto, and Wells Fargo Bank, National Association, as Trustee (5)
10.1	HD Supply Holdings, Inc. Omnibus Incentive Plan (as amended and restated effective May 17, 2017) (6)
10.2	HD Supply Holdings, Inc. Annual Incentive Plan for Executive Officers(6)
10.3	Board of Directors Compensation Policy (as amended effective May 17, 2017).
10.4	Letter of Employment, dated as of June 5, 2017, by and between HD Supply, Inc. and William P. Stengel.
10.5

Fifth Amendment to Credit Agreement, dated as of August 31, 2017, among the Company, as borrower, certain of the Company’s affiliates signatory thereto, as guarantors, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent, Bank of America, N.A., as a Term B-3 Lender and Term B-4 Lender, and the other lenders party thereto. (7)

21.1	List of Subsidiaries.
31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 30(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3

Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4

Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)         Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013. See Exhibit 3.1 (Certificate of Incorporation) and Exhibit 3.2 (Bylaws).

(2)         Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.  See Exhibit 3.1 (Certificate of Incorporation) and Exhibit 3.2 (Bylaws).

(3)         Previously filed in Amendment No.1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009. See Exhibit 3.1.

(4)         Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013. See Exhibit 3.1 (Certificate of Incorporation) and Exhibit 3.2 (Bylaws).

(5)         Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on August 25, 2017. See Exhibit 4.1.

(6)         Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on May 19, 2017. See Exhibit 10.1 (Omnibus Incentive Plan) and Exhibit 10.2 (Annual Incentive Plan).

(7)         Previously filed in Form 8-K of HD Supply, Inc. (File No. 001-35979) filed on September 1, 2017. See Exhibit 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 5, 2017	By:	/s/ Joseph J. De Angelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 5, 2017	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer