Form 10-Q
period 2017-10-29
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2017-12-05
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2017

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

HD Supply Holdings, Inc. ☐
HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of December 1, 2017:

HD Supply Holdings, Inc.	185,678,183 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

•                  risks related to legal proceedings to which we are a party, including existing securities and shareholder derivative lawsuits;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net Sales	$1,370	$1,275	$3,938	$3,734
Cost of sales	828	763	2,373	2,240
Gross Profit	542	512	1,565	1,494
Operating expenses:
Selling, general and administrative	336	329	1,008	954
Depreciation and amortization	21	21	63	63
Restructuring	3	3	3	14
Total operating expenses	360	353	1,074	1,031
Operating Income	182	159	491	463
Interest expense	36	65	134	219
Interest income	(1)	—	(1)	—
Loss on extinguishment & modification of debt	78	59	81	174
Income from Continuing Operations Before Provision for Income Taxes	69	35	277	70
Provision for income taxes	23	15	92	30
Income from Continuing Operations	46	20	185	40
Income from discontinued operations, net of tax	406	40	794	104
Net Income	$452	$60	$979	$144
Other comprehensive income (loss) — foreign currency translation adjustment	1	(1)	(1)	1
Total Comprehensive Income	$453	$59	$978	$145

Weighted Average Common Shares Outstanding (thousands)
Basic	185,651	199,593	194,704	199,217
Diluted	186,652	202,007	196,258	201,786

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.25	$0.10	$0.95	$0.20
Income from Discontinued Operations	$2.19	$0.20	$4.08	$0.52
Net Income	$2.43	$0.30	$5.03	$0.72
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.25	$0.10	$0.94	$0.20
Income from Discontinued Operations	$2.18	$0.20	$4.05	$0.52
Net Income	$2.42	$0.30	$4.99	$0.71

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 29, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$461	$75
Receivables, less allowance for doubtful accounts of $11 and $9	689	559
Inventories	662	606
Current assets of discontinued operations	—	575
Other current assets	38	32
Total current assets	1,850	1,847
Property and equipment, net	298	253
Goodwill	1,807	1,807
Intangible assets, net	93	102
Deferred tax asset	298	556
Non-current assets of discontinued operations	—	1,122
Other assets	19	20
Total assets	$4,365	$5,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405	$320
Accrued compensation and benefits	84	98
Current installments of long-term debt	11	14
Current liabilities of discontinued operations	—	259
Other current liabilities	161	152
Total current liabilities	661	843
Long-term debt, excluding current installments	2,087	3,798
Non-current liabilities of discontinued operations	—	20
Other liabilities	123	86
Total liabilities	2,871	4,747
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 186.3 million and 201.4 million shares issued and outstanding at October 29, 2017 and January 29, 2017, respectively	2	2
Paid-in capital	4,018	3,962
Accumulated deficit	(1,956)	(2,969)
Accumulated other comprehensive loss	(16)	(15)
Treasury stock, at cost, 17.4 million and 0.6 million shares at October 29, 2017 and January 29, 2017, respectively	(554)	(20)
Total stockholders’ equity	1,494	960
Total liabilities and stockholders’ equity	$4,365	$5,707

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 29, 2017	October 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$979	$144
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	76
Provision for uncollectibles	6	5
Non-cash interest expense	11	13
Payment of discounts upon extinguishment of debt	(6)	—
Loss on extinguishment & modification of debt	81	174
Stock-based compensation expense	19	15
Deferred income taxes	316	93
(Gain) loss on sales of businesses, net	(930)	7
Other	—	(2)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(249)	(236)
(Increase) decrease in inventories	(116)	(119)
(Increase) decrease in other current assets	1	—
(Increase) decrease in other assets	1	—
Increase (decrease) in accounts payable and accrued liabilities	132	134
Increase (decrease) in other long-term liabilities	2	—
Net cash provided by (used in) operating activities	320	304
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65)	(59)
Proceeds from sales of property and equipment	2	2
Proceeds from sales of businesses, net	2,450	28
Net cash provided by (used in) investing activities	2,387	(29)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	37	23
Purchase of treasury shares	(555)	(24)
Borrowings of long-term debt	113	1,547
Repayments of long-term debt	(1,526)	(2,435)
Borrowings on long-term revolver debt	624	510
Repayments on long-term revolver debt	(989)	—
Debt issuance costs	(26)	(19)
Other financing activities	1	(1)
Net cash provided by (used in) financing activities	(2,321)	(399)
Effect of exchange rates on cash and cash equivalents	—	1
Increase (decrease) in cash and cash equivalents	$386	$(123)
Cash and cash equivalents at beginning of period	75	269
Cash and cash equivalents at end of period	$461	$146

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net Sales	$1,370	$1,275	$3,938	$3,734
Cost of sales	828	763	2,373	2,240
Gross Profit	542	512	1,565	1,494
Operating expenses:
Selling, general and administrative	336	329	1,008	954
Depreciation and amortization	21	21	63	63
Restructuring	3	3	3	14
Total operating expenses	360	353	1,074	1,031
Operating Income	182	159	491	463
Interest expense	36	65	134	219
Interest income	(1)	—	(1)	—
Loss on extinguishment & modification of debt	78	59	81	174
Income from Continuing Operations Before Provision for Income Taxes	69	35	277	70
Provision for income taxes	23	15	92	30
Income from Continuing Operations	46	20	185	40
Income from discontinued operations, net of tax	406	40	794	104
Net Income	$452	$60	$979	$144
Other comprehensive income (loss) — foreign currency translation adjustment	1	(1)	(1)	1
Total Comprehensive Income	$453	$59	$978	$145

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 29, 2017	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$461	$73
Receivables, less allowance for doubtful accounts of $11 and $9	689	559
Inventories	662	606
Current assets of discontinued operations	—	575
Other current assets	37	32
Total current assets	1,849	1,845
Property and equipment, net	298	253
Goodwill	1,807	1,807
Intangible assets, net	93	102
Deferred tax asset	298	556
Non-current assets of discontinued operations	—	1,122
Other assets	19	20
Total assets	$4,364	$5,705
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$405	$320
Accrued compensation and benefits	84	98
Current installments of long-term debt	11	14
Current liabilities of discontinued operations	—	259
Other current liabilities	159	152
Total current liabilities	659	843
Long-term debt, excluding current installments	2,087	3,798
Non-current liabilities of discontinued operations	—	20
Other liabilities	123	86
Total liabilities	2,869	4,747
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at October 29, 2017 and January 29, 2017	—	—
Paid-in capital	3,308	3,806
Accumulated deficit	(1,797)	(2,833)
Accumulated other comprehensive loss	(16)	(15)
Total stockholder’s equity	1,495	958
Total liabilities and stockholder’s equity	$4,364	$5,705

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 29, 2017	October 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$979	$144
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	76
Provision for uncollectibles	6	5
Non-cash interest expense	11	13
Payment of discounts upon extinguishment of debt	(6)	—
Loss on extinguishment & modification of debt	81	174
Stock-based compensation expense	19	15
Deferred income taxes	316	93
(Gain) loss on sales of businesses, net	(930)	7
Other	—	(2)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(249)	(236)
(Increase) decrease in inventories	(116)	(119)
(Increase) decrease in other current assets	1	—
(Increase) decrease in other assets	1	—
Increase (decrease) in accounts payable and accrued liabilities	132	134
Increase (decrease) in other long-term liabilities	2	—
Net cash provided by (used in) operating activities	320	304
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65)	(59)
Proceeds from sales of property and equipment	2	2
Proceeds from sales of businesses, net	2,450	28
Net cash provided by (used in) investing activities	2,387	(29)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution	(516)	—
Borrowings of long-term debt	113	1,547
Repayments of long-term debt	(1,526)	(2,435)
Borrowings on long-term revolver debt	624	510
Repayments on long-term revolver debt	(989)	—
Debt issuance costs	(26)	(19)
Other financing activities	1	(1)
Net cash provided by (used in) financing activities	(2,319)	(398)
Effect of exchange rates on cash and cash equivalents	—	1
Increase (decrease) in cash and cash equivalents	$388	$(122)
Cash and cash equivalents at beginning of period	73	266
Cash and cash equivalents at end of period	$461	$144

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 220 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 500,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended October 29, 2017 (“third quarter 2017”) and October 30, 2016 (“third quarter 2016”) both include 13 weeks. The nine months ended October 29, 2017 and October 30, 2016 both include 39 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation and certain legal claims, and is self-insured for medical claims, while maintaining per employee stop loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At October 29, 2017 and January 29, 2017, self-insurance reserves for continuing operations totaled approximately $57 million and $56 million, respectively. At January 29, 2017, self-insurance reserves classified as discontinued operations totaled approximately $23 million. See “Note 2 — Discontinued Operations” for further information on the sale of the Waterworks business.

NOTE 2 — DISCONTINUED OPERATIONS

In August 2017, the Company completed the sale of its Waterworks business and received cash proceeds of approximately $2.4 billion, net of transaction cost payments of approximately $38 million. In the nine months ended October 29, 2017, the Company recognized a gain on the sale of the Waterworks business of approximately $725 million, net of tax of $202 million. The sale is subject to a post-closing working capital adjustment which the Company expects to settle in fiscal 2017.

In accordance with ASC 740, “Income Taxes,” a deferred tax asset should be recognized for the excess of the tax basis over the financial reporting carrying value of an investment in a subsidiary (“outside basis difference”) when it is apparent that the temporary difference will reverse in the foreseeable future. In connection with presenting the Waterworks business unit as a discontinued operation in the second quarter of fiscal 2017, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis difference of the Waterworks corporate subsidiary being sold. In prior years, and as required under ASC 740, deferred taxes for such outside basis difference had not been recognized because the outside basis difference was deemed permanent in nature. Due to the pending sale of the Waterworks business in the second quarter of fiscal 2017, the outside basis difference was no longer deemed to be permanent in nature and was expected to reverse in the foreseeable future. As a result, a net deferred tax asset of $323 million and a corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Waterworks corporate subsidiary was recorded in the second quarter of fiscal 2017. Since the deferred tax asset was settled by HD Supply, the deferred tax asset was not included in the assets held for sale as of July 30, 2017. However, the income statement benefit associated with recording the $323 million deferred tax asset was recorded as discontinued operations. At the completion of the sale, the Company recognized a tax expense of approximately $525 million in discontinued operations in the third quarter of fiscal 2017, which included $323 million related to utilizing the deferred tax asset recorded in the second quarter. The Company estimates that it will utilize approximately $266 million of tax-effected federal and state net operating loss carryforwards as a result of the sale of the Waterworks business.

In October 2017, the Company recognized a $3 million gain due to the expiration of indemnification for tax positions related to the Canadian operations of the Power Solutions business whose sale was completed by the Company in October 2015.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net sales	$10	$733	$1,413	$2,155
Cost of sales	8	563	1,100	1,657
Gross Profit	2	170	313	498
Operating expenses:
Selling, general and administrative	1	95	198	308
Depreciation and amortization	—	3	6	9
Restructuring Charges	—	—	—	1
Total operating expenses	1	98	204	318
Operating Income	1	72	109	180
(Gain) loss on disposal of discontinued operations	(934)	4	(930)	7
Other (income) expense, net	1	—	1	—
Income before provision for income taxes	934	68	1,038	173
Provision for income taxes	528	28	244	69
Income from discontinued operations, net of tax	$406	$40	$794	$104

At October 29, 2017 and January 29, 2017, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	October 29, 2017	January 29, 2017
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $4	$—	$346
Inventories	—	225
Other current assets	—	4
Total current assets	—	575
Property and equipment, net	—	51
Goodwill	—	1,061
Intangible assets, net	—	10
Total non-current assets	—	1,122
Total assets of discontinued operations	$—	$1,697

Current Liabilities:
Accounts payable	$—	$212
Accrued compensation and benefits	—	42
Other current liabilities	—	5
Total current liabilities	—	259
Other non-current liabilities	—	20
Total non-current liabilities	—	20
Total liabilities of discontinued operations	$—	$279

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Nine Months Ended
	October 29, 2017	October 30, 2016

Net cash flows provided by operating activities	$28	$124
Cash flows from investing activities:
Capital expenditures	(5)	(7)
Proceeds from sales of businesses, net	2,450	28
Proceeds from sales of property and equipment, net	2	1
Net cash flows provided by investing activities	$2,447	$22

NOTE 3 — DEBT

HDS’s long-term debt as of October 29, 2017 and January 29, 2017 consisted of the following (dollars in millions):

	October 29, 2017		January 29, 2017
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$57	2.57	$421	2.38
Term B-1 Loans due 2021	—	—	639	3.75
Term B-2 Loans due 2023	—	—	549	3.75
Term B-3 Loans due 2021	535	3.58	—	—
Term B-4 Loans due 2023	546	3.83	—	—
December 2014 First Priority Notes due 2021	—	—	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75
Total gross long-term debt	$2,138		$3,859
Less unamortized discount	(6)		(9)
Less unamortized deferred financing costs	(34)		(38)
Total net long-term debt	$2,098		$3,812
Less current installments	(11)		(14)
Total net long-term debt, excluding current installments	$2,087		$3,798

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

2017 Refinancing Transactions

On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”) for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes (“the 2014 indenture”) and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 indenture, was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 31, 2017, HDS entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility, as defined below. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

aggregate principal amount of $842 million (the “Term B-1 Loans”) with a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding  term loans in an original aggregate principal of $550 million (the “Term B-2 Loans”) with a new tranche of term loans (the “Term B-4 Loans”) in an aggregate principal amount of $546 million and (iii) amend the definition of “Permitted Payments” contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

The Fifth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable Term Loans, as defined below, being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions.

In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 25, 2017, HDS entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the “2016 indenture”). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the proposed amendments included in the Second Supplemental Indenture.

The Second Supplemental Indenture (a) amends the definition of “Permitted Payments” contained in the 2016 indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the Indenture) does not exceed 3.00 to 1.00; (b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of “Net Available Cash” contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the December 2014 First Priority Notes) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the “Sale of Assets” covenant of the Indenture and (d) amend the definition of “Consolidated EBITDA” contained in the 2016 indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)).

As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which are capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, as defined below, to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

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

Senior Credit Facilities

Senior ABL Facility

HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of October 29, 2017, HDS had $899 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $155 million of borrowings available on qualifying cash balances). As of October 29, 2017, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

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

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans with remaining aggregate principal amount of $1,081 million. Term B-3 Loans will mature on August 13, 2021 and Term B-4 Loans will mature on October 17, 2023. Both Term B-3 Loans and Term B-4 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective maturity dates. Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Secured Notes

5.25% Senior Secured First Priority Notes due 2021

HDS’s December 2014 First Priority Notes bore interest at 5.25% per annum with a maturity date of December 15, 2021. Interest was paid semi-annually in arrears on June 15th and December 15th of each year, prior to the September 1, 2017 redemption described above under “2017 Refinancing Transactions.”

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS’s 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) bear interest at a rate of 5.75% until April 15, 2019 and 7.00% from April 15, 2019 until maturity on April 15, 2024. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

Redemption

HDS may redeem the April 2016 Senior Unsecured Notes, in whole or in part, at any time (1) prior to April 15, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Indenture and (2) on and after April 15, 2019, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

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

For additional information on the April 2016 Senior Unsecured Notes, including guarantees and security, please refer to “2017 Refinancing Transactions,” above, and the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of October 29, 2017, HDS was in compliance with all such covenants that were in effect on such date.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of October 29, 2017 and January 29, 2017 (amounts in millions):

	As of October 29, 2017		As of January 29, 2017
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$57	$57	$421	$410
Term Loans and Notes	2,081	2,171	3,438	3,572
Total	$2,138	$2,228	$3,859	$3,982

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

NOTE 5 — INCOME TAXES

For the nine months ended October 29, 2017, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was an expense of 33.2%. The effective rate for continuing operations for the nine months ended October 30, 2016 was an expense of 42.9%.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of audits. For the nine months ended October 29, 2017, the application of stock-based compensation expense guidance in Accounting Standards Update (“ASU”) No. 2016-09 resulted in discrete tax benefits of $14 million from the exercise and vesting of stock based awards, which lowered the effective tax rate by 510 basis points. For additional information on the Company’s adoption of ASU No. 2016-09, see “Note 12 - Recent Accounting Pronouncements.”

As of January 29, 2017, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP, ASC 740, “Income Taxes,” were $10 million. As of October 29, 2017, the Company’s unrecognized tax benefits decreased by $2 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of January 29, 2017 was zero and remained unchanged as of October 29, 2017.  As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of October 29, 2017. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 29, 2017 and October 30, 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Weighted-average common shares	185,651	199,593	194,704	199,217
Effect of potentially dilutive stock plan securities	1,001	2,414	1,554	2,569
Diluted weighted-average common shares	186,652	202,007	196,258	201,786
Stock plan securities excluded from dilution (1)	2,414	1,327	1,966	1,885

(1)   Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock and restricted stock units) granted under Holdings’ stock-based compensation plans.

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of October 29, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	October 29, 2017	January 29, 2017
Trade receivables, net of allowance for doubtful accounts	$614	$499
Vendor rebate receivables	60	50
Other receivables	15	10
Total receivables, net	$689	$559

Other Current Liabilities

Other current liabilities as of October 29, 2017 and January 29, 2017 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	October 29, 2017	January 29, 2017	October 29, 2017	January 29, 2017
Accrued interest	$6	$30	$6	$30
Accrued non-income taxes	37	30	37	30
Unsettled share repurchases	2	—	—	—
Other	116	92	116	92
Total other current liabilities	$161	$152	$159	$152

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 29, 2017 and October 30, 2016 was $148 million and $249 million, respectively. During the nine months ended October 29, 2017, the Company paid $6 million of original issue discounts related to the $100 million payment on the Term B-1 Loans and the Fifth Amendment to the Term Loan Facility.

Cash paid for income taxes, net of refunds, in the nine months ended October 29, 2017 and October 30, 2016 was approximately $27 million and $12 million, respectively. Cash paid for income taxes in the nine months ended October 29, 2017 includes $13 million in taxes paid related to the sale of the Waterworks business.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended October 29, 2017, HDS executed an equity cash distribution of $516 million to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

On June 3, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. As of October 29, 2017, under this plan, Holdings has completed the repurchase of all $500 million of common stock authorized, purchasing 15,940,337 shares of its common stock.

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. As of October 29, 2017, under this plan, Holdings has repurchased 477,991 shares of its common stock for approximately $17 million.

In combination with the 2014 authorized share repurchase plan, Holdings has repurchased a total of 17,453,713 shares of its common stock during the first nine months of fiscal 2017 for $556 million, of which $2 million remain unsettled as of October 29, 2017.

Significant Non-Cash Transactions

During the nine months ended October 29, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the publicly announced share repurchase program previously authorized by Holdings’ board of directors.  Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with ASC 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

Build-to-Suit Lease

On February 4, 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. The lease commences upon completion of construction which is anticipated to be early 2018.

In accordance with ASC 850, “Leases,” for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain “sales-leaseback” criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as an operating lease. If upon completion of construction, the lease does not meet the “sales-leaseback” criteria, the leased property will be treated as a capital lease and included in Property and equipment on the Consolidated Balance Sheet. As of October 29, 2017, the Consolidated Balance Sheet includes $65 million of build-to-suit assets in Construction in progress, and the corresponding financial obligation of $65 million in Other long-term liabilities in the Consolidated Balance Sheet.

NOTE 8—RESTRUCTURING ACTIVITIES

Fiscal 2017 Restructuring Plan

As a result of the sale of the Waterworks business in third quarter 2017, management evaluated the Company’s talent alignment and functional support strategies. During the third quarter of fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel, resulting in the recognition of $3 million of restructuring charges, primarily related to severance and other employee-related costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to actions already taken, management expects to further restructure workforce personnel, close a C&I branch, and relocate the Company’s headquarters in early 2018. Management expects to incur a total of $10 million to $15 million under this plan, and expects a payback of the employee-related costs via a permanent reduction in personnel costs over the next one to two years.

The expected charges include approximately $6 million related to property lease obligations upon exiting the Company’s current headquarters location. The Company will actively pursue buyout options or subleasing opportunities for the leased property prior to its lease expiration in October 2020.

Payments for the charges incurred in the third quarter of fiscal 2017 are expected to be substantially complete in the next twelve months. As of October 29, 2017, the liability for these restructuring activities was $2 million and is included in Other current liabilities in the Consolidated Balance Sheets.

Fiscal 2015 Restructuring Plan

As a result of the sale of the Power Solutions business unit in fiscal 2015, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. During the nine months ended October 30, 2016, the Company incurred $14 million of restructuring charges under this plan. The Company completed the activities under this plan in fiscal 2016 and does not expect to incur any additional charges. As of October 29, 2017 and January 29, 2017, the Company’s liability balance for these restructuring activities was $2 million and $4 million respectively, and is included in Other current liabilities in the Consolidated Balance Sheets. Payments for these charges are expected to be substantially complete by the end of fiscal 2017.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs.

On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. In October 2017, the Court consolidated the two derivative

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

actions and granted the parties’ joint scheduling order request.  The plaintiffs have until December 18, 2017, to file or designate a consolidated amended complaint.

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

See “Note 2 — Discontinued Operations” for further information on the sale of the Waterworks business, a previous HD Supply reportable segment.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Corporate	Total Continuing Operations
Three Months Ended October 29, 2017
Net sales	$754	$617	$(1)	$1,370
Adjusted EBITDA	153	76	(15)	214
Depreciation(1) & Software Amortization	7	9	3	19
Other Intangible Amortization	1	1	1	3
Three Months Ended October 30, 2016
Net sales	$724	$552	$(1)	$1,275
Adjusted EBITDA	140	67	(19)	188
Depreciation(1) & Software Amortization	8	7	4	19
Other Intangible Amortization	1	1	1	3
Nine Months Ended October 29, 2017
Net sales	$2,205	$1,737	$(4)	$3,938
Adjusted EBITDA	426	200	(47)	579
Depreciation(1) & Software Amortization	19	27	11	57
Other Intangible Amortization	4	1	4	9
Nine Months Ended October 30, 2016
Net sales	$2,142	$1,597	$(5)	$3,734
Adjusted EBITDA	425	184	(51)	558
Depreciation(1) & Software Amortization	23	24	10	57
Other Intangible Amortization	4	1	4	9

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Total Adjusted EBITDA	$214	$188	$579	$558
Depreciation and amortization(1)	22	22	66	66
Stock-based compensation	7	4	19	15
Restructuring	3	3	3	14
Operating Income	182	159	491	463
Interest expense	36	65	134	219
Interest income	(1)	—	(1)	—
Loss on extinguishment & modification of debt(2)	78	59	81	174
Income from Continuing Operations Before Provision for Income Taxes	69	35	277	70
Provision for income taxes	23	15	92	30
Income from Continuing Operations	46	20	185	40
Income from discontinued operations, net of tax	406	40	794	104
Net Income	$452	$60	$979	$144

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding April 2016 Senior Unsecured Notes, which are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the April 2016 Senior Unsecured Notes (the “Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

The Debt Issuer’s payment obligations under the April 2016 Senior Unsecured Notes are jointly and severally guaranteed by the guarantors and all guarantees are full and unconditional.

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

In connection with the issuance of the April 2016 Senior Unsecured Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed consolidating statements of operations and comprehensive income (loss), the condensed consolidating balance sheets and the condensed consolidating cash flow statements for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated amount for the Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,333	$37	$—	$1,370
Cost of sales	—	808	20	—	828
Gross Profit	—	525	17	—	542
Operating expenses:
Selling, general and administrative	22	303	11	—	336
Depreciation and amortization	4	17	—	—	21
Restructuring	2	1	—	—	3
Total operating expenses	28	321	11	—	360
Operating Income (Loss)	(28)	204	6	—	182
Interest expense	43	33	—	(40)	36
Interest income	(33)	(8)	—	40	(1)
Loss on extinguishment & modification of debt	78	—	—	—	78
Net (earnings) loss of equity affiliates	(189)	—	—	189	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	73	179	6	(189)	69
Provision (Benefit) for income taxes	24	(2)	1	—	23
Income (Loss) from Continuing Operations	49	181	5	(189)	46
Income from discontinued operations, net of tax	403	—	3	—	406
Net Income (Loss)	$452	$181	$8	$(189)	$452
Other comprehensive income (loss)—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$453	$181	$9	$(190)	$453

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,244	$31	$—	$1,275
Cost of sales	—	747	16	—	763
Gross Profit	—	497	15	—	512
Operating expenses:
Selling, general and administrative	20	298	11	—	329
Depreciation and amortization	4	17	—	—	21
Restructuring	1	2	—	—	3
Total operating expenses	25	317	11	—	353
Operating Income (Loss)	(25)	180	4	—	159
Interest expense	70	34	1	(40)	65
Interest income	(35)	(5)	—	40	—
Loss on extinguishment of debt	59	—	—	—	59
Net (earnings) loss of equity affiliates	(200)	—	—	200	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	81	151	3	(200)	35
Provision (Benefit) for income taxes	16	(1)	—	—	15
Income (Loss) from Continuing Operations	65	152	3	(200)	20
Income (loss) from discontinued operations, net of tax	(5)	45	—	—	40
Net Income (Loss)	$60	$197	$3	$(200)	$60
Other comprehensive income (loss)—foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$59	$197	$2	$(199)	$59

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$3,834	$105	$(1)	$3,938
Cost of sales	—	2,317	57	(1)	2,373
Gross Profit	—	1,517	48	—	1,565
Operating expenses:
Selling, general and administrative	64	908	36	—	1,008
Depreciation and amortization	11	51	1	—	63
Restructuring	2	1	—	—	3
Total operating expenses	77	960	37	—	1,074
Operating Income (Loss)	(77)	557	11	—	491
Interest expense	155	99	1	(121)	134
Interest income	(99)	(23)	—	121	(1)
Net (earnings) loss of equity affiliates	(583)	—	—	583	—
Loss on extinguishment & modification of debt	81	—	—	—	81
Income (Loss) from Continuing Operations Before Provision for Income Taxes	369	481	10	(583)	277
Provision for income taxes	90	—	2	—	92
Income (Loss) from Continuing Operations	279	481	8	(583)	185
Income from discontinued operations, net of tax	700	91	3	—	794
Net Income (Loss)	$979	$572	$11	$(583)	$979
Other comprehensive income (loss)—foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$978	$572	$10	$(582)	$978

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$3,642	$93	$(1)	$3,734
Cost of sales	—	2,191	50	(1)	2,240
Gross Profit	—	1,451	43	—	1,494
Operating expenses:
Selling, general and administrative	61	860	33	—	954
Depreciation and amortization	10	52	1	—	63
Restructuring	3	11	—	—	14
Total operating expenses	74	923	34	—	1,031
Operating Income (Loss)	(74)	528	9	—	463
Interest expense	231	104	1	(117)	219
Interest income	(104)	(13)	—	117	—
Net (earnings) loss of equity affiliates	(545)	—	—	545	—
Loss on extinguishment of debt	174	—	—	—	174
Income (Loss) from Continuing Operations Before Provision for Income Taxes	170	437	8	(545)	70
Provision for income taxes	28	—	2	—	30
Income (Loss) from Continuing Operations	142	437	6	(545)	40
Income from discontinued operations, net of tax	2	102	—	—	104
Net Income (Loss)	$144	$539	$6	$(545)	$144
Other comprehensive income (loss)—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$145	$539	$7	$(546)	$145

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$441	$15	$5	$—	$461
Receivables, net	5	662	22	—	689
Inventories	—	643	19	—	662
Intercompany receivables	—	1	—	(1)	—
Other current assets	18	18	1	—	37
Total current assets	464	1,339	47	(1)	1,849
Property and equipment, net	122	173	3	—	298
Goodwill	—	1,807	—	—	1,807
Intangible assets, net	—	93	—	—	93
Deferred tax asset	423	—	2	(127)	298
Investment in subsidiaries	2,801	—	—	(2,801)	—
Intercompany notes receivable	1,005	1,083	—	(2,088)	—
Other assets	16	3	—	—	19
Total assets	$4,831	$4,498	$52	$(5,017)	$4,364
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$382	$14	$—	$405
Accrued compensation and benefits	36	45	3	—	84
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	1	(1)	—
Other current liabilities	61	91	7	—	159
Total current liabilities	117	518	25	(1)	659
Long-term debt, excluding current installments	2,030	—	57	—	2,087
Deferred tax liabilities	—	127	—	(127)	—
Intercompany notes payable	1,083	1,005	—	(2,088)	—
Other liabilities	106	17	—	—	123
Total liabilities	3,336	1,667	82	(2,216)	2,869
Stockholder’s equity (deficit)	1,495	2,831	(30)	(2,801)	1,495
Total liabilities and stockholder’s equity (deficit)	$4,831	$4,498	$52	$(5,017)	$4,364

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$260	$55	$5	$—	$320
Cash flows from investing activities
Capital expenditures	(18)	(47)	—	—	(65)
Proceeds from sales of property and equipment	—	2	—	—	2
Proceeds from sales of businesses, net	2,450	—	—	—	2,450
Proceeds from (payments of) intercompany notes	—	(12)	—	12	—
Net cash flows from investing activities	$2,432	$(57)	$—	$12	$2,387
Cash flows from financing activities
Equity distribution	(516)	—	—	—	(516)
Borrowings of (repayments of) intercompany notes	12	—	—	(12)	—
Borrowings of long-term debt	113	—	—	—	113
Repayments of long-term debt	(1,526)	—	—	—	(1,526)
Borrowings on long-term revolver debt	621	—	3	—	624
Repayments on long-term revolver debt	(981)	—	(8)	—	(989)
Debt issuance costs	(26)	—	—	—	(26)
Other financing activities	1	—	—	—	1
Net cash flows from financing activities	(2,302)	—	(5)	(12)	(2,319)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$390	$(2)	$—	$—	$388
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$441	$15	$5	$—	$461

	Nine Months Ended October 30, 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$355	$(54)	$3	$—	$304
Cash flows from investing activities
Capital expenditures	(14)	(45)	—	—	(59)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from sales of businesses, net	28	—	—	—	28
Proceeds from (payments of) intercompany notes	—	101	—	(101)	—
Net cash flows from investing activities	$14	$58	$—	$(101)	$(29)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(101)	—	—	101	—
Borrowings of long-term debt	1,547	—	—	—	1,547
Repayments of long-term debt	(2,435)	—	—	—	(2,435)
Borrowings of long-term revolver debt	510	—	—	—	510
Debt issuance costs	(19)	—	—	—	(19)
Other financing activities	—	(1)	—	—	(1)
Net cash flows from financing activities	(498)	(1)	—	101	(398)
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$(129)	$3	$4	$—	$(122)
Cash and cash equivalents at beginning of period	233	18	15	—	266
Cash and cash equivalents at end of period	$104	$21	$19	$—	$144

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

The Company adopted the guidance from this amendment on January 30, 2017 (the first day of fiscal 2017) recording a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. Beginning in the first quarter of fiscal 2017, the impact to the Company will be through a credit or charge to the tax provision

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reflecting the difference between the amount deductible for tax purposes and the amount expensed for book purposes as options are exercised.

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

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance on January 30, 2017 (the first day of fiscal 2017) with no material impact on the Company’s financial position, results of operations or cash flows.

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

The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category identified and will compare the results to current accounting practice. The Company has determined that the adoption of ASU 2014-09 will impact the Company’s method of recognizing certain installation income, which is generally recognized when the customer order is fully installed. ASU 2014-09 requires installation income to be recognized as each performance obligation within a contract is completed by the Company. Our installation contracts are typically completed in less than 90 days. The Company may identify other impacted areas as it continues its evaluation of ASU 2014-09. The Company is also continuing to analyze the disclosure requirements, such as disaggregation of revenue, to comply with ASU 2014-09.

The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018). The Company plans to adopt the provisions of ASU 2014-09 using the modified retrospective method, which requires that the cumulative effect of initially applying the new guidance be recognized as an adjustment to the opening balance sheet of retained earnings at the date of initial application. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; though it requires additional disclosures.

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”) and Specialty Construction. Through approximately 220 branches and 44 distribution centers in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. We have approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 500,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

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

Discontinued operations

On August 1, 2017, the Company completed the sale of its Waterworks business. For additional information on the sale of the Waterworks business, see “Note 2 — Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

On May 31, 2016, the Company completed the sale of its Interior Solutions business.

The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior periods presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 2 - Discontinued Operations,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal years ending January 28, 2018 (“fiscal 2017”) and January 29, 2017 (“fiscal 2016”) both include 52 weeks.  The three months ended October 29, 2017 (“third quarter 2017) and October 30, 2016 (“third quarter 2016”) both include 13 weeks. The nine months ended October 29, 2017 and October 30, 2016 both include 39 weeks.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of (a) $100 million and (b) 10% of the lesser of (i) the borrowing base and (ii) the aggregate commitments. Adjusted EBITDA is defined as Net income less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, and (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility, as defined below, and Senior ABL Facility, as defined below, permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income	$452	$60	$979	$144
Less income from discontinued operations, net of tax	406	40	794	104
Income from continuing operations	46	20	185	40
Interest expense, net	35	65	133	219
Provision for income taxes	23	15	92	30
Depreciation and amortization (1)	22	22	66	66
Loss on extinguishment & modification of debt (2)	78	59	81	174
Restructuring charges (3)	3	3	3	14
Stock-based compensation	7	4	19	15
Adjusted EBITDA	$214	$188	$579	$558

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income	$452	$60	$979	$144
Less income from discontinued operations, net of tax	406	40	794	104
Income from continuing operations	46	20	185	40
Plus: Provision for income taxes	23	15	92	30
Less: Cash income taxes (1)	(4)	(6)	(14)	(12)
Plus: Amortization of acquisition-related intangible assets (other than software)	3	3	9	9
Plus: Loss on extinguishment & modification of debt (2)	78	59	81	174
Plus: Restructuring charges (3)	3	3	3	14
Adjusted Net Income	$149	$94	$356	$255

(1)         Cash paid for income taxes in the three and nine months ended October 29, 2017 excludes $13 million in tax payments related to the sale of the Waterworks business unit.

(2)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modification.

(3)         Represents the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs.

Consolidated results of operations

Dollars in millions

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	October 29, 2017	October 30, 2016	Increase (Decrease)	October 29, 2017	October 30, 2016	Increase (Decrease)
Net sales	$1,370	$1,275	7.5%	$3,938	$3,734	5.5%
Gross Profit	542	512	5.9	1,565	1,494	4.8
Operating expenses:
Selling, general and administrative	336	329	2.1	1,008	954	5.7
Depreciation and amortization	21	21	*	63	63	*
Restructuring Charges	3	3	*	3	14	*
Total operating expenses	360	353	2.0	1,074	1,031	4.2
Operating Income	182	159	14.5	491	463	6.0
Interest expense	36	65	(44.6)	134	219	(38.8)
Interest income	(1)	—	*	(1)	—	*
Loss on extinguishment & modification of debt	78	59	32.2	81	174	(53.4)
Income from Continuing Operations Before Provision for Income Taxes	69	35	97.1	277	70	*
Provision for income taxes	23	15	53.3	92	30	*
Income from Continuing Operations	46	20	*	185	40	*
Income from discontinued operations, net of tax	406	40	*	794	104	*
Net Income	$452	$60	*	$979	$144	*
Non-GAAP financial data:
Adjusted EBITDA	$214	$188	13.8	$579	$558	3.8
Adjusted net income	$149	$94	58.5	$356	$255	39.6

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	October 29, 2017	October 30, 2016	Increase (Decrease)	October 29, 2017	October 30, 2016	Increase (Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	39.6	40.2	(60)	39.7	40.0	(30)
Operating expenses:
Selling, general and administrative	24.5	25.9	(140)	25.6	25.5	10
Depreciation and amortization	1.6	1.6	—	1.5	1.7	(20)
Restructuring Charges	0.2	0.2	—	0.1	0.4	(30)
Total operating expenses	26.3	27.7	(140)	27.2	27.6	(40)
Operating Income	13.3	12.5	80	12.5	12.4	10
Interest expense	2.6	5.1	(250)	3.4	5.8	(240)
Interest income	(0.1)	—	(10)	—	—	—
Loss on extinguishment & modification of debt	5.7	4.6	110	2.1	4.7	(260)
Income from Continuing Operations Before Provision for Income Taxes	5.1	2.8	230	7.0	1.9	*
Provision for income taxes	1.7	1.2	50	2.3	0.8	150
Income from Continuing Operations	3.4	1.6	180	4.7	1.1	360
Income from discontinued operations, net of tax	29.6	3.1	*	20.2	2.8	*
Net Income	33.0	4.7	*	24.9	3.9	*
Non-GAAP financial data:
Adjusted EBITDA	15.6	14.7	90	14.7	14.9	(20)
Adjusted net income	10.9	7.4	350	9.0	6.8	220

* Not meaningful

Highlights

Net sales in third quarter 2017 increased $95 million, or 7.5%, as compared to third quarter 2016. Both of our reportable segments delivered increases in Net sales. Operating income in third quarter 2017 increased $23 million, or 14.5%, as compared to third quarter 2016. Net income in third quarter 2017 increased $392 million to $452 million as compared to $60 million in third quarter 2016 due primarily to the completion of the sale of the Waterworks business. Adjusted EBITDA in third quarter 2017 increased $26 million, or 13.8%, as compared to third quarter 2016. Adjusted net income in third quarter 2017 increased $55 million, or 58.5%, as compared to third quarter 2016 due primarily to a decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances. As of October 29, 2017, our total liquidity was $1.2 billion. See “Liquidity and Capital Resources — External Financing” for further information.

Net sales

Net sales in third quarter 2017 increased $95 million, or 7.5%, compared to third quarter 2016 and $204 million, or 5.5%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

Both of our reportable segments delivered an increase in Net sales in third quarter 2017 and in the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016. The Net sales increases were primarily due to increases in market volume and growth initiatives at both of our businesses. Growth initiatives contributed approximately $58 million and $102 million in third quarter 2017 and the first nine months of fiscal 2017, respectively. The increase in Net sales in both periods was also partially due to a favorable Canadian exchange rate, resulting in a $2 million and $1 million increase to Net sales in third quarter 2017 and the first nine months of fiscal 2017, respectively.

Gross profit

Gross profit increased $30 million, or 5.9%, during third quarter 2017 as compared to third quarter 2016 and $71 million, or 4.8%, during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

Both of our reportable segments delivered an increase in Gross profit primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 60 basis points to 39.6% in third quarter 2017 as compared to 40.2% in third quarter 2016 and approximately 30 basis points to 39.7% in the first nine months of fiscal 2017 as compared to 40.0% in the same period in fiscal 2016. The decline in gross margin in both periods was primarily driven by decreasing rebar margins at our Construction & Industrial business and a shift in product mix at both Facilities Maintenance and Construction & Industrial.

Operating expenses

Operating expenses increased $7 million, or 2.0%, during third quarter 2017 as compared to third quarter 2016 and $43 million, or 4.2%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

Selling, general and administrative expenses increased $7 million, or 2.1%, in third quarter 2017 as compared to third quarter 2017 and $54 million, or 5.7%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Restructuring charges were flat in third quarter 2017 as compared to third quarter 2016 and decreased $11 million in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The Company completed its Fiscal 2015 Restructuring Plan activities to strategically align its workforce in fiscal 2016. The Company initiated its Fiscal 2017 Restructuring Plan in third quarter 2017. For additional information, see “Note 8 - Restructuring Activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Operating expenses as a percentage of Net sales decreased approximately 140 basis points to 26.3% in third quarter 2017 and approximately 40 basis points to 27.2% in the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 140 basis points to 24.5% in third quarter 2017 as compared to third quarter 2016 and increased approximately 10 basis points to 25.6% in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The decrease in third quarter 2017 as compared to third quarter 2016 is primarily due to the leverage of fixed costs through sales volume increases and the third quarter 2016 supply chain corrective action costs at Facilities Maintenance. The increase in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 was primarily a result of the increased investments in growth initiatives, partially offset by the leverage of fixed costs through sales volume increases.

Operating income

Operating income increased $23 million, or 14.5%, during third quarter 2017 as compared to third quarter 2016 and $28 million, or 6.0%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in both periods was primarily due to higher sales volume, partially offset by the decrease in gross margins and increase in Operating expenses.

Operating income as a percentage of Net sales increased approximately 80 basis points to 13.3% in third quarter 2017 and approximately 10 basis points during the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016. In third quarter 2017, the decrease in Selling, general and administrative expense as a percentage of Net sales were offset by the decline in gross margins as a percentage of Net sales. In the first nine months of fiscal 2017, the increase in Selling, general and administrative expense as a percentage of Net sales and decline in margins were partially offset by a decline in depreciation and amortization and restructuring charges as a percentage of Net sales.

Interest expense

Interest expense decreased $29 million, or 44.6%, during third quarter 2017 as compared to third quarter 2016 and $85 million, or 38.8%, during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The decrease in both periods was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions and a lower average outstanding balance as we continue to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

Interest income

Interest income during third quarter 2017 and the first nine months of fiscal 2017 was approximately $1 million. The interest income was due to investment of a portion of the net proceeds from the sale of the Waterworks business in temporary cash investments.

Loss on extinguishment & modification of debt

During third quarter 2017 and the first nine months of fiscal 2017, our debt refinancing and redemption activities resulted in charges of $78 million and $81 million, respectively, recorded in accordance with Accounting Standards Codification (“ASC”) 470-50, “Debt — Modifications and Extinguishments.”

On September 1, 2017, HDS redeemed all of the outstanding $1,250 million in aggregate principal amount of its 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”), incurring a $73 million loss on extinguishment of debt, which includes a $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs.

On August 31, 2017, HDS amended its senior secured term loan facility (the ‘‘Term Loan Facility”), incurring a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of unamortized discount and deferred financing costs.

On August 25, 2017, HDS amended its 5.75% Senior Unsecured Notes due 2024 (“April 2016 Senior Unsecured Notes”). As a result, the Company incurred a modification charge of approximately $3 million for financing fees.

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, as defined below, to repay $100 million aggregate principal of its Term B-1 Loans, as defined below, incurring a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each.

On April 5, 2017, HDS amended its Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”), incurring a $1 million loss on extinguishment of debt.

For further information on 2017 debt refinancing and redemption activity, please refer to “Liquidity and Capital Resources — External Financing.”

During third quarter 2016 and the first nine months of fiscal 2016, our debt refinancing and redemption activities resulted in charges of $59 million and $174 million, respectively, recorded in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 17, 2016, HDS redeemed all of the outstanding $1,275 million aggregate principal of its 7.5% Senior Unsecured Notes due 2020, incurring a $59 million loss on extinguishment of debt, which included a $48 million premium payment and a write-off of $11 million of unamortized deferred financing costs.

On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020, incurring a $115 million loss on extinguishment of debt, which included a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs.

For more information on 2016 debt refinancing and redemption activities, please refer to “Liquidity and Capital Resources — External Financing” in Item 5. Management’s Discussion and Analysis on Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

Provision (benefit) for income taxes

The provision (benefit) for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision (benefit) recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in third quarter 2017 was an expense of $23 million compared to $15 million in third quarter 2016. The provision for income taxes in the first nine months of fiscal 2017 was an expense of $92 million compared to $30 million in the first nine months of fiscal 2016.

The effective rate for continuing operations for third quarter 2017 and the first nine months of fiscal 2017 was an expense of 33.3% and 33.2%, respectively. The effective rate for continuing operations for both third quarter 2016 and the first nine months of fiscal 2016 was an expense of 42.9%.

In third quarter 2017 and the first nine months of fiscal 2017, the application of stock-based compensation expense guidance in Accounting Standards Update (“ASU”) No. 2016-09 resulted in discrete tax benefits of $2 million and $14 million, respectively, from the exercise and vesting of stock-based awards, which lowered the effective tax rate by 290 and 510 basis points, respectively. For additional information on the adoption of ASU No. 2016-09, see “Note 12 - Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of January 29, 2017, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5 million and remained unchanged as of October 29, 2017.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax during third quarter 2017 was $406 million, which included $934 million of pre-tax income from discontinued operations and a $528 million income tax expense.

Income from discontinued operations, net of tax during the first nine months of fiscal 2017 was $794 million, which included $1,038 million of pre-tax income from discontinued operations and a $244 million income tax expense. In the nine months ended October 29, 2017, the Company recognized a gain on sale of the Waterworks business of $725 million, net of tax of $202 million. During second quarter 2017, the Company recorded a $323 million tax benefit in Income from discontinued operations, net of tax, to recognize a net deferred tax asset for the difference between the Company’s stock basis versus its book basis of the Waterworks business unit. On August 1, 2017, the Company completed the sale of the Waterworks business and utilized the $323 million net deferred tax asset. For additional information, see “Note 2 — Discontinued Operations” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA increased $26 million, or 13.8%, and $21 million, or 3.8%, in third quarter 2017 and the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016. Both of our reportable segments experienced an increase in Adjusted EBITDA in both periods.

The increase in Adjusted EBITDA in both periods was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points to 15.6% in third quarter 2017 as compared to third quarter 2016 and decreased approximately 20 basis points to 14.7% in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016.  The increase in Adjusted EBITDA as a percentage of Net sales in third quarter 2017 as compared to third quarter 2016 was due to the leverage of fixed costs through sales volume increases, partially offset by a decline in gross margin. The decrease in Adjusted EBITDA as a percentage of Net sales in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 was due to increased investment in growth initiatives and a decline in gross margin.

Adjusted net income

Adjusted net income increased $55 million, or 58.5%, in third quarter 2017 as compared to third quarter 2016 and $101 million, or 39.6%, in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. The increase in Adjusted net income in both periods was primarily attributable to lower interest expense and an increase in sales volume.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
Dollars in millions	October 29, 2017	October 30, 2016	Increase (Decrease)		October 29, 2017	October 30, 2016	Increase (Decrease)
Net sales	$754	$724	4.1%		$2,205	$2,142	2.9%
Operating income	$144	$129	11.6%		$402	$387	3.9%
% of Net sales	19.1%	17.8%	130	bps	18.2%	18.1%	10	bps
Depreciation and amortization	8	9	(11.1)%		23	27	(14.8)%
Restructuring	1	2	(50.0)%		1	11	*
Adjusted EBITDA	$153	$140	9.3%		$426	$425	0.2%
% of Net sales	20.3%	19.3%	100	bps	19.3%	19.8%	(50	)bps

* Not meaningful

Net Sales

Net sales increased $30 million, or 4.1%, in third quarter 2017 as compared to third quarter 2016 and $63 million, or 2.9%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Net sales in both periods was primarily due to market growth in the multifamily and hospitality industries and growth initiatives, particularly in the third quarter of 2017. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile application, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA increased $13 million, or 9.3%, in third quarter 2017 as compared to third quarter 2016 and $1 million, or 0.2%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Adjusted EBITDA in third quarter 2017 as compared to third quarter 2016 was primarily due to increased sales volume and higher Selling, general and administrative expenses in third quarter 2016 driven by supply chain corrective action. The increase in Adjusted EBITDA in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 was primarily due to increased sales volume, partially offset by increased Selling, general and administrative expenses due to costs incurred to increase distribution center capacity beginning in third quarter 2016 and higher personnel costs related to open positions in the first half of fiscal 2016 due to transitioning the business from San Diego to Atlanta.

Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in third quarter 2017 as compared to third quarter 2016 and decreased approximately 50 basis points in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in third quarter 2017 as compared to third quarter 2016 was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and the third quarter 2016 supply chain corrective action costs, partially offset by a decrease in gross margin, due to product mix. The decrease in Adjusted EBITDA as a percentage of Net sales in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to costs incurred to increase distribution center capacity beginning in third quarter 2016 and open positions in the first half of fiscal 2016 due to transitioning the business to Atlanta.

Construction & Industrial

	Three Months Ended				Nine Months Ended
Dollars in millions	October 29, 2017	October 30, 2016	Increase (Decrease)		October 29, 2017	October 30, 2016	Increase (Decrease)
Net sales	$617	$552	11.8%		$1,737	$1,597	8.8%
Operating income	$66	$59	11.9%		$172	$159	8.2%
% of Net sales	10.7%	10.7%	—		9.9%	10.0%	(10	)bps
Depreciation and amortization	10	8	25.0%		28	25	12.0%
Adjusted EBITDA	$76	$67	13.4%		$200	$184	8.7%
% of Net sales	12.3%	12.1%	20	bps	11.5%	11.5%	—

Net Sales

Net sales increased $65 million, or 11.8%, in third quarter 2017 as compared to third quarter 2016 and $140 million, or 8.8%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

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

Adjusted EBITDA

Adjusted EBITDA increased $9 million, or 13.4%, in third quarter 2017 as compared to third quarter 2016 and $16 million, or 8.7%, in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by lower gross margins and increased Selling, general and administrative expenses in both periods related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points in third quarter 2017 as compared to third quarter 2016 and remained flat in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. The increase in third quarter 2017 as compared to third quarter 2016 was driven by a decrease in Selling, general and administrative expenses as percentage of Net sales due to product mix, category management initiatives and the leverage of fixed costs through sales volume increases, partially offset by declines in rebar gross margins. Rebar margins are declining due to an increase in steel costs impacted by duties and the threat of duties on imported steel. We have been unable to pass along all of the cost increases to our customers due to the competitive environment. We expect rebar margins to remain under pressure for the remainder of the year.

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

During the first nine months of fiscal 2017, the Company’s generation of cash was primarily driven by cash receipts from operations, proceeds from the sale of the Waterworks business and proceeds from stock option exercises, partially offset by net debt repayments, the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of October 29, 2017, our combined liquidity of approximately $1.2 billion was comprised of $461 million in cash and cash equivalents and $744 million of additional available borrowings (excluding $155 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended
Amounts in millions	October 29, 2017	October 30, 2016	Increase (Decrease)

Operating activities	$320	$304	$16
Investing activities	2,387	(29)	2,416
Financing activities	(2,321)	(399)	(1,922)

Working capital

Working capital, excluding cash and cash equivalents, was $728 million as of October 29, 2017, decreasing $308 million as compared to $1,036 million as October 30, 2016. Working capital, excluding the impact of discontinued operations and cash and cash equivalents increased $56 million. The increase was driven by business growth, resulting in increases in Receivables and Inventory as well as a decrease in accrued interest as a result of reduced debt balances. These increases were partially offset by increases in Accounts Payable.

Operating activities

During the first nine months of fiscal 2017, cash provided by operating activities was $320 million compared to $304 million in the first nine months of fiscal 2016. Cash interest paid in the first nine months of fiscal 2017 was $148 million, compared to $249 million in the first nine months of fiscal 2016. Cash flows from operating activities included a payment of $6 million of original issue discount related to the extinguishment of a portion of the Term Loans in the first nine months of fiscal 2017. During the first nine months of fiscal 2017, cash flows provided by operating activities for discontinued operations were $28 million as compared to $124 million during the first nine months of fiscal 2016. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $16 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to growth in earnings of continuing operations, partially offset by investments in working capital for business growth.

Investing activities

During the first nine months of fiscal 2017, cash provided by investing activities was $2,387 million, primarily comprised of $2,450 million of cash proceeds from the sales of businesses, partially offset by $65 million of capital expenditures.  During the first nine months of fiscal 2016, cash used by investing activities was $29 million, primarily comprised of $59 million of capital expenditures, offset by $28 million of cash proceeds from the sales of businesses.

Financing activities

During the first nine months of fiscal 2017, cash used in financing activities was $2,321 million, primarily due to net debt repayments of $1,778 million including premiums to redeem debt prior to maturity, purchases of treasury shares of $555 million, and payments for debt issuance costs of $26 million; partially offset by proceeds from employee stock option exercises of $37 million.

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

External financing

As of October 29, 2017, we had an aggregate principal amount of $2,098 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $6 million and $34 million, respectively, and $899 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $155 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of the December 2014 First Priority Notes for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes (the “2014 indenture”) and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 indenture was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 31, 2017, HDS entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original aggregate principal amount of $842 million (the “Term B-1 Loans”) with a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding term loans in an original aggregate principal of $550 million (the “Term B-2 Loans”) with a new tranche of term loans (the “Term B-4 Loans”) in an aggregate principal amount of $546 million and (iii) amend the definition of “Permitted Payments” contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

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

The Fifth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable Term Loans, as defined below, being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions.

In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On August 25, 2017, HDS entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the “2016 indenture”). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the Proposed Amendments.

The Second Supplemental Indenture (a) amends the definition of “Permitted Payments” contained in the Indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00; (b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of “Net Available Cash” contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the December 2014 First Priority Notes) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the “Sale of Assets” covenant of the Indenture and (d) amend the definition of “Consolidated EBITDA” contained in the 2016 indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)).

As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which are capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

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

As of October 29, 2017, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

For additional information, see “Note 3 — Debt” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Rating agency actions

On September 5, 2017, Standard & Poor’s (“S&P”) raised the credit ratings on HDS’s Term Loan B-3 and Term Loan B-4 to ‘BB+’ from ‘BB’ and revised its recovery rating on the Term Loans to ‘2’, citing HDS’s repayment of its December 2014 First Priority Notes on September 1, 2017 and increased flexibility in regards to use of the net proceeds from the sale of the Waterworks business.

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

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of October 29, 2017 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of October 29, 2017 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs.

On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. In October 2017, the Court consolidated the two derivative actions and granted the parties’ joint scheduling order request.  The plaintiffs have until December 18, 2017, to file or designate a consolidated amended complaint.

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

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of October 29, 2017, Holdings has repurchased approximately 0.5 million shares at an average price of $35.76 per share.

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

Issuer Purchases of Equity Securities in each fiscal month of the third quarter of fiscal 2017 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31 — August 27	2,491,191	$31.88	2,491,191	$501,203,519
August 28 — September 24	57,567	33.01	57,567	503,323,814
September 25 — October 29	637,032	35.82	637,032	482,913,640
Total	3,185,790	$32.69	3,185,790

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

During the nine months ended October 29, 2017, Holdings retired 611,433 shares of its common stock (“Retired Shares”) held as treasury shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the previously authorized share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, “Equity-Treasury Stock,” Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

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
32.3

Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)              Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 7, 2017. See Exhibit 2.1.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 4, 2017	By:	/s/ Joseph J. DeAngelo
(Date)	Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 4, 2017	By:	/s/ Joseph J. DeAngelo
(Date)	Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer