Form 10-K
period 2018-01-28
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2018-03-13
CIK 1573097, 1465264

Use these links to rapidly review the document

HD SUPPLY
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2018
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

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

           If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒	HD Supply, Inc.	Yes ☐	No ☒

           The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 28, 2017 (the last business day of our most recently completed fiscal second quarter) was $6,118,532,561.

           The number of shares of the registrant's common stock outstanding as of March 9, 2018:

HD Supply Holdings, Inc.	185,567,372 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2018 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended January 28, 2018.

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

  •
  "Priority Notes" refers to the December 2014 First Priority Notes.

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

  •
  "Term B-3 Loans" refers to the tranche of Term Loans issued on August 31, 2017 under the Term Loan Facility to replace the Term B-1 Loans in an aggregate principal amount of approximately $535 million.

  •
  "Term B-4 Loans" refers to the tranche of Term Loans issued on August 31, 2017 under the Term Loan Facility to replace the Term B-2 Loans in an aggregate principal amount of approximately $546 million.

  Refinancing Transactions

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

        On April 5, 2017, HDS amended the Senior ABL Facility to reduce the applicable margin for borrowing, reduce the applicable commitment fee, and extend the maturity date until April 5, 2022.

        On April 18, 2017, HDS used cash and available borrowings under the Senior ABL Facility to repay $100 million aggregate principal of its Term B-1 Loans.

        On August 25, 2017, HDS amended and supplemented the indenture governing its April 2016 Senior Unsecured Notes to (a) amend the definition of "Permitted Payments", (b) increase the interest rate to 7.00% on April 15, 2019, (c) amend the definition of "Net Available Cash", and (d) amend the definition of "Consolidated EBITDA".

        On August 31, 2017, HDS amended its Term Loan Facility, refinancing the Term B-1 Loans with the Term B-3 Loans in an aggregate principal amount of approximately $535 million, and refinancing the Term B-2 Loans with the Term B-4 Loans in an aggregate principal amount of approximately $546 million.

        On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal of its December 2014 First Priority Notes.

        On December 28, 2017, HDS reduced its borrowing capacity under its Senior ABL Facility by $500 million to $1,000 million.

        HDS's Senior Credit Facilities and April 2016 Senior Unsecured Notes are discussed in greater detail in "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Debt" within this annual report on Form 10-K.

Glossary of Certain Other Terms

ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2015	Fiscal year ended January 31, 2016
Fiscal 2016	Fiscal year ended January 29, 2017
Fiscal 2017	Fiscal year ended January 28, 2018
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
Holdings	HD Supply Holdings, Inc.
Home Depot	The Home Depot, Inc.
HVAC	Heating, ventilating, and air conditioning
MRO	Maintenance, repair and operations
NASDAQ	The NASDAQ Stock Market LLC
NOLs	Net operating losses
OEM	Original equipment manufacturer
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
U.S.	United States
Vendor rebates	Vendors providing for inventory purchase rebates

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

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See Item 1A, Risk Factors) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

  •
  inherent risks of the maintenance, repair and operations market, and the non-residential and residential construction markets;

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

  •
  cyclicality and seasonality of the maintenance, repair and operations market, and the non-residential and residential construction markets;

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

PART I

ITEM 1.    BUSINESS

Our Company

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations ("MRO") and Specialty Construction. These market sectors are large and fragmented, and we believe they present opportunities for significant growth. We aspire to be the "First Choice" of customers, associates, suppliers and the communities in which we operate. This aspiration drives our relentless focus and is reflected in the customer and market centricity, speed and precision, intense teamwork, process excellence and trusted relationships that define our culture. We believe this aspiration distinguishes us from other distributors and has created value for our shareholders, driven above-market growth and delivered attractive returns on invested capital.

        Through approximately 220 branches and 44 distribution centers, in the U.S. and Canada, we serve our markets with an integrated go-to-market strategy. We have approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 600,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

        For the fiscal year ended January 28, 2018, or fiscal 2017, we:

  •
  generated $5 billion in Net sales, representing 6.3% growth over the fiscal year ended January 29, 2017, or fiscal 2016;

  •
  generated Net income of $970 million in fiscal 2017, including a $732 million gain on sale, net of tax, on the sale of the Waterworks business, as compared to a Net income of $196 million in fiscal 2016;

  •
  generated $731 million of Adjusted EBITDA, representing 7.5% growth over fiscal 2016; and

  •
  generated $447 million of Adjusted net income in fiscal 2017, as compared to $302 million in fiscal 2016.

        For a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Adjusted net income, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income (Loss)."

        We believe our long-standing customer relationships and competitive advantage stem from our knowledgeable associates, extensive product and service offerings, national footprint, integrated best-in-class technology, broad purchasing scale and strategic supplier relationships. We believe that our comprehensive supply chain solutions improve the effectiveness and efficiency of our customers' businesses. Our value-add services include customer training and certification, material and product fabrication, kitting, jobsite delivery and installation and will-call pickup options. Furthermore, we believe our product application knowledge, comprehensive product assortment, and sourcing expertise allow our customers to perform reliably and give them the tools to enhance profitability.

        We reach our customers through a variety of sales channels, including professional outside and inside sales forces, call centers and direct marketing programs utilizing market-specific product catalogs, and business unit websites and digital tools. Our distribution network allows us to provide rapid, reliable, on-time delivery and customer pickup throughout the United States and Canada. Additionally, we believe our highly integrated, best-in-class technology provides leading e-commerce and integrated workflow capabilities for our customers, while providing us unparalleled pricing, budgeting, reporting and analytical capabilities across our Company. We believe customers view us as an integral part of the value chain due to our extensive product knowledge, expansive product availability and the ability to directly integrate with their systems and workflows.

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

        Both of our businesses invest in high-growth initiatives that align with our five growth plays:

  1.
  Sell More to Existing Customers (i.e., Share of Wallet)

  2.
  Introduce New Products and Services

  3.
  Expand the Channels to Reach Our Customers (e.g., Internet, Catalog, and Mobility)

  4.
  Acquire New Customers

  5.
  Enter New Geographies (i.e., Open New Locations)

        Through investments in these growth plays, we believe we are well-positioned to grow in excess of the markets in which we operate. Specific initiatives focus on increasing penetration within our existing customer base, including the addition of new sales talent across the Company; and the addition of new products and services, including proprietary brands, primarily in our Facilities Maintenance business. We also continue to invest in mobile technologies and e-commerce. We focus primarily on sales talent acquisition and entering new geographies to acquire new customers.

        HD Supply is managed primarily on a product-line basis and reports results of operations in two reportable segments. The reportable segments are Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate and Eliminations, which comprises enterprise-wide functional departments that operate in a centralized structure.

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

        Corporate and Eliminations.    In addition to the reportable segments, our consolidated financial results include "Corporate and Eliminations" which incurs costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions. All Corporate operating overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the reportable segments. The Company does not allocate Corporate assets to its reportable segments.

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations and Specialty Construction market sectors in the United States and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside of the United States, primarily in Canada, were $146 million, $124 million, and $124 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Maintenance, Repair & Operations

        In the Maintenance, Repair & Operations market sector, our Facilities Maintenance business unit serves customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model. We estimate that this market sector currently represents an addressable market in excess of $55 billion annually with demand driven primarily by ongoing maintenance requirements of a broad range of existing structures and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. We believe our maintenance, repair and operations business focused on living spaces, including apartment units, hotel or motel rooms and senior care living facilities, provides stable demand, particularly in a challenging economic environment, when new construction tends to decrease.

Specialty Construction

        In the Specialty Construction market sector, our Construction & Industrial and Home Improvement Solutions businesses serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market of approximately $30 billion annually with demand driven primarily by residential construction, non-residential construction, industrial and repair and remodeling construction spending. Construction & Industrial serves this sector through the broad national presence of its regionally organized branch distribution network, as well as branches in six Canadian provinces, while Home Improvement Solutions operates through retail outlets in California primarily serving cash and carry customers. We believe we are well-positioned to benefit from the continued expansion of non-residential and residential construction end-markets.

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

        Since 2007, we have focused on extending our presence in key growth sectors and exiting less attractive sectors. In February 2008, we sold our Lumber and Building Materials operations to ProBuild Holdings. In June 2009, we purchased substantially all of the assets of ORCO Construction Supply, the second largest construction materials distributor in the U.S., through Construction & Industrial. In February 2011, we sold all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada. In May 2011, we purchased all of the assets of Rexford Albany Municipal Supply Company, Inc., expanding our Waterworks business in upstate New York. In September 2011, we sold our Plumbing/HVAC operations to Hajoca Corporation. In March 2012, we sold our Industrial Pipes, Valves and Fittings business to Shale-Inland Holdings LLC. In June 2012, we acquired Peachtree Business Products LLC, which specializes in customizable business and property marketing supplies, to enhance Facilities Maintenance. In December 2012, we purchased substantially all of the assets of Water Products, expanding the geographic footprint of our Waterworks business.

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

        During fiscal 2014, we completed the disposal of Litemor through liquidation. In January 2015, we sold substantially all of the assets of our Hardware Solutions business to Home Depot. In October 2015, we sold our Power Solutions business to Anixter Inc. In May 2016, we sold our Interior Solutions business to Interior Specialists, Inc. In August 2017, we sold our Waterworks business to funds affiliated with CD&R. For additional information on the discontinued operations, see Note 2, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

        In March 2018, we completed the acquisition of A.H. Harris Construction Supplies, a leading specialty construction distributor serving the northeast and mid-Atlantic regions, expanding Construction & Industrial's market presence in the northeastern United States.

Customers and Suppliers

        We maintain a customer base of approximately 500,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 12.3% of our Net sales in fiscal 2017, reducing our exposure to any single customer.

        We have developed relationships with approximately 8,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

        We operate in a highly fragmented industry and hold leading positions in both market sectors. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Watsco, Interline Brands (a Division of Home Depot) and Ferguson.

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

Employees

        In domestic and international operations, we had approximately 11,000 employees as of January 28, 2018, consisting of approximately 7,000 hourly personnel and approximately 4,000 salaried employees.

        As of January 28, 2018, none of our hourly workforce was covered by collective bargaining agreements.

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

HD Supply
3100 Cumberland Boulevard, Suite 1480
Atlanta, Georgia 30339
Attn: General Counsel
(770) 852-9000

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We are subject to inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets, including risks related to general economic conditions.

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

        In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because both of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute a number of our products to contractors in connection with non-residential building, residential and industrial construction projects. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 26.5%, 11.6% and 8.9%, respectively, of our Net sales for fiscal 2017.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies' underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Although there has since been stabilization and improvement in the general economy and the industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and may continue to be, adversely impacted by the decline in the new residential construction market from its peak in 2005.

        Our business is dependent, in part, upon the new residential construction market. The homebuilding industry has undergone a significant decline from its peak in 2005. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2017 increased 9% from 2016 levels, but remain 51% below their peak in 2005. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and operating results during fiscal years 2008 to 2017, as compared to peak levels. In addition, during this period the mortgage markets experienced disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Although the new residential construction market has improved in recent years, there can be no assurance this trend will continue.

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

        Our business is dependent, in part, on the non-residential building construction market and a slowdown of or volatility in the United States economy in general could have an adverse effect on our business units. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2017 increased 2% from 2016 levels, but remains 5% lower than 2008 levels. From time to time, our business units that serve the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business units as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

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

        Our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement business unit, the most recent economic decline adversely affected our home improvement business unit as well. Management believes that residential improvement project spending in the United States increased 6% in 2017, but remains 13% below its peak level in 2005. Elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and lower housing turnover may continue to limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

        We cannot predict the timing or strength of a significant recovery in these markets. Depressed activity levels in consumer spending for home improvement and new home construction would adversely affect our business, liquidity, results of operations and our financial position. Furthermore, economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.

We may be unable to maintain profitability.

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For fiscal 2017, fiscal 2016, and fiscal 2015, we had net income of $970 million, $196 million, and $1,472 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

        As of January 28, 2018, goodwill represented approximately 42% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Our annual impairment test resulted in no impairment of goodwill during fiscal 2017, fiscal 2016, or fiscal 2015.

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

        We may have to close under-performing branches from time to time as warranted by general economic conditions and/or weakness in the industries in which we operate. For example, during fiscal 2017, we closed certain branches and terminated employees as part of our on-going cost savings and profitability enhancement efforts. Any future facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a facility, we may remain obligated under the applicable lease.

        Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 3 to 7 years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term. Over the course of the last three fiscal years, we closed or idled facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations.

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

        Our ten largest customers generated approximately 12.3% of our Net sales in fiscal 2017. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some specialty construction customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

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

        The majority of our Net sales volume in fiscal 2017 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

The maintenance, repair and operations market and the non-residential and residential construction markets are seasonal and cyclical.

        Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction and maintenance and repair activity in our first and fourth fiscal quarters. In contrast, our highest volume of Net sales historically has occurred in our second and third fiscal quarters. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our business may be adversely affected. In addition, our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. For example, our Construction & Industrial business unit sells products used primarily in the non-residential and residential construction industry. Generally, during the winter months, construction activity declines due to inclement weather and shorter daylight hours. As a result, operating results for the business units that experience such seasonality may vary significantly from period to period. We anticipate that fluctuations from period to period will continue in the future.

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

        In addition, the non-residential and residential construction markets are subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Prices of the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of our products. We have a limited ability to control the timing and amount of changes to prices that we pay for our products. In addition, the supply of our products fluctuates based on available manufacturing capacity. A shortage of capacity, or excess capacity, in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

Fluctuating commodity prices may adversely impact our results of operations.

        The cost of steel, refrigerants, and other commodities used in the products we distribute can be volatile. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

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

        A number of our branch locations serve customers that are either direct or indirect participants in the oil & gas industry. Additionally, a number of our branch locations are also geographically located in or near areas where the oil & gas industry is a significant component of the overall local economy, such as in Texas and in the various shale gas producing regions within the U.S. and Canada. If the prices of oil and gas remain relatively low and our customers are negatively impacted, then our customers' demand for our products and services could also be negatively impacted which would have an adverse effect on our financial condition, results of operations and cash flows.

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

        Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our Net sales and profitability. A disruption in the timely availability of our products by our key suppliers would result in a decrease in our revenues and profitability. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would put pressure on our operating margins and have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

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

        We source a significant amount of our products from outside of the United States. Considerable political uncertainty exists in the United States and abroad that could result in changes to the national and international trade policies around which we have built our sourcing practices and operations. Given our significant investment in our sourcing and logistics operations and infrastructure, as well as our reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on our ability to source products from other countries or significantly increase the costs of obtaining such products, which would result in a material adverse effect on our financial results. For example, on March 1, 2018, the current presidential administration announced their intention to impose tariffs of 25 percent on steel imports and 10 percent on aluminum imports. These tariffs could go into effect in the near future. If the United States were to implement such recommendations, the cost of some of our products may increase and our margins could be reduced.

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

        Our customers could begin fulfilling more of their product needs directly from manufacturers, which would result in decreases in our Net sales and earnings. Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our customers, which also would negatively impact our business.

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

        We use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions, manage our manufacturing operations and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties upon whom we depend are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

        Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, collecting ransoms, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors and customers) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

        Our operations are principally affected by various statutes, regulations and laws in the 36 U.S. states and six Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

        The SEC promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. Compliance with these rules requires due diligence efforts and disclosure in each fiscal year. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a distributor which could materially affect our business, financial condition or results of operations.

The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.

        We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute and install. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. From time to time, we are involved in construction defect and product liability claims relating to our various construction trades and the products we distribute and manufacture and relating to products we have installed. In certain situations, we have undertaken to voluntarily remediate any defects, which can be a costly measure. We also operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents.

        While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we seek indemnification against potential liability for product liability claims from relevant parties, including but not limited to manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification agreements. Moreover, if we increase the number of private label products we distribute, our exposure to potential liability for products liability claims may increase. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our proprietary brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our Company.

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

        In March 2010, the United States government enacted comprehensive healthcare reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and healthcare benefits. Although the current United States administration has indicated its desire and intent to repeal and/or replace the current healthcare reform legislation, there can be no assurance that any such action will be achieved. The March 2010 legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and limited interpretive guidance, and the legislation's possible repeal and/or replacement, it is difficult to determine at this time what impact the health care reform legislation, or any possible replacement, will have on our financial results. Possible adverse effects of the health reform legislation, and any replacement, include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations, financial condition and cash flows could be materially adversely affected.

Our success depends upon our ability to attract, train and retain highly qualified associates and key personnel.

        To be successful, we must attract, train and retain a large number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. We compete with other businesses for these associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified associates in the future, including, in particular, those employed by companies we acquire. A very small proportion of our employees (within our recent acquisition of A.H. Harris Construction Supplies) are currently covered by collective bargaining or other similar labor agreements. Historically, the effects of collective bargaining and other similar labor agreements on us have not been significant. However, if our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, the effect on us may be adverse. Any inability by us to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

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

        We are subject to income taxation in many jurisdictions in the U.S. as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation and/or import tariffs or border adjustment proposals in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective.

Our NOL carryforwards could be limited if we experience an ownership change as defined in the Internal Revenue Code.

        As of January 28, 2018, we had U.S. federal NOL carryforwards of $791 million ($166 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2033. We also had significant state NOL carryforwards, which expire in various years through fiscal 2037. Our ability to deduct these NOL carryforwards against future taxable income is contingent on the generation of future taxable income in the jurisdiction of the prior NOL. Additionally, our ability to deduct NOL carryforwards could be limited if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our future results of operations and financial position. Additionally, uncertainty exists with respect to future regulatory guidance and interpretations of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), as well as the assumptions the Company makes related to the Tax Act, which could have an impact on the use of the Company's NOL carryforwards.

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

        Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions. For example, over the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation could be possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our internal fleet of trucks and other vehicles prematurely. In addition, new laws or future regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. Notwithstanding our dedication to being a responsible corporate citizen, it is reasonably possible that such legislation or regulation could impose material costs on us. Moreover, even without such legislation or regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies involved in the transportation of goods could harm our reputation and reduce customer demand for our products and services.

Our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our business, financial position and results of operations.

        We are required to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade, our systems, including information technology, and we have implemented additional financial and management controls, reporting systems and procedures. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business both organically and through acquisition, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, additional management and other resources of the Company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

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

        As of January 28, 2018, we had an aggregate principal amount of $2,101 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $6 million and $29 million, respectively. In fiscal 2017 we incurred $166 million of interest expense.

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

        We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our current debt levels and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreements governing our Senior Credit Facilities and the indentures governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition.

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under future GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1,000 million subject to a borrowing base. As of January 28, 2018, we were able to borrow an additional $909 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $11 million based on balances as of January 28, 2018. Assuming all revolving loans were fully drawn, each one percentage point increase in interest rates would result in a $21 million increase in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

We may not be able to repurchase our existing notes upon a change of control.

        Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes until such notes are redeemed in full. Additionally, under the Term Loan Facility and the Senior ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the respective agreements and terminate their commitments to lend. We may not be able to satisfy the obligations upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. Consequently, we may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase our existing notes may be limited by law. In order to avoid the obligations to repurchase our existing notes and events of default and potential breaches of the credit agreement governing the Term Loan Facility, and the credit agreement governing the Senior ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

Risks Relating to Our Common Stock

Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to buy back capital stock and make future dividend payments, if any.

        Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations, to buy back capital stock and to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. Historically, we have not declared or paid dividends on our common stock. However, to the extent that we determine in the future to pay dividends on our common stock, our Senior Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

        In particular, we cannot assure you that you will be able to resell your shares of our common stock at or above the price you paid for them. The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company and we are currently involved in litigation of this nature as disclosed in this Annual Report on Form 10-K and certain of our prior filings with the SEC. This current litigation and any future litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of January 28, 2018 we had 185,723,608 outstanding shares of common stock, a the majority of which are freely tradeable without restriction under the Securities Act unless held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of January 28, 2018 are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the U.S. public market only if registered of if they qualify for an exemption from registration, including by reason of Rules 144 or 701 under the Securities Act. Al of our restricted shares are eligible for share in the public market, subject in certain circumstances to the volume, manner of sale limitations with respect to shares held by our affiliates, and other limitations under Rule 144. In connection with our initial public offering, we filed registration statements under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of January 28, 2018, there were stock options outstanding to purchase a total of approximately 2.4 million shares of our common stock. In addition, approximately 16.9 million shares of common stock are reserved for future issuance under our omnibus incentive plan and our employee stock purchase plan.

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

ITEM 2.    PROPERTIES

Properties

        As of January 28, 2018, we had a network of approximately 260 locations, of which approximately 10 were owned and 250 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 12 million square feet while our owned locations comprise approximately 670,000 square feet. Our leases typically have an initial term that ranges from 3 to 7 years, and the leases usually provide for the option to renew. We currently lease approximately 110,000 square feet of office space in both Atlanta, Georgia and Orlando, Florida, for our corporate headquarters. On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility currently under construction in Atlanta, Georgia. The lease commenced upon completion of construction of the facility in February 2018. For additional information, see "Note 10—Supplemental Balance Sheet and Cash Flow Information" in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3.    LEGAL PROCEEDINGS

        On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the "defendants") made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the "original securities complaints"). Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company's common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company's progress in addressing certain supply chain disruption issues encountered in the Company's Facilities Maintenance business unit. The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. Defendants moved to dismiss the Consolidated Amended Complaint in December 2017. That motion is pending.

        On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "individual defendants") as defendants. The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants' allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys' fees and other costs. In October 2017, the Court consolidated the two derivative actions and granted the parties' joint scheduling order request. On December 5, 2017, the Court entered an order staying all activity in the case until a ruling is issued on the motion to dismiss filed in the consolidated securities litigation described above. The Company intends to defend these lawsuits vigorously. Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). As of March 5, 2018, there were approximately 18 holders of record and 251 restricted stock holders of Holdings' common stock. No dividends were declared during fiscal 2017 or fiscal 2016. Holdings' common stock began trading on June 27, 2013.

Holdings' common stock market prices*:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017
High	$44.24	$41.89	$36.96	$40.22
Low	$39.06	$29.46	$30.06	$34.44
Fiscal Year 2016
High	$35.29	$36.84	$36.78	$43.73
Low	$22.40	$32.77	$30.54	$31.95

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2013-2017 years, commencing June 27, 2013, Holdings' initial day of trading. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on June 27, 2013 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	HD Supply Holdings, Inc.	S&P 500 Index	Industrial Select SPDR® Fund (XLI)
June 27, 2013, IPO	$100	$100	$100
February 2, 2014	$119	$112	$118
February 1, 2015	$160	$128	$131
January 31, 2016	$146	$127	$123
January 29, 2017	$237	$154	$162
January 28, 2018	$220	$197	$206

Issuer Purchases of Equity Securities

        On August 25, 2017, Holdings' Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings' common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of January 28, 2018, Holdings has repurchased approximately 1.2 million shares at an average price of $35.46 per share.

        On June 3, 2017, Holdings' Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings' common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of August 8, 2017, Holdings has completed the repurchase of all $500 million of common stock authorized under the share repurchase program, purchasing approximately 15.9 million shares at an average price of $31.37 per share.

        In fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2017, Holdings repurchased approximately 1.1 million shares of its common stock under this program for approximately $43 million.

        During fiscal 2017, Holdings retired 611,433 shares of its common stock ("Retired Shares") held as Treasury Shares by Holdings in the amount of $23 million. All of these shares were repurchased by Holdings pursuant to the share repurchase program, discussed above, under which proceeds of employee stock option exercises are used to buy back Holdings common stock in the open market. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of common stock, par value $0.01 per share, effective as of the date of retirement. In accordance with Accounting Standards Codification 505-30, "Equity-Treasury Stock," Holdings reversed the $0.01 par value of the Retired Shares and the excess of the cost of the Retired Shares over par value to Retained Earnings.

        The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2017 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 30 - November 26	586,270	$35.16	586,270	$462,316,931
November 27 - December 24	116,476	$36.61	116,476	$459,467,980
December 25 - January 28	80,167	$38.68	80,167	$459,196,005

Total	782,913	$35.74	782,913

(1)
The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on January 28, 2018, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

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

        In fiscal 2017, HD Supply sold its Waterworks business. In fiscal 2016, HD Supply sold its Interior Solutions business. In fiscal 2015, HD Supply sold its Power Solutions business. In fiscal 2014, HD Supply sold substantially all of the assets of its Hardware Solutions business and finalized the disposal of Litemor through liquidation. In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Waterworks, Interior Solutions, Power Solutions, Hardware Solutions, and Litemor operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of the businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 2, "Discontinued Operations," within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$5,121	$4,819	$4,615	$4,256	$3,877
Cost of sales	3,088	2,894	2,801	2,590	2,346

Gross profit	2,033	1,925	1,814	1,666	1,531
Operating expenses:
Selling, general and administrative	1,334	1,269	1,184	1,116	1,070
Depreciation and amortization	85	84	97	166	186
Restructuring	6	7	8	5	6

Total operating expenses	1,425	1,360	1,289	1,287	1,262
Operating income	608	565	525	379	269
Interest expense	166	269	394	462	528
Interest income	(2)	—	—	—	—
Loss on extinguishment & modification of debt	84	179	100	108	87
Other (income) expense, net	—	—	1	(3)	20

Income (loss) from continuing operations before provision for income taxes and discontinued operations	360	117	30	(188)	(366)
Provision (benefit) for income taxes	193	51	(1,170)	23	23

Income (loss) from continuing operations	167	66	1,200	(211)	(389)
Income from discontinued operations, net of tax	803	130	272	214	171

Net income (loss)	$970	$196	$1,472	$3	$(218)

Weighted Average Common Shares Outstanding(1):
Basic (thousands)	192,236	199,385	197,011	193,962	166,905
Diluted (thousands)	193,668	202,000	201,308	193,962	166,905
Basic Earnings Per Share(1):
Income (loss) from continuing operations	$0.87	$0.33	$6.09	$(1.09)	$(2.33)
Income from discontinued operations	4.18	0.65	1.38	1.10	1.02

Net income (loss)	$5.05	$0.98	$7.47	$0.02	$(1.31)

Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$0.86	$0.33	$5.96	$(1.09)	$(2.33)
Income from discontinued operations	4.15	0.64	1.35	1.10	1.02

Net income (loss)	$5.01	$0.97	$7.31	$0.02	$(1.31)

Balance sheet data (end of period):
Cash and cash equivalents	$558	$75	$269	$85	$115
Total assets	4,318	5,707	6,016	5,977	6,227
Total debt(2)	2,101	3,812	4,311	5,174	5,447
Total stockholders' equity (deficit)	1,466	960	744	(760)	(764)
Other financial data (unaudited):
Working capital(3)	$1,254	$1,004	$1,112	$1,163	$1,210
Weighted average effective interest rate less deferred financing costs	5.4%	6.3%	7.9%	8.2%	8.6%
Adjusted EBITDA(4)	731	680	650	569	481
Adjusted net income (loss)(4)	447	302	135	(13)	(155)
Capital expenditures	94	81	86	119	131
Depreciation & amortization(5)	90	88	100	169	188
Amortization of acquisition-related intangibles (other than software)	12	12	12	77	106
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$502	$513	$422	$295	$(367)
Cash flows provided by (used in) investing activities, net	2,329	(21)	726	84	820
Cash flows provided by (used in) financing activities, net	(2,348)	(687)	(962)	(404)	(474)

(1)
Weighted average shares and earnings per share are for Holdings. Due to rounding, amounts may not add to totals.

(2)
Total debt includes current and non-current installments of long-term debt, capital leases and associated discounts, premiums, and deferred financing costs.

(3)
We define working capital as current assets (including cash) minus current liabilities, which include the current portion of long-term debt and accrued interest thereon.

(4)
Adjusted EBITDA and Adjusted net income (loss) are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance. For additional detail, including a reconciliation from net income (loss) and income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA and Adjusted net income (loss) for the periods presented, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income (Loss)."

(5)
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

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations and Specialty Construction. Through approximately 220 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. We have approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 600,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

Description of segments

        We operate our Company through two reportable segments: Facilities Maintenance and Construction & Industrial.

        Facilities Maintenance.    Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. The markets that Facilities Maintenance serves include multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing supplies, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

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

        In addition to the reportable segments, our consolidated financial results include "Corporate and Eliminations" which incurs costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions. All Corporate operating overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expense, and provision for income taxes are not allocated to the reportable segments. The Company does not allocate Corporate assets to its reportable segments.

Discontinued operations

        In August 2017, the Company completed the sale of its Waterworks business. Including the final working capital settlement in January 2018, the Company received cash proceeds of approximately $2.4 billion, net of $38 million of transaction cost payments. Including the final working capital settlement of approximately $29 million in January 2018, the Company recognized a gain on sale of the Waterworks business of approximately $732 million, net of tax of $197 million.

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

        In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of the Waterworks, Interior Solutions, and Power Solutions operations and the gain/loss on the sales and disposal of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sales of the businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending January 28, 2018 ("fiscal 2017"), fiscal year ended January 29, 2017 ("fiscal 2016"), and fiscal year ended January 31, 2016 ("fiscal 2015") each included 52 weeks.

Key business metrics

Net sales

        We earn our Net sales primarily from the sale of construction, maintenance, repair and operations, and renovation and improvement related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain business units fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

        We ship products to customers by internal fleet and third-party carriers. Net sales are recognized from product sales when title to and risk of loss for the products are passed to the customer, which generally occurs at the point of destination.

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

        Adjusted EBITDA is based on "Consolidated EBITDA," a measure which is defined in HDS's Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net,

(ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, capital resources and financial condition—External Financing."

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

        The following table presents a reconciliation of Net income (loss) and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
Net income (loss)	$970	$196	$1,472	$3	$(218)
Less income from discontinued operations, net of tax	803	130	272	214	171

Income (loss) from continuing operations	167	66	1,200	(211)	(389)

Interest expense, net	164	269	394	462	528
Provision (benefit) for income taxes(i)	193	51	(1,170)	23	23
Depreciation and amortization(ii)	90	88	100	169	188
Loss on extinguishment & modification of debt(iii)	84	179	100	108	87
Restructuring charges(iv)	6	7	8	5	6
Stock-based compensation	26	20	16	17	16
Management fee & related expenses paid to Equity Sponsors(v)	—	—	—	—	2
Costs related to public offerings(vi)	—	—	1	2	20
Acquisition costs(vii)	1	—	—	—	—
Other	—	—	1	(6)	—

Adjusted EBITDA	$731	$680	$650	$569	$481

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

(vii)
Represents the costs incurred in the acquisition of A.H. Harris Construction Supplies.

        The following table presents a reconciliation of Net income (loss) and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
Net income (loss)	$970	$196	$1,472	$3	$(218)
Less income from discontinued operations, net of tax	803	130	272	214	171

Income (loss) from continuing operations	167	66	1,200	(211)	(389)

Plus: Provision (benefit) for income taxes(i)	193	51	(1,170)	23	23
Less: Cash income taxes(ii)	(16)	(13)	(16)	(12)	(8)
Plus: Amortization of acquisition-related intangible assets (other than software)	12	12	12	77	106
Plus: Loss on extinguishment & modification of debt(iii)	84	179	100	108	87
Restructuring charges(iv)	6	7	8	5	6
Costs related to public offerings(v)	—	—	1	2	20
Acquisition costs(vi)	1	—	—	—	—
Other	—	—	—	(5)	—

Adjusted Net Income (Loss)	$447	$302	$135	$(13)	$(155)

(i)
During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.

(ii)
Cash paid for income taxes in fiscal 2017 excludes $13 milion in tax payments related to the sale of the Waterworks business unit. Cash paid for income taxes in fiscal 2014 excludes a $27 million payment for the settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

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

(vi)
Represents the costs incurred in the acquisition of A.H. Harris Construction Supplies.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2017 vs. 2016		2016 vs. 2015
Dollars in millions	2017	2016	2015
Net sales	$5,121	$4,819	$4,615	6.3		4.4
Gross profit	2,033	1,925	1,814	5.6		6.1
Operating expenses:
Selling, general & administrative	1,334	1,269	1,184	5.1		7.2
Depreciation & amortization	85	84	97	1.2		(13.4)
Restructuring	6	7	8	(14.3)		(12.5)

Total operating expenses	1,425	1,360	1,289	4.8		5.5
Operating income	608	565	525	7.6		7.6
Interest expense	166	269	394	(38.3)		(31.7)
Interest (income)	(2)	—	—		*	*
Loss on extinguishment & modification of debt	84	179	100	(53.1)		79.0
Other (income) expense, net	—	—	1		*	*

Income from continuing operations before provision (benefit) for income taxes	360	117	30		*	*
Provision (benefit) for income taxes	193	51	(1,170)		*	*

Income from continuing operations	167	66	1,200		*	(94.5)
Income from discontinued operations, net of tax	803	130	272		*	(52.2)

Net Income	$970	$196	$1,472		*	(86.7)

Non-GAAP Financial Data:
Adjusted EBITDA	$731	$680	$650	7.5		4.6
Adjusted net income	$447	$302	$135	48.0		*

*
not meaningful

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	39.7	39.9	39.3	(20)	60
Operating expenses:
Selling, general & administrative	26.0	26.3	25.6	(30)	70
Depreciation & amortization	1.7	1.8	2.1	(10)	(40)
Restructuring	0.1	0.1	0.2	—	(10)

Total operating expenses	27.8	28.2	27.9	(40)	30
Operating income	11.9	11.7	11.4	20	30
Interest expense	3.2	5.6	8.5	(240)	(290)
Interest (income)	—	—	—	*		*
Loss on extinguishment & modification of debt	1.7	3.7	2.2	(200)	150
Other (income) expense, net	—	—	—	—	—

Income from continuing operations before provision (benefit) for income taxes	7.0	2.4	0.7	*	170
Provision (benefit) for income taxes	3.8	1.0	(25.3)	280		*

Income from continuing operations	3.2	1.4	26.0	180		*
Income from discontinued operations, net of tax	15.7	2.7	5.9	*	(320)

Net Income	18.9	4.1	31.9	*		*

Non-GAAP Financial Data:
Adjusted EBITDA	14.3	14.1	14.1	20	—
Adjusted net income	8.7	6.3	2.9	240	340

*
Not meaningful

Fiscal 2017 compared to fiscal 2016

Highlights

        Net sales in fiscal 2017 increased $302 million, or 6.3%, compared to fiscal 2016. Operating income in fiscal 2017 increased $43 million, or 7.6% to $608 million during fiscal 2017 as compared to fiscal 2016. Net income in fiscal 2017 increased $774 million to $970 million as compared to fiscal 2016 due primarily to the sale of the Waterworks business. Adjusted EBITDA in fiscal 2017 increased $51 million, or 7.5%, as compared to fiscal 2016. Adjusted net income in fiscal 2017 increased $145 million, or 48.0%, as compared to fiscal 2016 due primarily to a decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances. As of January 28, 2018, our liquidity was $1.2 billion. See "Liquidity, capital resources and financial condition" for further information.

        In August 2017, the Company completed the sale of its Waterworks business. Including the final working capital settlement in January 2018, the Company received cash proceeds of approximately $2,419 million, net of $38 million of transaction costs. Including the final working capital settlement of approximately $29 million in January 2018, the Company recognized a gain on sale of approximately $732 million, net of tax of $197 million, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. For additional information, see "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        As a result of the sale of the Waterworks business in August 2017, management evaluated the Company's talent alignment and functional support strategies. During fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent resulting in the recognition of $6 million of restructuring charges, primarily related to severance and other employee-related costs. Management expects to incur a total of $10 million to $15 million under this plan, and expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years. For additional information, see "Note 11, Restructuring Activities," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Net sales

        Net sales increased $302 million, or 6.3% to $5,121 million during fiscal 2017 as compared to fiscal 2016.

        Both of our reportable segments reported an increase in Net sales during fiscal 2017 as compared to fiscal 2016. The Net sales increases were primarily due to increases in market volume and growth initiatives. Growth initiatives contributed approximately $162 million in fiscal 2017.

Gross profit

        Gross profit increased $108 million, or 5.6%, to $2,033 million during fiscal 2017 as compared to fiscal 2016.

        Both of our reportable segments generated an increase in Gross profit in fiscal 2017 as compared to fiscal 2016 primarily due to sales growth from increased market volume and initiatives.

        Gross profit as a percentage of Net sales ("gross margin") decreased approximately 20 basis points to 39.7% in fiscal 2017 as compared to 39.9% in fiscal 2016. The decline in gross margin was primarily driven by decreasing rebar margins and a shift in product mix at our Construction & Industrial business.

Operating expenses

        Operating expenses increased $65 million, or 4.8%, to $1,425 million during fiscal 2017 as compared to fiscal 2016.

        Selling, general and administrative expenses increased $65 million, or 5.1%, to $1,334 million during fiscal 2017 as compared to fiscal 2016. The increase was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Depreciation and amortization expense increased $1 million, or 1.2%, to $85 million in fiscal 2017 as compared to fiscal 2016 due to timing of in-service projects. Restructuring charges decreased $1 million in fiscal 2017 as compared to fiscal 2016. The Company completed its Fiscal 2015 Restructuring Plan activities to strategically align its workforce in fiscal 2016. The Company initiated its Fiscal 2017 Restructuring Plan in third quarter 2017. For additional information, see "Note 11, Restructuring Activities," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        Operating expenses as a percentage of Net sales decreased approximately 40 basis points to 27.8%, in fiscal 2017 as compared to fiscal 2016. Selling, general and administrative expenses as a percentage of Net sales, decreased approximately 30 basis points to 26.0% in fiscal 2017 as compared to fiscal 2016. The decrease was primarily a result of the leverage of fixed costs through sales volume increases and costs to increase Facilities Maintenance distribution capacity incurred in fiscal 2016 that did not repeat in fiscal 2017, partially offset by increased investments in growth initiatives.

Operating income

        Operating income increased $43 million, or 7.6%, to $608 million during fiscal 2017 as compared to fiscal 2016, primarily due to higher sales volume, partially offset by the decrease in gross margins and increase in Operating expenses.

        Operating income as a percentage of Net sales increased approximately 20 basis points to 11.9%, in fiscal 2017 as compared to fiscal 2016. The increase was primarily due to the decrease in Selling, general and administrative expenses as a percentage of Net sales offset by the decline in gross margins.

Interest expense

        Interest expense decreased $103 million, or 38.3%, during fiscal 2017 as compared to fiscal 2016. The decrease was due to a lower average interest rate on our outstanding indebtedness due to debt refinancing transactions and a lower average outstanding balance as we continued to use cash flow from operations and proceeds from the sale of businesses to reduce indebtedness.

Interest income

        Interest income during fiscal 2017 was approximately $2 million. The interest income was due to investment of a portion of the net proceeds from the sale of the Waterworks business in temporary cash investments.

Loss on extinguishment & modification of debt

        During fiscal 2017, our debt refinancing and redemption activities resulted in charges of $84 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        On December 28, 2017, HDS reduced its borrowing capacity under Senior Asset Based Lending Facility due 2022 (the "Senior ABL Facility") by $500 million, incurring a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs.

        On September 1, 2017, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 5.25% Senior Secured First Priority Notes (the "December 2014 First Priority Notes"), incurring a $73 million loss on extinguishment of debt, which includes a $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs.

        On August 31, 2017, HDS amended its senior secured term loan facility (the "Term Loan Facility"), incurring a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of unamortized original issue discount and unamortized deferred financing costs.

        On August 25, 2017, HDS amended its 5.75% Senior Unsecured Notes due 2024 (the "April 2016 Senior Unsecured Notes"). As a result, the Company incurred a modification charge of approximately $3 million for financing fees.

        On April 18, 2017, HDS amended its Senior ABL Facility, incurring a $1 million loss on extinguishment of debt for the write-offs of unamortized deferred financing costs.

        During fiscal 2016, our debt refinancing and redemption activities resulted in charges of $179 million recorded in accordance with ASC 470-50, "Debt-Modifications and Extinguishments."

        On January 26, 2017, HDS paid $200 million to reduce its aggregate principal of approximately $842 million tranche of Term Loans (the "Term B-1 Loans"), incurring a $5 million loss on extinguishment on debt for the write-offs of unamortized original issue discount and unamortized deferred financing costs.

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

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2017 was $193 million compared to $51 million in fiscal 2016. The effective rate for continuing operations for fiscal 2017 was 53.6% which was primarily impacted by $72 million of tax expense associated with the remeasurement of the U.S. deferred tax assets and liabilities driven by the enactment of the Tax Cuts and Jobs Act of 2017, $16 million tax benefit related to the excess tax benefits related to stock-based compensation, and the geographical mix of where income was generated. The effective rate for continuing operations for fiscal 2016 was 43.6%, primarily impacted by the repatriation of $72 million of cash from Canada to the U.S., which, to the extent of current earnings and profits, and foreign withholding taxes, resulted in $4 million of tax expense. The rate was also impacted by the geographical mix of where income was generated.

        As of the end of fiscal 2017, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $857 million for U.S. federal tax purposes and $1,756 million for U.S. state tax purposes. The current level of pre-tax earnings under GAAP is sufficient to generate the minimum amount of future taxable income to realize our U.S. federal and state tax deferred assets prior to their expiration. As of the end of fiscal 2017 and fiscal 2016, the

Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $7 million and $5 million, respectively.

        As of January 28, 2018, the Company has approximately $250 million of tax-effected federal and state NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Income from discontinued operations, net of tax

        Income from discontinued operations, net of tax during fiscal 2017 was $803 million, comprised of $1,043 million of pre-tax income from discontinued operations offset by $240 million of income tax expense. During fiscal 2017, the Company recognized a gain on sale of the Waterworks business of $732 million, net of tax of $197 million. For additional information, see "Note 2, Discontinued Operations"in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Adjusted EBITDA

        Adjusted EBITDA increased $51 million, or 7.5%, in fiscal 2017 as compared to fiscal 2016. Both of our reportable segments generated an increase in Adjusted EBITDA in fiscal 2017 as compared to fiscal 2016.

        The increase in Adjusted EBITDA was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points to 14.3% in fiscal 2017 as compared to fiscal 2016, primarily due to the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives and decline in gross margin.

Adjusted net income

        Adjusted net income increased $145 million, to $447 million, in fiscal 2017 as compared to fiscal 2016. The increase in Adjusted net income was primarily attributable to lower interest expense and an increase in sales volume.

Fiscal 2016 compared to fiscal 2015

Highlights

        Net sales in fiscal 2016 increased $204 million, or 4.4%, compared to fiscal 2015. Operating income in fiscal 2016 increased $40 million, or 7.6%, to $565 million during fiscal 2016 as compared to fiscal 2015. Net income in fiscal 2016 was $196 million, as compared to $1,472 million in fiscal 2015. Fiscal 2015 Net income included a $1,007 million tax benefit for the reversal of substantially all of the Company's valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements. Adjusted EBITDA in fiscal 2016 increased $30 million, or 4.6%, as compared to fiscal 2015. Adjusted net income in fiscal 2016 increased $167 million to $302 million, as compared to $135 million in fiscal 2015.

        In May 2016, we completed the sale of our Interior Solutions business, a provider of turnkey supply and installation services for multiple interior finish options. Including the final working capital settlement in September 2016, the Company received cash proceeds of approximately $26 million, net of $2 million of transaction costs. As a result of the sale, the Company recorded a $10 million pre-tax loss, reflected in Income from discontinued operations, net of tax, in the Consolidated Statements of Operations. For additional information, see "Note 2, Discontinued Operations," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

        As a result of the 2015 sale of the Power Solutions business unit, management evaluated our talent alignment and functional support strategies. Consequently, during fiscal 2015 we initiated a restructuring plan to strategically align our leadership and functional support teams. During fiscal 2015, we incurred $8 million of restructuring charges under this plan. During fiscal 2016, we accelerated and expanded the restructuring plan, incurring $18 million of restructuring charges, offset by a net gain of approximately $11 million related to real estate transactions under the plan. In total, the Company incurred net restructuring charges of $15 million and expects the plan to deliver a payback of approximately two years via a reduction in costs. The Company completed the activities under the plan in fiscal 2016. For additional information, see "Note 11, Restructuring Activities," in the Notes to the Consolidated Financial Statements within Part II, Item 8 of this annual report on Form 10-K.

Net sales

        Net sales increased $204 million, or 4.4%, to $4,819 million during fiscal 2016 as compared to fiscal 2015.

        Both of our reportable segments reported an increase in Net sales during fiscal 2016 as compared to fiscal 2015. The Net sales increases were primarily due to growth initiatives at each of our businesses and increases in market volume. Growth initiatives contributed approximately $59 million in fiscal 2016.

Gross profit

        Gross profit increased $111 million, or 6.1%, to $1,925 million during fiscal 2016 as compared to fiscal 2015.

        Both of our reportable segments experienced an increase in Gross profit in fiscal 2016 as compared to fiscal 2015. The increase in Gross profit is primarily due to sales growth from initiatives and increased market volume.

        Gross margin increased approximately 60 basis points to 39.9% in fiscal 2016 as compared to 39.3% in fiscal 2015. The improvement in gross margin was primarily driven by our category management initiatives and mix of products and services, partially offset by the competitive environment.

Operating expenses

        Operating expenses increased $71 million, or 5.5%, to $1,360 million during fiscal 2016 as compared to fiscal 2015.

        Selling, general and administrative expenses increased $85 million, or 7.2%, to $1,269 million during fiscal 2016 as compared to fiscal 2015. The increase was primarily a result of increases in variable expenses due to higher sales volume, increased investments in growth initiatives, primarily additional personnel, increased healthcare costs, and supply chain corrective action at Facilities Maintenance. Depreciation and amortization expense decreased $13 million, or 13.4%, to $84 million in fiscal 2016 as compared to fiscal 2015 as certain acquisition-related intangible assets became fully amortized during fiscal 2016 and timing of in-service projects. Restructuring charges decreased $1 million, to $7 million during fiscal 2016 as compared to fiscal 2015, as the Company completed restructuring activities to strategically align its workforce, initiated during the fourth quarter of fiscal 2015 in conjunction with the sale of Power Solutions.

        Operating expenses as a percentage of Net sales increasd approximately 30 basis points to 28.2%, in fiscal 2016 as compared to fiscal 2015. Selling, general and administrative expenses as a percentage of Net sales, increased approximately 70 basis points to 26.3% in fiscal 2016 as compared to fiscal 2015. The increase was primarily a result of the increased investments in growth initiatives, increased healthcare costs, and supply chain corrective action at Facilities Maintenance, partially offset by the decline in Depreciation and amortization expense.

Operating income

        Operating income increased $40 million, or 7.6%, to $565 million during fiscal 2016 as compared to fiscal 2015, primarily due to higher Net sales and Gross profit partially offset by higher operating expenses.

        Operating income as a percentage of Net sales increased approximately 30 basis points in fiscal 2016 as compared to fiscal 2015. The increase was driven by improvements in gross margins and decline in Depreciation & amortization expense, offset by the increase in Selling, general and administrative expenses.

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

        On January 26, 2017, HDS paid $200 million to reduce its aggregate principal of Term B-1 Loans, incurring a $5 million loss on extinguishment on debt for the write-offs of unamortized original issue discount and unamortized deferred financing costs.

        On October 17, 2016, HDS redeemed all of the outstanding $1,275 million aggregate principal of the February 2013 Senior Unsecured Notes, incurring a $59 million loss on extinguishment of debt, which included a $48 million premium payment and a write-off of $11 million of unamortized deferred financing costs.

        On April 27, 2016, HDS redeemed all of the outstanding $1,000 million aggregate principal of the October 2012 Senior Unsecured Notes, incurring a $115 million loss on extinguishment of debt, which included a $106 million make-whole premium payment and a write-off of $9 million of unamortized deferred financing costs.

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

        On August 13, 2015, HDS amended its Term Loan Facility, incurring a $20 million loss on extinguishment and modification of debt, which included a $15 million write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred financing costs.

        See "Liquidity, capital resources and financial condition—External financing" for further information.

Other (income) expense, net

        During fiscal 2015, in connection with secondary public offerings by certain of Holdings' stockholders, we incurred approximately $1 million in related fees and expenses.

Provision (benefit) for income taxes

        The provision for income taxes from continuing operations in fiscal 2016 was an expense of $51 million compared to a benefit of $1,170 million in fiscal 2015. The effective rate for continuing operations for fiscal 2016 was an expense of 43.6%, primarily impacted by the repatriation of $72 million of cash from Canada to the U.S., which, to the extent of current earnings and profits, and foreign withholding taxes, resulted in $4 million of tax expense. The rate was also impacted by the geographical mix of where income was generated. The provision for income taxes from continuing operations for fiscal 2015 was not meaningful since income tax was significantly impacted by the release of substantially all of the Company's valuation allowance and substantial decrease in the Company's unrecognized tax benefits.

        For fiscal 2015, the Company had an income tax benefit of $1,007 million related to a release of substantially all of the valuation allowance on the Company's U.S. net deferred tax assets. All of the income tax benefit generated by the release of the valuation allowance was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized. The benefit from releasing the valuation allowance was partially offset by the utilization of $20 million of such deferred assets to offset current year income. The effective rate for fiscal 2015 was further impacted by a decrease of $189 million in the Company's unrecognized U.S. federal and state tax benefits related to the settlement of IRS audits.

        As of the end of fiscal 2016 and fiscal 2015 the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $5 million and $6 million, respectively.

Adjusted EBITDA

        Adjusted EBITDA increased $30 million, or 4.6%, in fiscal 2016 as compared to fiscal 2015. Construction & Industrial experienced an increase in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015. Facilities Maintenance experienced a decrease in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015.

        Adjusted EBITDA as a percentage of Net sales was flat in fiscal 2016 as compared to fiscal 2015, due to the increase in Gross margin offset by an increase in Selling, general and administrative expenses as a percentage of Net sales.

Adjusted net income

        Adjusted net income increased $167 million, to $302 million, in fiscal 2016 as compared to fiscal 2015. The increase in Adjusted net income was attributable to sales growth, improving gross margins, and lower interest expense.

Results of operations by reportable segment

        As a result of the sale of the Waterworks business, the Company began sharing resources between centralized support functions and the reportable segments. As a result, and to provide better comparability to the Company's industry peers, beginning in fiscal 2017, all Corporate overhead costs are allocated to the reportable segments. Prior periods presented were revised to reflect the allocation of all Corporate overhead costs. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the Company's reportable segments. The Company does not allocate Corporate assets to its reportable segments.

Facilities Maintenance

				Increase (Decrease)
	Fiscal Year
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(Dollars in millions)
Net sales	$2,847	$2,762	$2,690	3.1%		2.7%
Operating income (loss)	$434	$419	$409	3.6%		2.4%
% of Net sales	15.2%	15.2%	15.2%	*		*
Depreciation and amortization	45	47	62	(4.3)%		(24.2)%
Restructuring	4	4	7	—		(42.9)%
Stock-based compensation	16	12	10	33.3%		20.0%
Other	—	—	1	*		*

Adjusted EBITDA	$499	$482	$489	3.5%		(1.4)%
% of Net sales	17.5%	17.5%	18.2%	*	(70	) bps

*
not meaningful

Fiscal 2017 compared to fiscal 2016

Net Sales

        Net sales increased $85 million, or 3.1%, in fiscal 2017 as compared to fiscal 2016.

        The increase in Net sales was primarily due to market growth in the multifamily and hospitality industries and growth initiatives. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile application, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

        Adjusted EBITDA increased $17 million, or 3.5%, in fiscal 2017 as compared to fiscal 2016.

        The increase in Adjusted EBITDA was primarily due to increased sales volume, partially offset by increased Selling, general and administrative expenses due to costs incurred to increase distribution center capacity beginning in third quarter 2016, higher personnel costs related to open positions in the first half of fiscal 2016, and an acceleration of investments in growth initiatives due to transitioning the business from San Diego to Atlanta.

        Adjusted EBITDA as a percentage of Net sales was flat in fiscal 2017 as compared to fiscal 2016 due to flat Gross margins and flat Selling, general and administrative expenses as a percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales was negatively impacted by costs incurred to increase distribution center capacity beginning in third quarter 2016 and open positions in the first half of fiscal 2016 due to transitioning the business to Atlanta. These negative impacts were offset by the leverage of fixed costs through sales volume increases, accelerated investments in growth initiatives, and the 2016 supply chain corrective action.

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

Adjusted EBITDA

        Adjusted EBITDA decreased $7 million, or 1.4%, in fiscal 2016 as compared to fiscal 2015.

        The decrease was primarily due to increased Selling, general and administrative expenses related to expenses incurred for supply chain corrective action, the hiring of additional associates to support the expanding business and future growth, and increased healthcare costs.

        Adjusted EBITDA as a percentage of Net sales decreased approximately 70 basis points in fiscal 2016 as compared to fiscal 2015. The decrease was primarily driven by an increase in Selling, general and administrative expenses as a percentage of Net sales due to expenses incurred for supply chain corrective action.

Construction & Industrial

				Increase (Decrease)
	Fiscal Year
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(Dollars in millions)
Net sales	$2,279	$2,063	$1,932	10.5%	6.8%
Operating income	$174	$146	$116	19.2%	25.9%
% of Net sales	7.6%	7.1%	6.0%	50 bps	110 bps
Depreciation and amortization	45	41	38	9.8%	7.9%
Restructuring	2	3	1	(33.3)%	*
Stock-based compensation	10	8	6	25.0%	33.3%
Acquisition costs	1	—	—	*	*

Adjusted EBITDA	$232	$198	$161	17.2%	23.0%
% of Net sales	10.2%	9.6%	8.3%	60 bps	130 bps

*
not meaningful

Fiscal 2017 compared to fiscal 2016

Net Sales

        Net sales increased $216 million, or 10.5%, in fiscal 2017 as compared to fiscal 2016.

        Growth initiatives contributed to the increase in Net sales in fiscal 2017 driven by our Managed Sales Approach ("MSA"), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets.

Adjusted EBITDA

        Adjusted EBITDA increased $34 million, or 17.2%, in fiscal 2017 as compared to fiscal 2016.

        The increase in Adjusted EBITDA in fiscal 2017 as compared to fiscal 2016 was primarily driven by growth initiatives and market volume. This increase was partially offset by lower gross margins increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 60 basis points in fiscal 2017 as compared to fiscal 2016. The increase was driven by a decrease in Selling, general and administrative expenses as percentage of Net sales due to product mix and the leverage of fixed costs through sales volume increases, partially offset by declines in rebar gross margins. Rebar margins are declining due to an increase in steel costs impacted by duties and the threat of duties on imported steel. We have been unable to pass along all of the cost increases to our customers due to the competitive environment.

Fiscal 2016 compared to fiscal 2015

Net Sales

        Net sales increased $131 million, or 6.8%, in fiscal 2016 as compared to fiscal 2015.

        Growth initiatives contributed to the increase in Net sales in fiscal 2016 driven by our greenfields, MSA and direct marketing initiatives. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets. The Net sales increase was partially offset by an unfavorable Canadian exchange rate impact, resulting in a $1 million reduction to Net sales in fiscal 2016.

Adjusted EBITDA

        Adjusted EBITDA increased $37 million, or 23.0%, in fiscal 2016 as compared to fiscal 2015.

        The increase in Adjusted EBITDA in fiscal 2016 as compared to fiscal 2015 was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth and increased healthcare costs.

        Adjusted EBITDA as a percentage of Net sales increased approximately 130 basis points in fiscal 2016 as compared to fiscal 2015. The increase was driven by improvements in gross margins, due to product mix and category management initiatives, and a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases and cost control efforts.

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

        During fiscal 2017, the Company's receipt of cash was primarily driven by cash receipts from operations, the sale of the Waterworks business and proceeds from stock option exercises, partially offset by net debt repayments, the payment of interest on debt, capital expenditures and purchases of treasury shares.

        As of January 28, 2018, our combined liquidity of approximately $1,232 million was comprised of $558 million in cash and cash equivalents and $674 million of additional available borrowings (excluding $235 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	Amounts in millions
Operating activities	$502	$513	$422
Investing activities	2,329	(21)	726
Financing activities	(2,348)	(687)	(962)

Working capital

        Working capital, excluding cash and cash equivalents, was $696 million as of January 28, 2018, decreasing $233 million as compared to $929 million as of January 29, 2017. Working capital, excluding the impact of discontinued operations and cash and cash equivalents, increased $83 million. The increase was driven by business growth, resulting in increases in Receivables and Inventory as well as a decrease in accrued interest as a result of reduced debt balances. These increases were partially offset by increases in Accounts Payable.

Operating activities

        During fiscal 2017 cash provided by operating activities was $502 million compared to $513 million in fiscal 2016. Cash interest paid in fiscal 2017 was $159 million, compared to $296 million in fiscal 2016. Cash flows from operating activities included a payment of $6 million of original issue discount related to the extinguishment of a portion of the Term Loans in fiscal 2017. Cash flows from operating activities in fiscal 2016 included a payment of $7 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows provided by operating activities for discontinued operations were $27 million in fiscal 2017 and as compared to $217 million in fiscal 2016. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $41 million in fiscal 2017 as compared to fiscal 2016. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to growth in earnings of continuing operations, partially offset by investments in working capital for business growth.

        During fiscal 2016 cash provided by operating activities was $513 million compared to $422 million in fiscal 2015. Cash interest paid in fiscal 2016 was $296 million, compared to $397 million in fiscal 2015. Cash flows from operating activities in fiscal 2015 included a payment of $12 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows provided by operating activities for discontinued operations were $217 million and $215 million in fiscal 2016 and fiscal 2015, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $17 million in fiscal 2016 as compared to fiscal 2015. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to investment in working capital, restructuring payments, and supply chain corrective action at Facilities Maintenance.

Investing activities

        During fiscal 2017, cash provided by investing activities was $2,329 million, primarily comprised of $2,421 of cash proceeds from the sales of businesses, partially offset by $94 million of capital expenditures.

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

Financing activities

        During fiscal 2017, cash used in financing activities was $2,348 million, primarily due to net debt repayments of $1,783 million, including premiums to redeem debt prior to maturity, purchase of treasury shares of $584 million, and payments for debt issuance costs of $26 million; partially offset by proceeds from employee stock option exercises of $41 million.

        During fiscal 2016, cash used in financing activities was $687 million, primarily due to net debt repayments of $664 million, including premiums and make-whole payments to call or redeem debt prior to maturity, purchase of treasury shares of $34 million, and payments for debt issuance costs of $19 million; partially offset by proceeds from employee stock option exercises of $33 million.

        During fiscal 2015, cash used in financing activities was $962 million, primarily due to net debt repayments of $961 million, including $72 million of contractually required premiums to extinguish the April 2012 Second Priority Notes prior to maturity and purchase of treasury shares of $71 million partially offset by $74 million of proceeds from employee stock option exercises.

External financing

        As of January 28, 2018, HDS had an aggregate principal amount of $2,101 million of outstanding debt, net of unamortized original issue discounts and unamortized deferred financing costs of $6 million and $29 million, respectively, and an additional $909 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $235 million of borrowings available on qualifying cash balances). As of January 28, 2018, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings. We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility by $500 million. The total borrowing capacity under the Senior ABL Facility is now $1,000 million (subject to availability under a borrowing base). As a result, the Company incurred a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of the December 2014 First Priority Notes for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes (the "2014 indenture") and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 indenture was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 31, 2017, HDS entered into a Fifth Amendment (the "Fifth Amendment") to the credit agreement governing HDS's existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original aggregate principal amount of $842 million (the "Term B-1 Loans") with a new tranche of term loans (the "Term B-3 Loans") in an aggregate principal amount of $535 million, (ii) refinance all the outstanding term loans in an original aggregate principal of $550 million (the "Term B-2 Loans") with a new tranche of term loans (the "Term B-4 Loans") in an aggregate principal amount of $546 million and (iii) amend the definition of "Permitted Payments" contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

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

        In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized original issue discount and deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 25, 2017, HDS entered into the Second Supplemental Indenture (the "Second Supplemental Indenture") which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the "2016 indenture"). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the Proposed Amendments.

        The Second Supplemental Indenture (a) amends the definition of "Permitted Payments" contained in the Indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00;

(b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of "Net Available Cash" contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the December 2014 First Priority Notes) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the "Sale of Assets" covenant of the Indenture and (d) amend the definition of "Consolidated EBITDA" contained in the 2016 indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)).

        As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which are capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 5, 2017, HDS entered into a Third Amendment (the "Third Amendment") to the credit agreement governing its existing Senior ABL Facility. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments," for the write-off of $1 million of unamortized deferred financing costs.

        For additional information, see "Note 5, Debt," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Rating agency actions

        On September 5, 2017, S&P Global Ratings ("S&P") raised the credit ratings on HDS's Term Loan B-3 and Term Loan B-4 to 'BB+' from 'BB' and revised its recovery rating on the Term Loans to '2', citing HDS's repayment of its December 2014 First Priority Notes on September 1, 2017 and increased flexibility in regards to use of the net proceeds from the sale of the Waterworks business.

        In March 2017, Moody's Investor's Service ("Moody's") upgraded HDS's corporate family rating to Ba3, from B1. Moody's cited improved credit metrics and anticipated gains from all of our business units. In related rating actions, Moody's upgraded HDS's senior secured term loans and senior secured notes from Ba3 to B1 and senior unsecured notes to B2 from B3. Moody's rating outlook changed to stable from positive. Also in April 2017, S&P raised HDS's corporate credit rating to 'BB' from 'BB–', assigned a 'BBB–' rating to the Senior ABL Facility, upgraded senior secured debt to 'BB' from 'BB–', and upgraded unsecured notes to 'B+' from 'B'. S&P cited meaningful credit ratio improvement in fiscal 2016 as well as our prioritization of free cash generation for debt reduction. S&P's outlook upgraded to stable.

Commodity and interest rate risk

Commodity risk

        We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity based products that we purchase and sell, which contain commodities such as steel, refrigerants, and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

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

  •
  The Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings, with no LIBOR floor.

  •
  The Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings, with no LIBOR floor.

        A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $11 million based on our borrowings as of January 28, 2018.

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of January 28, 2018 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2018	Fiscal 2019 - 2020	Fiscal 2021 - 2022	Fiscal years after 2022
Long-term debt	$2,136	$11	$22	$586	$1,517
Interest on long-term debt(i)	642	106	232	202	102
Build-to-suit Lease(ii)	127	5	10	12	100
Operating leases	417	117	175	84	41
Purchase obligations(iii)	286	281	4	1	—

Total contractual cash obligations(iv)	$3,608	$520	$443	$885	$1,760

(i)
The interest rates for the Senior ABL Facility and Term Loans are calculated based on the rates as of January 28, 2018.

(ii)
On February 4, 2016, the Company entered into an agreement for the lease of a leadership development and headquarters facility in Atlanta, Georgia. The lease commenced in February 2018. The Company has an option to purchase the facility which expires on April 30, 2018. For additional information, see "Note 10—Supplemental Balance Sheet and Cash Flow Information" in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

(iii)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel. The Company has IT service contracts payable through fiscal 2022.

(iv)
The contractual obligations table excludes $2 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions.

Recent accounting pronouncements

        See "Note 1, Nature of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Our critical accounting policies include:

Revenue recognition

        We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. We ship products to customers by internal fleet and third-party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to and risk of loss for the products is passed to the customer, which generally occurs at the point of destination.

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

Inventories

        Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all of our inventories is determined by the moving or weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, each branch's perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2018 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

        For our annual goodwill impairment testing during the fourth quarter of fiscal 2017, we tested the three reporting units with goodwill balances. In accordance with ASC 350, we elected to first assess qualitative factors on all three reporting units: Facilities Maintenance, Construction & Industrial-White Cap, and Home Improvement Solutions, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, we determined that it was not necessary to calculate the fair value using the DCF and market comparable approach for these four reporting units. There was no indication of impairment in any of the Company's reporting units in the fourth quarter 2017 goodwill impairment test.

        There was no indication of impairment in any of the Company's reporting units in the fiscal 2016 and fiscal 2015 annual tests.

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

        At January 28, 2018, Company's U.S. operations continued to have cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2015, 2016, and 2017, the Company's long net operating loss carryforward periods, a significant reduction in the Company's recent interest expense, a projected further reduction in the Company's future interest expense, and the Company's business plan for fiscal 2018 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. As a result, the Company concluded that no additional valuation on its U.S. Federal deferred tax assets was necessary. The Company increased its valuation allowance related to its state continuing operations by $1 million in fiscal 2017 as it determined it is "more likely than not" certain deferred income tax assets would not be realized.

        At the end of fiscal 2015, the Company concluded that it is more likely than not that substantially all of its U.S. deferred tax assets would be realized. The conclusion was based upon the Company achieving three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2014 and fiscal 2015, long net operating loss carryforward periods, a reduction in current and future interest expense, and our business plan for fiscal 2016 and beyond showing continued profitability. Accordingly, in the fourth quarter of fiscal 2015, the Company reversed substantially all of its valuation allowance on its net U.S. deferred tax assets, resulting in a $1,007 million benefit in its provision for income taxes. Consistent with ASC 740, the Company evaluated the sources of realization for the deferred tax assets and considered the appropriate component of income to record the income tax benefit. Based on such analysis, approximately $1,007 million was recorded to continuing operations since the valuation allowance decrease was from our change in the assessment that the beginning-of-year deferred tax assets would be realized.

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

        For the Global Intangible Low-Tax Income ("GILTI") provisions of the Tax Cuts and Jobs Act of 2017, the Company has elected GILTI as a period cost if and when incurred.

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of January 28, 2018 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

HD SUPPLY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	75
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	77
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	79
Consolidated balance sheets as of January 28, 2018 and January 29, 2017	80
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	81
Consolidated statements of cash flows for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	82
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	83
Consolidated balance sheets as of January 28, 2018 and January 29, 2017	84
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	85
Consolidated statements of cash flows for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	86
Notes to consolidated financial statements	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of HD Supply Holdings, Inc. and its subsidiaries as of January 28, 2018 and January 29, 2017, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 28, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2017.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 12, 2018

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of HD Supply, Inc. and its subsidiaries as of January 28, 2018 and January 29, 2017, and the related consolidated statements of operations and comprehensive income (loss), of stockholder's equity (deficit) and of cash flows for each of the three years in the period ended January 28, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2017.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 12, 2018

We have served as the Company's auditor since 2008.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net Sales	$5,121	$4,819	$4,615
Cost of sales	3,088	2,894	2,801

Gross Profit	2,033	1,925	1,814
Operating expenses:
Selling, general and administrative	1,334	1,269	1,184
Depreciation and amortization	85	84	97
Restructuring	6	7	8

Total operating expenses	1,425	1,360	1,289
Operating Income	608	565	525
Interest expense	166	269	394
Interest (income)	(2)	—	—
Loss on extinguishment & modification of debt	84	179	100
Other (income) expense, net	—	—	1

Income from Continuing Operations Before Provision (Benefit) for Income Taxes	360	117	30
Provision (benefit) for income taxes	193	51	(1,170)

Income from Continuing Operations	167	66	1,200
Income from discontinued operations, net of tax	803	130	272

Net Income	$970	$196	$1,472

Other comprehensive income (loss)—foreign currency translation adjustment	(2)	1	12

Total Comprehensive Income	$968	$197	$1,484

Weighted Average Common Shares Outstanding (thousands)
Basic	192,236	199,385	197,011
Diluted	193,668	202,000	201,308
Basic Earnings Per Share(1):
Income from Continuing Operations	$0.87	$0.33	$6.09
Income from Discontinued Operations	$4.18	$0.65	$1.38

Net Income	$5.05	$0.98	$7.47

Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.86	$0.33	$5.96
Income from Discontinued Operations	$4.15	$0.64	$1.35

Net Income	$5.01	$0.97	$7.31

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 28, 2018	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$558	$75
Receivables, less allowance for doubtful accounts of $12 and $9	612	559
Inventories	674	606
Current assets of discontinued operations	—	575
Other current assets	31	32

Total current assets	1,875	1,847

Property and equipment, net	325	253
Goodwill	1,807	1,807
Intangible assets, net	91	102
Deferred tax asset	205	556
Non-current assets of discontinued operations	—	1,122
Other assets	15	20

Total assets	$4,318	$5,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$377	$320
Accrued compensation and benefits	95	98
Current installments of long-term debt	11	14
Current liabilities of discontinued operations	—	259
Other current liabilities	138	152

Total current liabilities	621	843

Long-term debt, excluding current installments	2,090	3,798
Non-current liabilities of discontinued operations	—	20
Other liabilities	141	86

Total liabilities	2,852	4,747

Stockholders' equity:
Common stock, par value $0.01; 1 billion shares authorized; 185.7 million and 201.4 million shares issued and outstanding at January 28, 2018 and January 29, 2017, respectively	2	2
Paid-in capital	4,029	3,962
Accumulated deficit	(1,966)	(2,969)
Accumulated other comprehensive loss	(17)	(15)
Treasury stock, at cost, 18.2 million and 0.6 million shares at January 28, 2018 and January 29, 2017, respectively	(582)	(20)

Total stockholders' equity	1,466	960

Total liabilities and stockholders' equity	$4,318	$5,707

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares						Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at February 1, 2015	196,451	(406)	$2	$(12)	$3,818	$(4,540)	$(28)	$(760)

Net income						1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment							12	12
Purchase of common stock		(2,282)		(72)				(72)
Shares issued under employee benefit plans	6,351		—		74			74
Stock-based compensation					16			16
Share retirement(2)	(2,630)	2,630		82		(82)		—
Other				1	1			2

Balance at January 31, 2016	200,172	(58)	$2	$(1)	$3,909	$(3,150)	$(16)	$744

Net income						196		196
Other comprehensive income (loss):
Foreign currency translation adjustment							1	1
Purchase of common stock		(953)		(33)				(33)
Shares issued under employee benefit plans	2,232		—		33			33
Stock-based compensation					20			20
Share retirement(2)	(450)	450		14		(14)		—
Other				—	—	(1)		(1)

Balance at January 29, 2017	201,954	(561)	$2	$(20)	$3,962	$(2,969)	$(15)	$960

Cumulative effect of accounting change						56		56
Net income						970		970
Other comprehensive income (loss):
Foreign currency translation adjustment							(2)	(2)
Purchase of common stock		(18,236)		(584)				(584)
Shares issued under employee benefit plans	2,571		—		41			41
Stock-based compensation					26			26
Share retirement(2)	(611)	611		23		(23)		—
Shares withheld for taxes		(4)		—				—
Other				(1)	—	—		(1)

Balance at January 28, 2018	203,914	(18,190)	$2	$(582)	$4,029	$(1,966)	$(17)	$1,466

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

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$970	$196	$1,472
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97	102	134
Provision for uncollectibles	9	6	8
Non-cash interest expense	16	17	23
Payment of discounts upon extinguishment of debt	(6)	(7)	(12)
Loss on extinguishment & modification of debt	84	179	100
Stock-based compensation expense	26	20	16
Deferred income taxes	407	129	(839)
(Gain) loss on sales of businesses, net	(934)	6	(186)
Other	2	(11)	(4)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(173)	(38)	(63)
(Increase) decrease in inventories	(127)	(62)	(38)
(Increase) decrease in other current assets	6	3	11
(Increase) decrease in other assets	—	(2)	—
Increase (decrease) in accounts payable and accrued liabilities	125	(16)	(14)
Increase (decrease) in other long-term liabilities	—	(9)	(186)

Net cash provided by (used in) operating activities	502	513	422

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94)	(81)	(86)
Proceeds from sales of property and equipment	2	32	3
Proceeds from sales of businesses, net	2,421	28	809

Net cash provided by (used in) investing activities	2,329	(21)	726

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	41	33	74
Purchase of treasury shares	(584)	(34)	(71)
Borrowings of long-term debt	113	1,547	287
Repayments of long-term debt	(1,529)	(2,631)	(1,152)
Borrowings on long-term revolver debt	628	689	784
Repayments on long-term revolver debt	(995)	(269)	(880)
Debt issuance and modification costs	(26)	(19)	(6)
Other financing activities	4	(3)	2

Net cash provided by (used in) financing activities	(2,348)	(687)	(962)

Effect of exchange rates on cash and cash equivalents	—	1	(2)

Increase (decrease) in cash and cash equivalents	$483	$(194)	$184
Cash and cash equivalents at beginning of period	75	269	85

Cash and cash equivalents at end of period	$558	$75	$269

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net Sales	$5,121	$4,819	$4,615
Cost of sales	3,088	2,894	2,801

Gross Profit	2,033	1,925	1,814
Operating expenses:
Selling, general and administrative	1,334	1,269	1,184
Depreciation and amortization	85	84	97
Restructuring	6	7	8

Total operating expenses	1,425	1,360	1,289
Operating Income	608	565	525
Interest expense	166	269	394
Interest (income)	(2)	—	—
Loss on extinguishment & modification of debt	84	179	100
Other (income) expense, net	—	—	1

Income from Continuing Operations Before Provision (Benefit) for Income Taxes	360	117	30
Provision (benefit) for income taxes	193	51	(1,170)

Income from Continuing Operations	167	66	1,200
Income from discontinued operations, net of tax	803	130	272

Net Income	$970	$196	$1,472

Other comprehensive income (loss)—foreign currency translation adjustment	(2)	1	12

Total Comprehensive Income	$968	$197	$1,484

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	January 28, 2018	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$558	$73
Receivables, less allowance for doubtful accounts of $12 and $9	612	559
Inventories	674	606
Current assets of discontinued operations	—	575
Other current assets	31	32

Total current assets	1,875	1,845

Property and equipment, net	325	253
Goodwill	1,807	1,807
Intangible assets, net	91	102
Deferred tax asset	205	556
Non-current assets of discontinued operations	—	1,122
Other assets	15	20

Total assets	$4,318	$5,705

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$377	$320
Accrued compensation and benefits	95	98
Current installments of long-term debt	11	14
Current liabilities of discontinued operations	—	259
Other current liabilities	138	152

Total current liabilities	621	843

Long-term debt, excluding current installments	2,090	3,798
Non-current liabilities of discontinued operations	—	20
Other liabilities	141	86

Total liabilities	2,852	4,747

Stockholder's equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at January 28, 2018 and January 29, 2017	—	—
Paid-in capital	3,290	3,806
Accumulated deficit	(1,807)	(2,833)
Accumulated other comprehensive loss	(17)	(15)

Total stockholder's equity	1,466	958

Total liabilities and stockholder's equity	$4,318	$5,705

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at February 1, 2015	$—	$3,768	$(4,500)	$(28)	$(760)

Net income			1,472		1,472
Other comprehensive income (loss):
Foreign currency translation adjustment				12	12
Stock-based compensation		16			16
Other		2			2

Balance at January 31, 2016	$—	$3,786	$(3,028)	$(16)	$742

Net income			196		196
Other comprehensive income (loss):
Foreign currency translation adjustment				1	1
Stock-based compensation		20			20
Other			(1)		(1)

Balance at January 29, 2017	$—	$3,806	$(2,833)	$(15)	$958

Cumulative effect of accounting change			56		56
Net income			970		970
Other comprehensive income (loss):
Foreign currency translation adjustment				(2)	(2)
Equity distribution to Parent		(541)			(541)
Stock-based compensation		26			26
Other		(1)			(1)

Balance at January 28, 2018	$—	$3,290	$(1,807)	$(17)	$1,466

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$970	$196	$1,472
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97	102	134
Provision for uncollectibles	9	6	8
Non-cash interest expense	16	17	23
Payment of discounts upon extinguishment of debt	(6)	(7)	(12)
Loss on extinguishment & modification of debt	84	179	100
Stock-based compensation expense	26	20	16
Deferred income taxes	407	129	(839)
(Gain) loss on sales of businesses, net	(934)	6	(186)
Other	2	(11)	(4)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(173)	(38)	(63)
(Increase) decrease in inventories	(127)	(62)	(38)
(Increase) decrease in other current assets	6	3	11
(Increase) decrease in other assets	—	(2)	—
Increase (decrease) in accounts payable and accrued liabilities	125	(16)	(14)
Increase (decrease) in other long-term liabilities	—	(9)	(186)

Net cash provided by (used in) operating activities	502	513	422

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94)	(81)	(86)
Proceeds from sales of property and equipment	2	32	3
Proceeds from sales of businesses, net	2,421	28	809

Net cash provided by (used in) investing activities	2,329	(21)	726

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(541)	—	—
Borrowings of long-term debt	113	1,547	287
Repayments of long-term debt	(1,529)	(2,631)	(1,152)
Borrowings on long-term revolver debt	628	689	784
Repayments on long-term revolver debt	(995)	(269)	(880)
Debt issuance and modification costs	(26)	(19)	(6)
Other financing activities	4	(3)	2

Net cash provided by (used in) financing activities	(2,346)	(686)	(965)

Effect of exchange rates on cash and cash equivalents	—	1	(2)

Increase (decrease) in cash and cash equivalents	$485	$(193)	$181
Cash and cash equivalents at beginning of period	73	266	85

Cash and cash equivalents at end of period	$558	$73	$266

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

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 220 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services includes approximately 600,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

        HD Supply is managed primarily on a product line basis and reports results of operations in two reportable segments: Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

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

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended January 28, 2018 ("fiscal 2017"), fiscal year ended January 29, 2017 ("fiscal 2016"), and fiscal year ended January 31, 2016 ("fiscal 2015") each included 52 weeks.

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

Inventories

        Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the moving or weighted average cost method. Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results, a review of excess and obsolete inventories based on inventory aging, and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect declines in net realizable value below inventory carrying cost.

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At January 28, 2018 and January 29, 2017, vendor rebates due to HD Supply were $58 million and $50 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. At January 28, 2018 and January 29, 2017, capitalized software costs totaled $27 million and $30 million, respectively, net of accumulated amortization of $209 million and $205 million, respectively. Amortization of capitalized software costs totaled $24 million, $25 million, and $37 million, in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. The Company determines the fair values of its identified reporting units using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2017, fiscal 2016, or fiscal 2015.

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

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 28, 2018 and January 29, 2017, self-insurance reserves for continuing operations totaled approximately $51 million and $56 million, respectively. At January 29, 2017, self-insurance

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reserves classified as discontinued operations totaled approximately $23 million. See "Note 2, Discontinued Operations" for further information on the sale of the Waterworks business.

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

        HD Supply ships products to customers by internal fleet and third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to and risk of loss for the products is passed to the customer, which generally occurs at the point of destination.

        Revenues related to services are recognized in the period the services are performed and totaled $37 million, $25 million, and $24 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $99 million, $97 million, and $86 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

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

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $33 million, $32 million, and $32 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

        The Company consists of corporations, limited liability companies and partnerships. All income tax expense (benefit) of the Company is recorded in the accompanying Consolidated Statements of Operations and Comprehensive Income with the offset recorded through the Company's current tax accounts, deferred tax accounts, or stockholder's equity account as appropriate.

Comprehensive Income

        Comprehensive income includes Net income adjusted for certain revenues, expenses, gains and losses that are excluded from net income under GAAP. Adjustments to net income are for foreign currency translation adjustments.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The HD Supply Holdings, Inc. Omnibus Incentive Plan, approved by Holdings' stockholders on May 17, 2017, (the "Plan") provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the HDS Investment Holding, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, "Compensation—Stock Compensation," which requires the recognition of share-based compensation costs in the financial statements. The Company includes these costs in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Recently Adopted Accounting Pronouncements

        Stock Compensation—In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016.

        The Company adopted the guidance from this amendment on January 30, 2017 (the first day of fiscal 2017) recording a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. In fiscal 2017, the Company recognized a $16 million benefit in the tax provision reflecting the excess stock-based compensation expense deductible for tax purposes over the amount expensed for book purposes for options exercised.

        Inventory—In July 2015, the FASB issued ASU No. 2015-11, "Inventory, Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out ("FIFO") or average cost methods and excludes inventory measured using last-in, first-out ("LIFO") or retail inventory methods. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance on January 30, 2017 (the first day of fiscal 2017) with no material impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

        Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). The amendments in

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will adopt this guidance on January 29, 2018 (the first day of fiscal 2018) and expects no material impact to the Company's financial position, results of operations or cash flows.

        Goodwill—In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Statement of Cash Flows—In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this guidance on January 29, 2018 (the first day of fiscal 2018) and expects no material impact to the Company's financial position, results of operations or cash flows. On a prospective basis, the ASU will only impact the Company to the extent it has restricted cash.

        Income Taxes—In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory" ("ASU 2016-16"). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt this guidance on January 29, 2018 (the first day of fiscal 2018) and expects no material impact to the Company's financial position, results of operations or cash flows.

        Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

presented, unless deemed impracticable, in which case, prospective application is permitted. The Company will adopt this guidance on January 29, 2018 (the first day of fiscal 2018) and expects no material impact to the Company's financial position, results of operations or cash flows.

        Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), amended by ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," and ASU 2018-01, "Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842." The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"), amended by ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," and ASU 2017-14, "Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)." The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.

        The Company plans to adopt the provisions of ASU 2014-09 using the modified retrospective method. The Company completed its analysis of reviewing customer contracts and applying the five-step model of the new standard to each contract category identified to identify necessary adjustments to existing accounting policies and to quantify the ASU's impact. The Company has concluded that most of its contracts with customers consist of a single performance obligation to transfer promised goods or services and therefore will not be impacted by the adoption of ASU 2014-09. The adoption of ASU 2014-09 will impact the Company's method of recognizing certain installation income, which is generally recognized when the customer order is fully installed.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2014-09 requires installation income to be recognized as each performance obligation within a contract is completed. The Company's installation contracts are typically completed in less than 90 days. Due to the seasonal nature of the Company's installation business, recognized revenue could shift between quarters within the year. While the Company will provide expanded disclosure requirements, such as disaggregation of revenue, to comply with ASU 2014-09, it does not expect the adoption of ASU 2014-09 to have a material impact on the Company's annual financial position, results of operations or cash flows.

        The Company will adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018). The Company does not plan to make any adjustments to its financial position upon adoption of ASU 2014-09.

NOTE 2—DISCONTINUED OPERATIONS

        In August 2017, the Company completed the sale of its Waterworks business and received cash proceeds of approximately $2.4 billion, net of transaction cost payments of approximately $38 million. Including the final working capital settlement of approximately $29 million in January 2018, the Company recognized a gain on the sale of the Waterworks business of approximately $732 million, net of tax of $197 million.

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

Summary Financial Information

        In accordance with ASC 205-20, "Discontinued Operations" and ASU 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity," the results of Waterworks, Interior Solutions, and Power Solutions operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net sales	$1,413	$2,706	$4,164
Cost of sales	1,100	2,078	3,316

Gross Profit	313	628	848
Operating expenses:
Selling, general and administrative	197	391	569
Depreciation and amortization	6	12	32
Restructuring	—	2	1

Total operating expenses	203	405	602
Operating Income	110	223	246
(Gain) loss on disposal of discontinued operations	(934)	6	(186)
Other (income) expense, net	1	—	1

Income before provision for income taxes	1,043	217	431
Provision (benefit) for income taxes	240	87	159

Income from discontinued operations, net of tax	$803	$130	$272

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        At January 28, 2018 and January 29, 2017, the carrying amounts of major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets were as follows (amounts in millions):

	January 28, 2018	January 29, 2017
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $4	$—	$346
Inventories	—	225
Other current assets	—	4

Total current assets	—	575

Property and equipment, net	—	51
Goodwill	—	1,061
Intangible assets, net	—	10

Total non-current assets	—	1,122

Total assets of discontinued operations	$—	$1,697

Current Liabilities:
Accounts payable	$—	$212
Accrued compensation and benefits	—	42
Other current liabilities	—	5

Total current liabilities	—	259

Other non-current liabilities	—	20

Total non-current liabilities	—	20

Total liabilities of discontinued operations	$—	$279

        The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net cash flows provided by (used in) operating activities	$27	$217	$215

Cash flows from investing activities:
Capital expenditures	(5)	(10)	(14)
Proceeds from sales of businesses, net	2,421	28	809
Proceeds from sales of property and equipment, net	2	2	2

Net cash flows provided by (used in) investing activities	$2,418	$20	$797

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

        Upon completion of Holdings' secondary public offering in fiscal 2015, Home Depot and the Equity Sponsors sold all of their remaining original investments in Holdings.

        Purchases—HD Supply purchased product from affiliates of Bain for $8 million in fiscal 2015. Management believes these transactions were conducted at prices that an unrelated third party would pay.

        Sales—In May 2015, an independent Board member of the Company acquired a minority interest in an HD Supply customer. HD Supply sold product to the customer totaling $3 million, $3 million, and $4 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of January 28, 2018			As of January 29, 2017
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Construction & Industrial-WhiteCap	183	(74)	109	183	(74)	109
Home Improvement Solutions	125	(30)	95	125	(30)	95

Total goodwill	$1,911	$(104)	$1,807	$1,911	$(104)	$1,807

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

        HD Supply performed the annual goodwill impairment testing during the fourth quarter of fiscal 2017 (as of October 29, 2017). There was no indication of impairment in any of the Company's

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

reporting units in the fiscal 2017 annual test or in the fiscal 2016 and fiscal 2015 annual tests. The Company's analysis was based, in part, on HD Supply's expectation of future market conditions for each of the reporting units, as well as, discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company's goodwill could be impaired.

Intangible Assets

        HD Supply's intangible assets as of January 28, 2018 and January 29, 2017 consisted of the following (amounts in millions):

	As of January 28, 2018			As of January 29, 2017
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$49	$(25)	$24	$49	$(21)	$28
Trade names	139	(72)	67	142	(68)	74

Total	$188	$(97)	$91	$191	$(89)	$102

        During fiscal 2017, the Company wrote-off approximately $3 million of gross, fully amortized intangible assets.

        Amortization expense for continuing operations related to intangible assets was $12 million in fiscal 2017, fiscal 2016, and fiscal 2015. Estimated future amortization expense for continuing operations for intangible assets recorded as of January 28, 2018 is $11 million each year for fiscal years 2018 through 2022.

NOTE 5—DEBT

2017 Refinancing Transactions

        On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility, as defined below, by $500 million. The total borrowing capacity under the Senior ABL Facility is now $1,000 million (subject to availability under a borrowing base). As a result, the Company incurred a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of 5.25% Senior Secured First Priority Notes due 2021 (the "December 2014 First Priority Notes") for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes ("the 2014 indenture") and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 indenture, was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 31, 2017, HDS entered into a Fifth Amendment (the "Fifth Amendment") to the credit agreement governing HDS's existing Term Loan Facility, as defined below. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original aggregate principal amount of $842 million (the "Term B-1 Loans") with a new tranche of term loans (the "Term B-3 Loans") in an aggregate principal amount of $535 million, (ii) refinance all the outstanding term loans in an original aggregate principal of $550 million (the "Term B-2 Loans") with a new tranche of term loans (the "Term B-4 Loans") in an aggregate principal amount of $546 million, and (iii) amend the definition of "Permitted Payments" contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

        The Fifth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable Term Loans, as defined below, being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions.

        In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized original issue discount and deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On August 25, 2017, HDS entered into the Second Supplemental Indenture (the "Second Supplemental Indenture") which amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the "2016 indenture"). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the proposed amendments included in the Second Supplemental Indenture.

        The Second Supplemental Indenture (a) amends the definition of "Permitted Payments" contained in the 2016 indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the Indenture) does not exceed 3.00 to 1.00; (b) increase the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amend the definition of "Net Available Cash" contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the December 2014 First Priority Notes) shall be

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the "Sale of Assets" covenant of the Indenture, and (d) amend the definition of "Consolidated EBITDA" contained in the 2016 indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)).

        As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which are capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

        On April 5, 2017, HDS entered into a Third Amendment (the "Third Amendment") to the credit agreement governing its existing Senior ABL Facility. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments," for the write-off of $1 million of unamortized deferred financing costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

        HDS's long-term debt as of January 28, 2018 and January 29, 2017 consisted of the following (dollars in millions):

	January 28, 2018		January 29, 2017
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$58	2.86	$421	2.38
Term B-1 Loans due 2021	—	—	639	3.75
Term B-2 Loans due 2023	—	—	549	3.75
Term B-3 Loans due 2021	534	3.94	—	—
Term B-4 Loans due 2023	544	4.19	—	—
December 2014 First Priority Notes due 2021	—	—	1,250	5.25
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75

Total gross long-term debt	$2,136		$3,859

Less unamortized discount	(6)		(9)
Less unamortized deferred financing costs	(29)		(38)

Total net long-term debt	$2,101		$3,812
Less current installments	(11)		(14)

Total net long-term debt, excluding current installments	$2,090		$3,798

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of January 28, 2018, HDS had $909 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $235 million of borrowings available on qualifying cash balances). As of January 28, 2018, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

        A portion of the Senior ABL Facility is available for letters of credit and swingline loans. The Senior ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The Senior ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the Senior ABL Facility up to an aggregate maximum amount of $1,400 million for the total commitments under the Senior ABL Facility (including all incremental commitments).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

        At HDS's option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate ("LIBOR") plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker's acceptance ("BA") rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the Senior ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the Senior ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The Senior ABL Facility will mature on April 5, 2022, unless the individual applicable lenders agree to extend the maturity of their respective loans under the Senior ABL Facility upon HDS's request and without the consent of any other applicable lender.

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

        HDS's obligations under the Senior ABL Facility and the guarantees thereof are secured in favor of the U.S. ABL collateral agent (i) on a first-priority basis by substantially all accounts receivable, inventory and other related assets owned by HDS and each Subsidiary Guarantor and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "ABL Priority Collateral"), subject to permitted liens, and (ii) (x) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (with foreign subsidiary holding companies being deemed foreign subsidiaries) and (y) substantially all tangible and intangible assets owned by HDS and each Subsidiary Guarantor, other than the ABL Priority Collateral, and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the "Cash Flow Priority Collateral" and, together with the ABL Priority Collateral, the "Collateral"); in each case, subject to the priority of liens among the Term Loan Facility (as defined below) and the Senior ABL Facility.

        The Canadian obligations under the Senior ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

        The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness, in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (a "Liquidity Event")., HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the credit agreement governing the Senior ABL Facility.

        The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Term Loan Facility

        HDS's Senior Term Facility (the "Senior Term Facility") consists of a senior secured term loan facility (the "Term Loan Facility," and the term loans thereunder, the "Term Loans") providing for Term Loans in an original aggregate principal amount of $1,081 million. Term B-3 Loans will mature on August 13, 2021 and Term B-4 Loans will mature on October 17, 2023. Both Term B-3 Loans and Term B-4 Loans amortize in equal quarterly installments in aggregate principal amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective maturity dates. Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.

        In accordance with the Fifth Amendment, annual excess cash flow ("ECF") provisions are applicable beginning with the fiscal year ending on January 28, 2018 (fiscal 2017) and each fiscal year thereafter. No payment was required to be offered for fiscal 2017, in accordance with the ECF provisions.

        During the first quarter of fiscal 2015 and in accordance with the annual ECF provisions of the Term Loan Facility prior to the Fourth Amendment to the credit agreement governing its existing Term Loan Facility (the "Fourth Amendment"), the Company offered a prepayment of $34 million based on

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

the ECF calculation for fiscal 2014. The lenders of the Term Loan Facility accepted $16 million, which the Company paid on March 30, 2015.

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

Prepayment

        The Fifth Amendment provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable term loans being prepaid if, on or prior to March 2, 2018, the Company enters into certain repricing transactions. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

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

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility and the Senior ABL Facility.

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

Secured Notes

5.25% Senior Secured First Priority Notes due 2021

        HDS's December 2014 First Priority Notes bore interest at 5.25% per annum with a maturity date of December 15, 2021. Interest was paid semi-annually, in arrears, on June 15th and December 15th of each year, prior to the September 1, 2017 redemption described above under "2017 Refinancing Transactions."

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

        HDS issued $1,000 aggregate principal amount of April 2016 Senior Unsecured Notes under an Indenture, dated as of April 11, 2016 (the "April 2016 Senior Unsecured Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors and the Trustee. The April 2016 Senior Unsecured Notes bear interest at a rate of 5.75% per annum until April 15, 2019 and 7.00% per annum from

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

April 15, 2019 until maturity on April 15, 2024. Interest is paid semi-annually, in arrears, on April 15th and October 15th of each year.

        The April 2016 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, to the extent of the value of the collateral securing each indebtedness.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEBT (Continued)

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at January 28, 2018 are summarized below (amounts in millions):

	Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$11	$11	$11	$523	$63	$1,517	$2,136

Fiscal 2016 and Fiscal 2015 Transactions

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

        On October 14, 2016, HDS entered into the Fourth Amendment to the credit agreement governing its existing Term Loan Facility. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) eliminate its LIBOR floor by means of a replacement tranche that replaced all of the Company's outstanding term loans in an aggregate principal amount of approximately $842 million (the "Term B-1 Loans") and (ii) issue a new tranche of term loans in an aggregate principal amount of $550 million (the "Term B-2 Loans").

        Pursuant to the Fourth Amendment, the Term B-1 Loans bore interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term B-1 Loans amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the replaced tranche with the balance payable on the maturity date, August 13, 2021.

        The Term B-2 Loans bore interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with no LIBOR floor. The Term Loan Facility allowed for a reduction in the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio, as defined in the agreement, of 3.0x or less. The Term B-2 Loans amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and had a maturity date of October 17, 2023.

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

        On August 13, 2015, HDS entered into an incremental amendment (the "Incremental Agreement") to the credit agreement governing its Term Loan Facility, as defined above, pursuant to which HDS requested a borrowing of a new $850 million tranche of senior secured term loans, the proceeds of which, together with cash on hand and available borrowings under HDS's Senior ABL Facility, were used to prepay in full the tranche of senior secured term loans outstanding under the Term Loan Facility as of the date of the Incremental Agreement. Pursuant to the Incremental Agreement, the Term Loans were set to mature on August 13, 2021 and bore interest at the reduced applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings (down from, respectively, 3.00% and 2.00% applicable to the redeemed term loans), with the LIBOR floor remaining at 1.00%. The Term Loans amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such Term Loans, beginning in December 2015 with the balance payable on such Term Loans' maturity date.

        In connection with the amendment, the Company recorded a modification and extinguishment charge of $20 million, which includes financing fees of $5 million and $15 million to write off a portion of the related unamortized original issue discount and unamortized deferred financing costs, in accordance with ASC 470-50, "Debt—Modifications and Extinguishments."

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

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of January 28, 2018 and January 29, 2017 (amounts in millions):

	As of January 28, 2018		As of January 29, 2017
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$58	$57	$421	$410
Term Loans and Notes	2,078	2,158	3,438	3,572

Total	$2,136	$2,215	$3,859	$3,982

(1)
These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts or deferred financing costs.

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

NOTE 7—INCOME TAXES

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a federal statutory rate reduction from 35% to 21%, the elimination of U.S. federal alternative minimum tax, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

        As a result of the Tax Act's effective date for the change in tax rate of January 1, 2018, the Company's federal statutory rate for fiscal 2017 was 33.9%. The Tax Act requires the Company, and other fiscal year taxpayers, to compute a blended statutory tax rate based on the ratio of the number of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

fiscal year days in calendar year 2017 at the 35% statutory rate versus the number of fiscal year days in calendar year 2018 at the new 21% statutory rate.

        The Company's deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary items are expected to be realized or settled. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company remeasured its U.S. deferred tax assets and liabilities and recognized a non-cash $72 million tax expense.

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
United States	$352	$112	$21
Foreign	8	5	9

Total	$360	$117	$30

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Current:
Federal	$5	$(1)	$(165)
State	3	1	(12)
Foreign	2	5	4

	10	5	(173)
Deferred:
Federal	186	41	(905)
State	(3)	5	(93)
Foreign	—	—	1

	183	46	(997)

Total	$193	$51	$(1,170)

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2017, fiscal 2016, and fiscal 2015 was approximately 53.6%, 43.6%, and not meaningful since income tax expense (benefit) was significantly impacted by the reversal of substantially all of the valuation allowance and the decrease in the Company's unrecognized tax positions, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The Company's fiscal 2017 effective rate was impacted by the Tax Act, excess tax benefits related to stock-based compensation, and by the geographical mix of where income was generated. The Company's fiscal 2016 effective rate was impacted by the repatriation of $72 million of cash from Canada to the U.S., which, to the extent of current earnings and profits, and foreign withholding taxes, resulted in $4 million of tax expense and was also impacted by the geographical mix of where income was generated. The Company's fiscal 2015 effective rate was impacted by reversing substantially all of the valuation allowance on its net U.S. deferred income taxes and a decrease in the Company's unrecognized tax position.

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 33.9% to the actual tax provision (benefit) for fiscal 2017, at the federal statutory rate of 35% to the actual tax provision (benefit) for both fiscal 2016 and fiscal 2015 is as follows (amounts in millions):

	Fiscal year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Income taxes at federal statutory rate	$122	$41	$7
State income taxes, net of federal income tax benefit	13	5	4
Foreign rate differential	(1)	(1)	(1)
Legal entity restructuring	—	1	14
Valuation allowance	1	(1)	(1,007)
Adjustments to tax reserves	(1)	2	(189)
Tax Cuts and Jobs Act of 2017	72	—	—
Excess tax benefits related to stock-based compensation(1)	(16)	—	—
Other, net	3	4	2

Total provision (benefit)	$193	$51	$(1,170)

(1)
The adoption of ASU 2016-09 in fiscal 2017 requires excess tax benefits from share-based awards activity to be reflected as a reduction of the provision for income taxes, whereas they were previously recognized in Stockholders' Equity.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 28, 2018 and January 29, 2017 were as follows (amounts in millions):

	January 28, 2018	January 29, 2017
Deferred Tax Assets:
Accrued compensation	$10	$23
Accrued self-insurance liabilities	9	18
Other accrued liabilities	14	21
Restructuring liabilities	6	18
Net operating loss carryforward	239	660
Fixed assets	2	10
Allowance for doubtful accounts	3	6
Inventory	22	35
Tax credit carryforward	38	19
Other	3	4
Valuation allowance	(7)	(5)

Noncurrent deferred tax assets	339	809
Deferred Tax Liabilities:
Prepaid expense	$(1)	$(1)
Deferred financing costs	(23)	(5)
Software costs	(5)	(11)
Intangible assets	(95)	(205)
Income from discharge of indebtedness	(10)	(31)

Noncurrent deferred tax liabilities	(134)	(253)

Deferred tax assets (liabilities), net	$205	$556

        The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result all previously unremitted earnings for which no U.S. deferred liability has been accrued is now subject to U.S. tax. As a result, the Company recorded a $1 million charge related to the one-time mandatory tax of previously deferred foreign earnings which is payable over an 8-year period.

        Beginning in fiscal 2017 and prior to the Tax Act, the Company anticipated that all of its Canadian earnings would be permanently reinvested until such time the Canadian borrowings under the Senior ABL Facility, which was initially drawn on during fiscal 2016, are paid off. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows companies to record provisional amounts, during a measurement period, in situations where accounting for the Tax Act is incomplete. As a result of the Tax Act, the Company is still evaluating its indefinite reinvestment assertion with respect to its Canadian earnings and anticipates completing its analysis during fiscal 2018.

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

        As of January 28, 2018 the Company had tax-effected U.S. federal net operating loss carryforwards of $166 million which expire beginning in fiscal 2033. The Company also had $85 million of tax effected state net operating loss carryforwards which expire in various years between fiscal 2018 and fiscal 2037. The Company also had $30 million of U.S. federal alternative minimum tax credits. As a result of the Tax Act, the federal alternative minimum tax credit is 50% refundable for any tax year beginning after 2017 and before 2021. It becomes 100% refundable for tax years beginning in 2021. The Company also had $4 million of U.S. federal research and development credits which expire between fiscal 2031 and fiscal 2037, and $5 million of tax-effected state tax credits which expire in various years between fiscal 2019 and fiscal 2028.

        At January 31, 2016, the Company's U.S. operations were in a position of cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generation of taxable income in fiscal 2014 and 2015, long net operating loss carryforward periods, a significant reduction in recent interest expense, a projected further reduction in future interest expense, and the business plan for fiscal 2016 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets would be realized. Accordingly, in the fourth quarter of fiscal 2015, the Company reversed substantially all of its valuation allowance on its net U.S. deferred tax assets, resulting in a $1,007 million benefit in its provision for income taxes. The benefit from reversing the valuation allowance was partially offset by the utilization of $20 million of such deferred tax assets to offset current year income.

        In fiscal 2015, after the reversal of the valuation allowance, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million. In fiscal 2016, the Company reduced its valuation allowance related to its U.S. continuing operations by $1 million as it determined it is "more likely than not" certain deferred income tax assets would be realized. In fiscal 2017, the Company increased its valuation allowance related to its state continuing operations by $1 million as it determined it is "more likely than not" certain deferred income tax assets would not be realized.

        The future utilization of the Company's net operating loss carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years). Future direct or indirect changes in the ownership of the Company's common stock, including sales or acquisitions of the Company's common stock by stockholders and purchases and issuances of the Company's common stock by the Company, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of the Company's net operating loss carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on the Company's future results of operations and financial position.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        Upon adoption of ASU 2016-09 at the beginning of fiscal 2017, the Company recorded a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. In fiscal 2017, the application of stock-based compensation guidance in ASU 2016-09 resulted in discrete tax benefits of $16 million from the exercise and vesting of stock based awards. For additional information on the adoption of ASU No. 2016-09, see "Note 1—Nature of Business and Summary of Significant Accounting Policies".

        Prior to ASU No. 2016-09, deferred tax assets relating to tax benefits of employee stock option grants were reduced to reflect exercises in fiscal 2016 and fiscal 2015. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits, or windfalls, are reflected in the Company's net operating loss carryforwards, pursuant to ASC 718, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the Company's current taxes payable in fiscal 2016 or fiscal 2015 due to net operating loss carryforwards, these windfall tax benefits are not reflected in the Company's net operating losses in deferred tax assets for fiscal 2016 or fiscal 2015. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2016 and fiscal 2015 were $56 million and $48 million, respectively.

        For fiscal 2017, the Company recorded a $240 million net income tax expense related to discontinued operations mainly from the operations and sale of the Waterworks business. For fiscal 2016, the Company recorded an $87 million net income tax expense related to discontinued operations mainly from the operations of its Waterworks business. For fiscal 2015, the Company recorded a $159 million net income tax expense in discontinued operations of which $86 million related to the operations of the Waterworks business and $73 million related to the operations and sale of the Power Solutions business.

        Federal, state and foreign income taxes net current receivable total $8 million and $7 million as of fiscal 2017 and fiscal 2016, respectively.

Accounting for uncertain tax positions

        The Company follows the GAAP guidance for uncertain tax positions within ASC 740, "Income Taxes." ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

amount of unrecognized tax benefits for continuing operations for fiscal 2017, fiscal 2016, and fiscal 2015 is as follows (amounts in millions):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Unrecognized Tax Benefits beginning of period	$10	$9	$187
Gross increases for tax positions in current period	6	—	1
Gross increases for tax positions in prior period	—	1	5
Gross decreases for tax positions in prior period	—	—	(2)
Settlements	—	—	(181)
Lapse of statutes	—	—	(1)

Unrecognized Tax Benefits end of period	$16	$10	$9

        The resolution of the unrecognized tax benefits could affect the annual effective income tax rate.

        The Company did not change its accrual for net interest and penalties related to unrecognized tax benefits in fiscal 2017 or fiscal 2016. For fiscal 2015, the Company decreased its accrual for net interest and penalties related to unrecognized tax benefits by $29 million. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at fiscal 2017, fiscal 2016, and fiscal 2015, was zero for each of the three periods respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

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

        The decrease in the Company's fiscal 2015 unrecognized U.S. federal and state tax benefits including gross interest accrual was driven by an income tax benefit of approximately $189 million from the settlement of an IRS audit.

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        The HD Supply Holdings, Inc. Omnibus Incentive Plan, approved by Holdings' stockholders on May 17, 2017, (the "Plan") provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

stock-based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the HDS Investment Holding, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. As of January 28, 2018, approximately 15.3 million shares (6.9 million of which were registered) were available for issuance under the Plan. The ratio at which awards are counted against the Plan's authorized share pool is 2.30 to 1 for full value awards and 1 to 1 for option awards, and any shares returned to the pool are returned at the same ratio.

        The HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July. During fiscal 2017, fiscal 2016, and fiscal 2015, eligible associates purchased approximately 105,000 shares, 96,000 shares, and 117,000 shares, respectively, under the ESPP. As of January 28, 2018, approximately 1.6 million registered shares were available for issuance under the ESPP.

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

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 1, 2015	10,439	$14.08
Granted	—	—
Exercised	(5,647)	12.50
Forfeited	(55)	15.28

Outstanding at January 31, 2016	4,737	$15.95

Granted	1,362	28.22
Exercised	(1,782)	16.44
Forfeited	(154)	24.83

Outstanding at January 29, 2017	4,163	$19.42

Granted	920	42.34
Exercised	(2,308)	16.45
Forfeited	(356)	34.43

Outstanding at January 28, 2018	2,419	$28.77

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        The total intrinsic value of options exercised was approximately $51 million, $33 million, and $110 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. As of January 28, 2018, there were approximately 2.4 million stock options outstanding with a weighted-average remaining life of 7.0 years and an aggregate intrinsic value of approximately $29 million. As of January 28, 2018, there were approximately 0.9 million options exercisable with a weighted-average exercise price of $17.99, a weighted-average remaining life of 4.6 years and an aggregate intrinsic value of approximately $20 million. As of January 28, 2018, there were approximately 2.1 million options vested or expected to ultimately vest with a weighted-average exercise price of $27.57, a weighted-average remaining life of 6.8 years and an aggregate intrinsic value of approximately $27 million.

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

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Risk-free interest rate	2.08%	1.54%	—
Dividend yield	0.0%	0.0%	—
Expected volatility factor	29.8%	36.2%	—
Expected option life in years	6.25	6.25	—

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of Holdings and HD Supply's competitors over the expected life of the HD Supply options. These competitors' volatilities were adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. No options were granted during fiscal 2015. The weighted-average fair value of each option granted during fiscal 2017 was $14.30. HD Supply recognized $5 million, $5 million, and $5 million of stock-based compensation expense related to stock options during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. As of January 28, 2018 the unamortized compensation expense related to stock options was $14 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

        A summary of RSA and RSU activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2015	1,605	$23.32
Granted	1,147	29.05
Vested	(440)	23.59
Forfeited	(581)	26.02

Non-vested at January 31, 2016	1,731	$26.08

Granted	590	28.46
Vested	(539)	26.03
Forfeited	(232)	27.33

Non-vested at January 29, 2017	1,550	$27.07

Granted	464	41.50
Vested	(644)	27.51
Forfeited	(301)	31.39

Non-vested at January 28, 2018	1,069	$32.02

        The total fair value of RSAs and RSUs vested during the year was $18 million, $16 million, and $13 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively. HD Supply recognized $20 million, $15 million, and $11 million of stock-based compensation expense related to RSAs and RSUs during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. As of January 28, 2018 the unamortized compensation expense related to RSAs and RSUs was $19 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

match a percentage of the employees' contributions to the plan. A portion of the matching contributions are generally made shortly after the end of each pay period with the remaining portion made after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid matching contributions of $17 million, $17 million, and $19 million during fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

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

        The following basic and diluted weighted-average common shares information is provided for Holdings.

        The reconciliation of basic to diluted weighted-average common shares for fiscal 2017, fiscal 2016, and fiscal 2015 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Weighted-average common shares outstanding	192,236	199,385	197,011
Effect of potentially dilutive stock plan securities	1,432	2,615	4,297

Diluted weighted-average common shares outstanding	193,668	202,000	201,308
Stock plan securities excluded from dilution(1)	1,967	1,856	792

(1)
Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of January 28, 2018 and January 29, 2017 consisted of the following (amounts in millions):

	January 28, 2018	January 29, 2017
Trade receivables, net of allowance for doubtful accounts	$540	$499
Vendor rebate receivables	58	50
Other receivables	14	10

Total receivables, net	$612	$559

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Property and Equipment

        Property and equipment as of January 28, 2018 and January 29, 2017 consisted of the following (amounts in millions):

	January 28, 2018	January 29, 2017
Land	$11	$11
Buildings and improvements	195	178
Transportation equipment	62	59
Furniture, fixtures and equipment	226	228
Capitalized software	236	235
Construction in progress	123	47

Property and equipment	853	758
Less accumulated depreciation & amortization	(528)	(505)

Property and equipment, net	$325	$253

Build-to-Suit Lease

        On February 4, 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. The lease commenced in February 2018. The Company has an option to purchase the facility which expires on April 30, 2018.

        In accordance with ASC 840, "Leases," for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain "sales-leaseback" criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as an operating lease. If upon completion of construction, the lease does not meet the "sales-leaseback" criteria, the leased property will be treated as a capital lease and included in Property and equipment on the Consolidated Balance Sheet. As of January 28, 2018, the Consolidated Balance Sheet includes $86 million of build-to-suit assets in Construction in progress, and the corresponding financial obligation of $86 million in Other long-term liabilities in the Consolidated Balance Sheet.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Other Current Liabilities

        Other current liabilities as of January 28, 2018 and January 29, 2017 consisted of the following (amounts in millions):

	January 28, 2018	January 29, 2017
Accrued interest	$21	$30
Accrued non-income taxes	27	30
Other	90	92

Total other current liabilities	$138	$152

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2017, fiscal 2016, and fiscal 2015 was approximately $159 million, $296 million, and $397 million, respectively. During fiscal 2017, the Company paid $6 million of original issue discounts related to the $100 million payment on the Term B-1 Loans and the Fifth Amendment to the Term Loan Facility. During fiscal 2016, the Company paid $7 million of original issue discounts related to the portion of the $200 million payment on Term Loans B-1 considered an extinguishment under ASC 470-50, "Debt—Modifications and Extinguishments." During fiscal 2015, the Company paid $12 million of original issue discounts related to the portion of the Incremental Agreement considered an extinguishment under ASC 470-50.

        Cash paid for income taxes, net of refunds, in fiscal 2017, fiscal 2016, and fiscal 2015 was approximately $29 million, $13 million, and $16 million, respectively. Cash paid for income taxes in fiscal 2017 includes $13 million in taxes paid related to the sale of the Waterworks business.

        During fiscal 2017, HDS executed an equity cash distribution of $541 million to Holdings, via HDS's direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

        On June 3, 2017, Holdings' Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings' common stock. As of January 28, 2018, under this plan, Holdings has completed the repurchase of all $500 million of common stock authorized, purchasing 15,940,337 shares of its common stock.

        On August 25, 2017, Holdings' Board of Directors authorized the Company to enter into a new share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings' common stock. As of January 28, 2018, under this plan, Holdings has repurchased 1,150,699 shares of its common stock for approximately $41 million.

        In combination with the 2014 authorized share repurchase plan (utilizing proceeds from employee option exercises), Holdings repurchased a total of 18,236,626 shares of its common stock during fiscal 2017 for approximately $584 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—RESTRUCTURING ACTIVITIES

Fiscal 2017 Plan

        As a result of the sale of the Waterworks business in August 2017, management evaluated the Company's talent alignment and functional support strategies. During fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a C&I branch, resulting in the recognition of $6 million of restructuring charges, primarily related to severance and other employee-related costs.

        In addition to actions already taken, management expects to further realign talent and relocate the Company's headquarters in early 2018. Management expects to incur a total of $10 million to $15 million under this plan, and expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years.

        The expected charges include approximately $6 million related to property lease obligations upon exiting the Company's current headquarters location. The Company will actively pursue buyout options or subleasing opportunities for the leased property prior to its lease expiration in October 2020.

        Payments for the charges incurred in fiscal 2017 are expected to be substantially complete in the next twelve months. As of January 28, 2018, the Company's liability balance for these restructuring activities was $4 million and is included in Other current liabilities in the Consolidated Balance Sheets.

        The following table presents the activity for the liability balance (amounts in millions):

	Severance	Relocation & Other Costs	Total
Balance—January 29, 2017	$—	$—	$—
Charges	4	2	6
Cash payments	(1)	(1)	(2)

Balance—January 28, 2018	$3	$1	$4

Fiscal 2015 Plan

        As a result of the sale of the Power Solutions business unit in October 2015, management evaluated the Company's talent alignment and functional support strategies. Consequently, during fiscal 2015, the Company initiated a restructuring plan to strategically align its leadership and functional support teams. During fiscal 2016 and fiscal 2015, the Company incurred $7 million and $8 million, respectively, of restructuring charges under this plan. The Company completed the activities under the plan in fiscal 2016 and does not expect to incur additional charges.

        Payments for these charges were substantially complete as of January 28, 2018. As of January 28, 2018 and January 29, 2017, the Company's liability balance for these restructuring activities were $1 million and $4 million, respectively and is included in Other current liabilities in the Consolidated Balance Sheet.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2037. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $127 million, $118 million, and $107 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

        Future minimum aggregate rental payments under non-cancelable leases as of January 28, 2018 are as follows (amounts in millions):

	Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$117	102	73	50	34	41	$417
Build-to-Suit Lease(i)	$5	5	5	6	6	100	$127

(i)
Represents the future lease payments for the leadership development and headquarters facility currently under construction in Atlanta, Georgia. See "Note 10, Supplemental Balance Sheet and Cash Flow Information" for further information.

        The Company subleases certain leased facilities to third parties. In addition, the Company leases certain owned facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases and leases as of January 28, 2018 are approximately $30 million. These subleases and leases expire at various dates through the year 2026.

Purchase Obligations

        As of January 28, 2018, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $286 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment of $281 million is due during fiscal 2018 for these obligations. The Company has IT service contracts that extend through fiscal 2022.

Legal Matters

        On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the "defendants") made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the "original securities complaints"). Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company's common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company's progress in addressing certain supply chain disruption issues encountered in the Company's Facilities Maintenance business

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

unit. The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. Defendants moved to dismiss the Consolidated Amended Complaint in December 2017. That motion is pending.

        On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "individual defendants") as defendants. The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants' allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys' fees and other costs. In October 2017, the Court consolidated the two derivative actions and granted the parties' joint scheduling order request. On December 5, 2017, the Court entered an order staying all activity in the case until a ruling is issued on the motion to dismiss filed in the consolidated securities litigation described above. The Company intends to defend these lawsuits vigorously. Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

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

        In addition to the reportable segments, the Company's consolidated financial results include "Corporate and Eliminations." Corporate incurs costs related to the Company's centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions. As a result of the sale of the Waterworks business, the Company began sharing resources between centralized support functions and the reportable segments. As a result, and to provide better comparability to the Company's industry peers, beginning in fiscal 2017, all Corporate overhead costs are allocated to the reportable segments. Prior periods presented were revised to reflect the allocation of all the Corporate overhead costs. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the Company's reportable segments. The Company does not allocate Corporate assets to its reportable segments. Eliminations include the adjustments necessary to eliminate intercompany transactions.

        See "Note 2—Discontinued Operations" for further information on the sale of the Waterworks business, a previous HD Supply reportable segment.

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2017
	Facilities Maintenance	Construction & Industrial	Corporate & Eliminations	Total Continuing Operations
Net sales	$2,847	$2,279	$(5)	$5,121
Adjusted EBITDA	499	232	—	731
Depreciation(1) & Software Amortization	36	42	—	78
Other Intangible Amortization	9	3	—	12
Total Assets(2)	2,390	877	1,051	4,318
Capital Expenditures(2)	22	34	38	94

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION (Continued)

	Fiscal Year 2016
	Facilities Maintenance	Construction & Industrial	Corporate & Eliminations	Total Continuing Operations
Net sales	$2,762	$2,063	$(6)	$4,819
Adjusted EBITDA	482	198	—	680
Depreciation(1) & Software Amortization	38	38	—	76
Other Intangible Amortization	9	3	—	12
Total Assets(2)	2,358	808	2,541	5,707
Capital Expenditures(2)	22	32	27	81

	Fiscal Year 2015
	Facilities Maintenance	Construction & Industrial	Corporate & Eliminations	Total Continuing Operations
Net sales	$2,690	$1,932	$(7)	$4,615
Adjusted EBITDA	489	161	—	650
Depreciation(1) & Software Amortization	53	35	—	88
Other Intangible Amortization	9	3	—	12
Total Assets(2)	2,358	788	2,870	6,016
Capital Expenditures(2)	20	34	32	86

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total Adjusted EBITDA	$731	$680	$650
Depreciation and amortization	90	88	100
Stock-based compensation	26	20	16
Restructuring	6	7	8
Other	1	—	1

Operating income	608	565	525
Interest expense	166	269	394
Interest income	(2)	—	—
Loss on extinguishment & modification of debt	84	179	100
Other (income) expense, net	—	—	1

Income from Continuing Operations Before Provision (Benefit) for Income Taxes	360	117	30
Provision (benefit) for income taxes	193	51	(1,170)

Income from continuing operations	$167	$66	$1,200

        Net sales for HD Supply outside the United States, primarily Canada, were $146 million, $124 million, and $124 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $6 million and $5 million as of January 28, 2018 and January 29, 2017, respectively.

NOTE 14—GUARANTOR SUBSIDIARIES

        As of January 28, 2018, HDS (the "Debt Issuer") had outstanding April 2016 Senior Unsecured Notes guaranteed by certain of its subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the April 2016 Senior Unsecured Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada.

        The Debt Issuer's payment obligations under the April 2016 Senior Unsecured Notes are jointly and severally guaranteed by the guarantors and all guarantees are full and unconditional.

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

        In connection with the issuance of the April 2016 Senior Unsecured Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the April 2016 Senior Unsecured Notes, HDS, for the Subsidiary Guarantors and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries.

Holdings

        Under the terms of the agreements governing the April 2016 Senior Unsecured Notes issued by HDS, the Term Loan Facility entered into by HDS, and the Senior ABL Facility entered into by HDS and certain of its subsidiaries, HDS and substantially all of its existing and future 100%-owned U.S. subsidiaries are significantly restricted from making dividend payments, loans or advances to Holdings. These restrictions result in substantially all of the net assets of Holdings' 100%-owned U.S. subsidiaries being restricted (as defined in Rule 4-08(e)(3) of Regulation S-X).

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

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its indirect wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings received distributions of $541 million from HDS during fiscal 2017. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2016 or fiscal 2015.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net Sales	$—	$4,982	$141	$(2)	$5,121	$—
Cost of sales	—	3,013	77	(2)	3,088	—

Gross Profit	—	1,969	64	—	2,033	—
Operating expenses:
Selling, general and administrative	78	1,202	54	—	1,334	—
Depreciation and amortization	16	68	1	—	85	—
Restructuring	3	3	—	—	6	—

Total operating expenses	97	1,273	55	—	1,425	—
Operating Income (Loss)	(97)	696	9	—	608	—
Interest expense	196	131	2	(163)	166	—
Interest (income)	(133)	(32)	—	163	(2)	—
Net (earnings) loss of equity affiliates	(462)	—	—	462	—	(970)
Loss on extinguishment & modification of debt	84	—	—	—	84	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	218	597	7	(462)	360	970
Provision (benefit) for income taxes	(44)	235	2	—	193	—

Income (Loss) from Continuing Operations	262	362	5	(462)	167	970
Income from discontinued operations, net of tax	708	92	3	—	803	—

Net Income (Loss)	$970	$454	$8	$(462)	$970	$970
Other comprehensive income—foreign currency translation adjustment	(2)	—	(2)	2	(2)	(2)

Total Comprehensive Income (Loss)	$968	$454	$6	$(460)	$968	$968

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts in millions

	Fiscal Year 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net Sales	$—	$4,699	$122	$(2)	$4,819	$—
Cost of sales	—	2,830	65	(1)	2,894	—

Gross Profit	—	1,869	57	(1)	1,925	—
Operating expenses:
Selling, general and administrative	78	1,143	49	(1)	1,269	—
Depreciation and amortization	13	69	2	—	84
Restructuring charge	6	1	—	—	7	—

Total operating expenses	97	1,213	51	(1)	1,360	—
Operating Income (Loss)	(97)	656	6	—	565	—
Interest expense	287	139	1	(158)	269	—
Interest (income)	(140)	(18)	—	158	—	—
Net (earnings) loss of equity affiliates	(391)	—	—	391	—	(196)
Loss on extinguishment & modification of debt	179	—	—	—	179	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(32)	535	5	(391)	117	196
Provision (benefit) for income taxes	(212)	259	4	—	51	—

Income (Loss) from Continuing Operations	180	276	1	(391)	66	196
Income (loss) from discontinued operations, net of tax	16	114	—	—	130	—

Net Income (Loss)	$196	$390	$1	$(391)	$196	$196
Other comprehensive income—foreign currency translation adjustment	1	—	1	(1)	1	1

Total Comprehensive Income (Loss)	$197	$390	$2	$(392)	$197	$197

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net Sales	$—	$4,496	$121	$(2)	$4,615	$—
Cost of sales	—	2,737	65	(1)	2,801	—

Gross Profit	—	1,759	56	(1)	1,814	—
Operating expenses:
Selling, general and administrative	76	1,064	45	(1)	1,184	—
Depreciation and amortization	15	81	1	—	97	—
Restructuring	2	6	—	—	8	—

Total operating expenses	93	1,151	46	(1)	1,289	—
Operating Income (Loss)	(93)	608	10	—	525	—
Interest expense	399	139	1	(145)	394	—
Interest (income)	(139)	(6)	—	145	—	—
Net (earnings) loss of equity affiliates	(432)	—	—	432	—	(1,472)
Loss on extinguishment & modification of debt	100	—	—	—	100	—
Other (income) expense, net	1	—	—	—	1	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(22)	475	9	(432)	30	1,472
Provision (benefit) for income taxes	(1,355)	181	4	—	(1,170)	—

Income (Loss) from Continuing Operations	1,333	294	5	(432)	1,200	1,472
Income (loss) from discontinued operations, net of tax	139	125	8	—	272	—

Net Income (Loss)	$1,472	$419	$13	$(432)	$1,472	$1,472
Other comprehensive income—foreign currency translation adjustment	12	—	12	(12)	12	12

Total Comprehensive Income (Loss)	$1,484	$419	$25	$(444)	$1,484	$1,484

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

Amounts in millions

	As of January 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$539	$15	$4	$—	$558	$—
Receivables, net	7	584	21	—	612	—
Inventories	—	654	20	—	674	—
Intercompany receivables	—	2	—	(2)	—	—
Other current assets	15	15	1	—	31	—

Total current assets	561	1,270	46	(2)	1,875	—

Property and equipment, net	152	170	3	—	325	—
Goodwill	—	1,807	—	—	1,807	—
Intangible assets, net	—	90	1	—	91	—
Deferred tax asset	264	—	2	(61)	205	—
Investment in subsidiaries	2,811	—	—	(2,811)	—	1,466
Intercompany notes receivable	1,005	1,083	—	(2,088)	—	—
Other assets	12	3	—	—	15	—

Total assets	$4,805	$4,423	$52	$(4,962)	$4,318	$1,466

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$353	$13	$—	$377	$—
Accrued compensation and benefits	34	57	4	—	95	—
Current installments of long-term debt	11	—	—	—	11	—
Intercompany payables	—	—	2	(2)	—	—
Other current liabilities	43	88	7	—	138	—

Total current liabilities	99	498	26	(2)	621	—

Long-term debt, excluding current installments	2,032	—	58	—	2,090	—
Deferred tax liabilities	—	61	—	(61)	—	—
Intercompany notes payable	1,083	1,005	—	(2,088)	—	—
Other liabilities	125	16	—	—	141	—

Total liabilities	3,339	1,580	84	(2,151)	2,852	—

Stockholders' equity (deficit)	1,466	2,843	(32)	(2,811)	1,466	1,466

Total liabilities and stockholders' equity (deficit)	$4,805	$4,423	$52	$(4,962)	$4,318	$1,466

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

Amounts in millions

	As of January 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$51	$17	$5	$—	$73	$2
Receivables, net	3	540	16	—	559	—
Inventories	—	588	18	—	606	—
Intercompany receivables	—	1	—	(1)	—	—
Current assets of discontinued operations	—	575	—	—	575	—
Other current assets	13	17	2	—	32	—

Total current assets	67	1,738	41	(1)	1,845	2

Property and equipment, net	76	175	2	—	253	—
Goodwill	—	1,807	—	—	1,807	—
Intangible assets, net	—	101	1	—	102	—
Deferred tax asset	681	—	2	(127)	556	—
Non-current assets of discontinued operations	—	1,122	—	—	1,122	—
Investment in subsidiaries	2,451	—	—	(2,451)	—	958
Intercompany notes receivable	2,192	584	—	(2,776)	—	—
Other assets	16	4	—	—	20	—

Total assets	$5,483	$5,531	$46	$(5,355)	$5,705	$960

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$296	$11	$—	$320	$—
Accrued compensation and benefits	36	60	2	—	98	—
Current installments of long-term debt	14	—	—	—	14	—
Intercompany payables	—	—	1	(1)	—	—
Current liabilities of discontinued operations	2	257	—	—	259	—
Other current liabilities	52	94	6	—	152	—

Total current liabilities	117	707	20	(1)	843	—

Long-term debt, excluding current installments	3,737	—	61	—	3,798	—
Deferred tax liabilities	—	127	—	(127)	—	—
Non-current liabilities of discontinued operations	20	—	—	—	20	—
Intercompany notes payable	584	2,192	—	(2,776)	—	—
Other liabilities	67	17	2	—	86	—

Total liabilities	4,525	3,043	83	(2,904)	4,747	—

Stockholders' equity (deficit)	958	2,488	(37)	(2,451)	958	960

Total liabilities and stockholders' equity (deficit)	$5,483	$5,531	$46	$(5,355)	$5,705	$960

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net cash flows from operating activities	$429	$67	$6	$—	$502	$—

Cash flows from investing activities
Capital expenditures	(34)	(60)	—	—	(94)	—
Proceeds from sale of property and equipment	—	2	—	—	2	—
Proceeds from sale of businesses, net	2,421	—	—	—	2,421	—
Proceeds from (payments of) intercompany notes	—	(12)	—	12	—	—
Other investing activities	—	1	(1)	—	—	—

Net cash flows from investing activities	$2,387	$(69)	$(1)	$12	$2,329	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	41
Purchase of treasury shares	—	—	—	—	—	(584)
Equity contribution (return of capital)	(541)	—	—	—	(541)	541
Borrowings from (repayments to) intercompany notes	12	—	—	(12)	—	—
Borrowings of long-term debt	113	—	—	—	113	—
Repayments of long-term debt	(1,529)	—	—	—	(1,529)	—
Borrowings on long-term revolver	621	—	7	—	628	—
Repayments on long-term revolver	(981)	—	(14)	—	(995)	—
Debt issuance and modification fees	(26)	—	—	—	(26)	—
Other financing activities	3	—	1	—	4	—

Net cash flows from financing activities	(2,328)	—	(6)	(12)	(2,346)	$(2)

Effect of exchange rates on cash	—	—	—	—	—	—

Net increase (decrease) in cash & cash equivalents	$488	$(2)	$(1)	$—	$485	$(2)
Cash and cash equivalents at beginning of period	51	17	5	—	73	2

Cash and cash equivalents at end of period	$539	$15	$4	$—	$558	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Amounts in millions

	Fiscal Year 2016
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net cash flows from operating activities	$524	$(12)	$1	$—	$513	$—
Cash flows from investing activities
Capital expenditures	(17)	(63)	(1)	—	(81)	—
Proceeds from sale of property and equipment	—	32	—	—	32	—
Proceeds from sale of a business, net	28	—	—	—	28	—
(Investments in) return of capital in equity affiliates	71	—	—	(71)	—	—
Proceeds from (payments of) intercompany notes	—	43	—	(43)	—	—

Net cash flows from investing activities	$82	$12	$(1)	$(114)	$(21)	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	33
Purchase of treasury shares	—	—	—	—	—	(34)
Equity contribution (return of capital)	—	—	(71)	71	—	—
Borrowings (repayments) of intercompany notes	(43)	—	—	43	—	—
Borrowings of long-term debt	1,547	—	—	—	1,547	—
Repayments of long-term debt	(2,631)	—	—	—	(2,631)	—
Borrowings on long-term revolver	629	—	60	—	689	—
Repayments of long-term revolver	(269)	—	—	—	(269)	—
Debt issuance and modification fees	(19)	—	—	—	(19)	—
Other financing activities	(2)	(1)	—	—	(3)	—

Net cash flows from financing activities	(788)	(1)	(11)	114	(686)	$(1)

Effect of exchange rates on cash	—	—	1	—	1	—

Net increase (decrease) in cash & cash equivalents	$(182)	$(1)	$(10)	$—	$(193)	$(1)
Cash and cash equivalents at beginning of period	233	18	15	—	266	3

Cash and cash equivalents at end of period	$51	$17	$5	$—	$73	$2

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Amounts in millions

	Fiscal Year 2015
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Total HDS	Holdings
Net cash flows from operating activities	$329	$75	$18	$—	$422	$—

Cash flows from investing activities
Capital expenditures	(18)	(67)	(1)	—	(86)	—
Proceeds from sale of property and equipment	—	3	—	—	3	—
Proceeds from sale of a business, net	809	—	—	—	809	—
(Investments in) return of capital of equity affiliates	34	—	—	(34)	—	—
Proceeds from (payments of) intercompany notes	—	(16)	—	16	—	—

Net cash flows from investing activities	$825	$(80)	$(1)	$(18)	$726	$—

Cash flows from financing activities
Proceeds from stock options exercised	—	—	—	—	—	74
Purchase of treasury shares	—	—	—	—	—	(71)
Equity contribution (return of capital)	—	(2)	(32)	34	—	—
Borrowings (repayments) of intercompany notes	16	—	—	(16)	—	—
Borrowings of long-term debt	287	—	—	—	287	—
Repayments of long-term debt	(1,152)	—	—	—	(1,152)	—
Borrowings on long-term revolver	784	—	—	—	784	—
Repayments of long-term revolver	(880)	—	—	—	(880)	—
Debt issuance and modification fees	(6)	—	—	—	(6)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	$(949)	$(2)	$(32)	$18	$(965)	$3

Effect of exchange rates on cash	—	—	(2)	—	(2)	—

Net increase (decrease) in cash & cash equivalents	$205	$(7)	$(17)	$—	$181	$3
Cash and cash equivalents at beginning of period	28	25	32	—	85	—

Cash and cash equivalents at end of period	$233	$18	$15	$—	$266	$3

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 28, 2018 and January 29, 2017 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2017
Net sales	$1,216	$1,352	$1,370	$1,183	$5,121
Gross profit	484	539	542	468	2,033
Income (loss) from continuing operations	58	81	46	(18)	167
Income from discontinued operations	27	361	406	9	803
Net income (loss)	85	442	452	(9)	970
Basic earnings per share(1)
Income (loss) from continuing operations	$0.29	$0.41	$0.25	$(0.10)	$0.87
Income from discontinued operations	0.13	1.83	2.19	0.05	4.18
Net income (loss)	0.42	2.24	2.43	(0.05)	5.05
Diluted earnings per share(1)
Income (loss) from continuing operations	$0.29	$0.41	$0.25	$(0.10)	$0.86
Income from discontinued operations	0.13	1.81	2.18	0.05	4.15
Net income (loss)	0.42	2.22	2.42	(0.05)	5.01
Fiscal Year 2016
Net sales	$1,176	$1,283	$1,275	$1,085	$4,819
Gross profit	469	513	512	431	1,925
Income (loss) from continuing operations	(41)	61	20	26	66
Income (loss) from discontinued operations	27	37	40	26	130
Net income (loss)	(14)	98	60	52	196
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.21)	$0.31	$0.10	$0.13	$0.33
Income (loss) from discontinued operations	0.14	0.19	0.20	0.13	0.65
Net income (loss)	(0.07)	0.49	0.30	0.26	0.98
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(0.21)	$0.30	$0.10	$0.13	$0.33
Income (loss) from discontinued operations	0.14	0.18	0.20	0.13	0.64
Net income (loss)	(0.07)	0.49	0.30	0.26	0.97

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2017 includes a loss on extinguishment of debt of $3 million. Income (loss) from continuing operations and Net income (loss) in the second quarter of fiscal 2017 includes a loss on extinguishment of debt of $49 million. Income (loss) from continuing operations and Net income (loss) in the third quarter of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

fiscal 2017 includes a loss on extinguishment and modification of debt of $78 million and $1 million in interest income. Income (loss) from continuing operations and Net income (loss) in the fourth quarter of fiscal 2017 includes a loss on extinguishment and modification of debt of $3 million and interest income of $1 million.

        Income (loss) from continuing operations and Net income (loss) in the first quarter of fiscal 2016 includes a loss on extinguishment of debt of $115 million. Income (loss) from continuing operations and Net income (loss) in the third quarter of fiscal 2016 includes a loss on extinguishment of debt of $59 million.

NOTE 16—SUBSEQUENT EVENT

Business Acquisition

        On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supply, a leading specialty construction distributor serving the northeast and mid-Atlantic regions, for a purchase price of $380 million. The acquisition is subject to a post-closing working capital adjustment

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of January 28, 2018 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of January 28, 2018 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d- 15(f), during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

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

        The management of Holdings and HDS assessed the effectiveness of Holdings' and HDS' internal control over financial reporting as of January 28, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of January 28, 2018, Holdings' and HDS' internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013).

        Holdings' and HDS' internal control over financial reporting as of January 28, 2018 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 28, 2018.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2018 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2018 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years ended January 28, 2018 and January 29, 2017 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2017	Fiscal 2016
Audit Fee(1)	$3.1 million	$3.2 million
Audit-Related Fees(2)	$1.8 million	$—
Tax Fees(3)	$0.5 million	$0.5 million
All Other Fees(4)	$—	$—
Total	$5.4 million	$3.7 million

(1)
Includes fees and expenses for the audit of our annual financial statements, review of our quarterly financial statements, statutory audits of foreign subsidiary financial statements and services associated with securities filings.

(2)
Includes fees and expenses for assurance and related services that are not included in Audit Fees. These fees principally include services in connection with the divestiture of certain businesses. Approximately $0.3 million of payments for these services were reimbursed to the Company by Clayton, Dubilier & Rice, LLC in connection with the Company's divestiture of its Waterworks business in fiscal 2017.

(3)
Includes fees and expenses for tax planning, consultation, and compliance services.

(4)
Includes fees and expenses for services related to due diligence and other permissible advisory services not included in in the above categories.

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described by the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2017 and fiscal 2016.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	75
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	77
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	79
Consolidated balance sheets as of January 28, 2018 and January 29, 2017	80
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	81
Consolidated statements of cash flows for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	82
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	83
Consolidated balance sheets as of January 28, 2018 and January 29, 2017	84
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	85
Consolidated statements of cash flows for (i) the fiscal year ended January 28, 2018, (ii) the fiscal year ended January 29, 2017, and (iii) the fiscal year ended January 31, 2016	86
Notes to consolidated financial statements	87

(b)   Exhibit Index

        The following exhibits are filed or furnished with this annual report:

2.1	Purchase and Sale Agreement, dated as of June 19, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.2	Letter Agreement, dated August 14, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.3	Amendment No. 3 to Purchase and Sale Agreement, dated as of August 27, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and HDS Investment Holding, Inc. and HDS Acquisition Subsidiary, Inc. (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.4	Amended and Restated Agreement and Plan of Merger, dated as of July 14, 2017, by and among HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Waterworks Group, Inc., HD Supply Waterworks, Ltd., HD Supply, Inc., CD&R Plumb Buyer, LLC, CD&R Waterworks Merger Sub, LLC, CD&R WW, LLC, and CD&R WW Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 7, 2017).

3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013).

3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013).

3.3	Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

3.5	Amended and Restated By-Laws of HD Supply, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

4.1	Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 7, 2016).

4.2	First Supplemental Indenture, dated as of April 11, 2016, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 7, 2016).

4.3	Second Supplemental Indenture, dated as of August 25, 2017, by and among the Company, the subsidiary guarantors signatory thereto, and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on August 25, 2017).

4.4	Form of 5.75% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 7, 2016).

4.5	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.20 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 13, 2013).

10.1	Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc. (Incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.2	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.3	Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.4	Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.18 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 16, 2013).

10.5	Amendment No. 2 to Credit Agreement, dated as of February 6, 2014, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.6	Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to Form 10- Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 9, 2015).

10.7	Fourth Amendment to Credit Agreement, dated as of October 14, 2016, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent, Term B-1 Lender and Term B-2 Lender, and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10- Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 6, 2016).

10.8	Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.9	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.10	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.11	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.7 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.12	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.8 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.13	Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.14	ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc., as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party thereto, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.15	Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent. (Incorporated by reference to Exhibit 10.19 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013).

10.16	ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.17	ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.13 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.18	U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.19	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.20	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.21	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.17 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.22	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.18 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.23	ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.24	Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 81/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.25	Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 81/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020. (Incorporated by reference to Exhibit 10.10 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.26	Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.30 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.27	Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.12 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.28	ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.32 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.29	ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.14 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.30	Amendment No. 3 to ABL Credit Agreement, dated as of April 5, 2017, by and among HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 6, 2017).

10.31		Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of April 5, 2017, among HD Supply, Inc., the Subsidiary Borrowers named therein, and the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 6, 2017).

10.32		Fifth Amendment to Credit Agreement, dated as of August 31, 2017, among the Company, as borrower, certain of the Company's affiliates signatory thereto, as guarantors, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent, Bank of America, N.A., as a Term B-3 Lender and Term B-4 Lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply, Inc. (File No. 001-35979) filed on September 1, 2017).

10.33	#	HDS Investment Holding, Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.37 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 14, 2011).

10.34	#	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007. (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.35	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo. (Incorporated by reference to Exhibit 10.55 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.36	#	Letter of Employment, dated as of June 5, 2017, by and between HD Supply, Inc. and William P. Stengel. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 6, 2017).

10.37	#	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt. (Incorporated by reference to Exhibit 10.45 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.38	#	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman. (Incorporated by reference to Exhibit 10.53 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.39	#	Letter of Employment, dated as of January 19, 2015, by and between HD Supply, Inc. and Dan S. McDevitt. (Filed herewith).

10.40	#	Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.44 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013).

10.41	#	Form of Director Indemnification Agreement (March 2017). (Filed herewith).

10.42		Schedule of Signatories to a Director Indemnification Agreement. (Filed herewith).

10.43	#	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.54 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.44	#	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.45	#	Form of Employee Stock Option Agreement (November 2015). (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.46	#	Form of Restricted Stock Agreement for Executive Officers And Associates. (Incorporated by reference to Exhibit 10.64 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.47	#	Form of Employee Restricted Stock Agreement (November 2015). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.48	#	Form of Change of Control Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 14, 2016).

10.49	#	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.49 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.50	#	HD Supply Holdings, Inc. Omnibus Incentive Plan (as amended and restated effective May 17, 2017). (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).

10.51	#	HD Supply Holdings, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.50 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.52	#	HD Supply Holdings, Inc. Annual Incentive Plan for Executive Officers. (Incorporated by reference to Exhibit 10.2 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).

10.53	#	HD Supply Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.51 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.54	#	Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.57 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.55	#	Form of Director Deferred Stock Unit Agreement. (Incorporated by reference to Exhibit 10.58 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.56	#	Board of Directors Compensation Policy (as amended effective May 17, 2017). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 6, 2017).

10.57	#	Board of Directors Compensation Policy (March 2015). (Incorporated by reference to Exhibit 10.60 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.58	#	Form of Performance Award Agreement. (Filed herewith).

12.1		Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).

18.1		Preferability Letters. (Incorporated by reference to Exhibit 18.1 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

21.1		List of Subsidiaries. (Filed herewith).

23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1		Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (Filed herewith).

#
Management contract or compensatory plan or arrangement.

(c)   Financial Statement Schedules

HD SUPPLY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
January 31, 2016	$16	(1)	7	(8)	—	$14
January 29, 2017	$14	(1)	6	(6)	—	$13
January 28, 2018	$13	(4)	8	(5)	—	$12

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense (Benefit)	Balance at End of Period
Fiscal Year ended:
January 31, 2016	$1,013	(1,007)	$6
January 29, 2017	$6	(1)	$5
January 28, 2018	$5	2	$7

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 12, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 12, 2018
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 12, 2018
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 12, 2018
/s/ BETSY S. ATKINS Betsy S. Atkins	Independent Lead Director	March 12, 2018
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 12, 2018
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 12, 2018
/s/ SCOTT D. OSTFELD Scott D. Ostfeld	Director	March 12, 2018

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 12, 2018
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 12, 2018
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 12, 2018

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 12, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 12, 2018
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 12, 2018
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 12, 2018
/s/ BETSY S. ATKINS Betsy S. Atkins	Independent Lead Director	March 12, 2018
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 12, 2018
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 12, 2018
/s/ SCOTT D. OSTFELD Scott D. Ostfeld	Director	March 12, 2018

Signature	Capacity	Date

/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 12, 2018
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 12, 2018
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 12, 2018