Form 10-Q
period 2018-04-29
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2018-06-05
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

- OR -

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

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

HD Supply Holdings, Inc. ☐
HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of June 1, 2018:

HD Supply Holdings, Inc.	183,715,864 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended January 28, 2018 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of industries in which we operate include:

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

•                  our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;

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

•                  new trade policies could make sourcing product from foreign countries more difficult and more costly;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	April 29, 2018	April 30, 2017
Net Sales	$1,389	$1,216
Cost of sales	837	732
Gross Profit	552	484
Operating expenses:
Selling, general and administrative	372	334
Depreciation and amortization	22	21
Restructuring	7	—
Total operating expenses	401	355
Operating Income	151	129
Interest expense	34	49
Interest (income)	(1)	—
Loss on extinguishment of debt	—	3
Income from Continuing Operations Before Provision for Income Taxes	118	77
Provision for income taxes	29	19
Income from Continuing Operations	89	58
Income from discontinued operations, net of tax	—	27
Net Income	$89	$85
Other comprehensive income — foreign currency translation adjustment	1	1
Total Comprehensive Income	$90	$86

Weighted Average Common Shares Outstanding (thousands)
Basic	184,326	200,708
Diluted	185,155	203,017

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.48	$0.29
Income from Discontinued Operations	$—	$0.13
Net Income	$0.48	$0.42
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.48	$0.29
Income from Discontinued Operations	$—	$0.13
Net Income	$0.48	$0.42

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	April 29, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$150	$558
Receivables, less allowance for doubtful accounts of $16 and $12	728	612
Inventories	792	674
Other current assets	55	31
Total current assets	1,725	1,875
Property and equipment, net	344	325
Goodwill	1,984	1,807
Intangible assets, net	209	91
Deferred tax asset	160	205
Other assets	18	15
Total assets	$4,440	$4,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475	$377
Accrued compensation and benefits	74	95
Current installments of long-term debt	11	11
Other current liabilities	242	138
Total current liabilities	802	621
Long-term debt, excluding current installments	2,087	2,090
Other liabilities	60	141
Total liabilities	2,949	2,852
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 184.2 million and 185.7 million shares issued and outstanding at April 29, 2018 and January 28, 2018, respectively	2	2
Paid-in capital	4,038	4,029
Accumulated deficit	(1,877)	(1,966)
Accumulated other comprehensive loss	(16)	(17)
Treasury stock, at cost, 20.1 and 18.2 million shares at April 29, 2018 and January 28, 2018, respectively	(656)	(582)
Total stockholders’ equity	1,491	1,466
Total liabilities and stockholders’ equity	$4,440	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	April 29, 2018	April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89	$85
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24	25
Provision for uncollectibles	2	2
Non-cash interest expense	6	3
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment of debt	—	3
Stock-based compensation expense	6	6
Deferred income taxes	27	34
Other	—	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(66)	(113)
(Increase) decrease in inventories	(81)	(83)
(Increase) decrease in other current assets	(9)	(3)
Increase (decrease) in accounts payable and accrued liabilities	52	129
Net cash provided by (used in) operating activities	50	83
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19)	(24)
Payments for businesses acquired, net	(362)	—
Proceeds from sales of property and equipment	—	2
Net cash provided by (used in) investing activities	(381)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	2	25
Purchase of treasury shares	(64)	(9)
Tax withholdings on stock-based awards	(6)	—
Repayments of long-term debt	(3)	(100)
Borrowings on long-term revolver debt	6	75
Repayments on long-term revolver debt	(9)	(55)
Debt issuance and modification costs	—	(5)
Other financing activities	(3)	3
Net cash provided by (used in) financing activities	(77)	(66)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(408)	$(5)
Cash and cash equivalents at beginning of period	558	75
Cash and cash equivalents at end of period	$150	$70

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended
	April 29, 2018	April 30, 2017
Net Sales	$1,389	$1,216
Cost of sales	837	732
Gross Profit	552	484
Operating expenses:
Selling, general and administrative	372	334
Depreciation and amortization	22	21
Restructuring	7	—
Total operating expenses	401	355
Operating Income	151	129
Interest expense	34	49
Interest (income)	(1)	—
Loss on extinguishment of debt	—	3
Income from Continuing Operations Before Provision for Income Taxes	118	77
Provision for income taxes	29	19
Income from Continuing Operations	89	58
Income from discontinued operations, net of tax	—	27
Net Income	$89	$85
Other comprehensive income — foreign currency translation adjustment	1	1
Total Comprehensive Income	$90	$86

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	April 29, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$147	$558
Receivables, less allowance for doubtful accounts of $16 and $12	728	612
Inventories	792	674
Other current assets	55	31
Total current assets	1,722	1,875
Property and equipment, net	344	325
Goodwill	1,984	1,807
Intangible assets, net	209	91
Deferred tax asset	160	205
Other assets	18	15
Total assets	$4,437	$4,318
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$475	$377
Accrued compensation and benefits	74	95
Current installments of long-term debt	11	11
Other current liabilities	238	138
Total current liabilities	798	621
Long-term debt, excluding current installments	2,087	2,090
Other liabilities	60	141
Total liabilities	2,945	2,852
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at April 29, 2018 and January 28, 2018	—	—
Paid-in capital	3,226	3,290
Accumulated deficit	(1,718)	(1,807)
Accumulated other comprehensive loss	(16)	(17)
Total stockholder’s equity	1,492	1,466
Total liabilities and stockholder’s equity	$4,437	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	April 29, 2018	April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89	$85
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24	25
Provision for uncollectibles	2	2
Non-cash interest expense	6	3
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment of debt	—	3
Stock-based compensation expense	6	6
Deferred income taxes	27	34
Other	—	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(66)	(113)
(Increase) decrease in inventories	(81)	(83)
(Increase) decrease in other current assets	(9)	(3)
Increase (decrease) in accounts payable and accrued liabilities	52	129
Net cash provided by (used in) operating activities	50	83
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19)	(24)
Payments for businesses acquired, net	(362)	—
Proceeds from sales of property and equipment	—	2
Net cash provided by (used in) investing activities	(381)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(71)	—
Repayments of long-term debt	(3)	(100)
Borrowings on long-term revolver debt	6	75
Repayments on long-term revolver debt	(9)	(55)
Debt issuance and modification costs	—	(5)
Other financing activities	(3)	3
Net cash provided by (used in) financing activities	(80)	(82)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(411)	$(21)
Cash and cash equivalents at beginning of period	558	73
Cash and cash equivalents at end of period	$147	$52

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 650,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in two reportable segments. The reportable segments are Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K for the year ended January 28, 2018, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks. The fiscal year ending January 28, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended April 29, 2018 (“first quarter 2018”) and April 30, 2017 (“first quarter 2017”) both include 13 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop-loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At April 29, 2018 and January 28, 2018, self-insurance reserves totaled approximately $56 million and $51 million, respectively.

NOTE 2 — ACQUISITION

HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), the results of acquisitions completed by HD Supply are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supply (“A.H. Harris”) for a total purchase price of approximately $362 million, net of cash acquired and subject to a final working capital adjustment. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States.

In accordance with ASC 805, the Company provisionally recorded the following assets and liabilities at fair value on the date of the A.H. Harris acquisition: $178 million in goodwill, $123 million in definite-lived intangible assets, $14 million in property & equipment, $64 million in net working capital, and $17 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $19 million. The definite-lived intangible assets are comprised of $110 million in customer relationships and $13 million of trade names that will be amortized over a period of 12 years and 5 years, respectively.

From March 5, 2018 to April 29, 2018, A.H. Harris generated $53 million in Net sales. During first quarter 2018, the Company incurred approximately $2 million of costs related to the acquisition and integration of A.H. Harris. The Company expects to incur a total of approximately $4 million of acquisition and integration costs during fiscal 2018.

NOTE 3 — DISCONTINUED OPERATIONS

In August 2017, the Company completed the sale of its Waterworks business. In accordance with ASC 205-20, “Discontinued Operations” and Accounting Standards Update (“ASU”) 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity,” the results of Waterworks are classified as a discontinued operation. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	April 29, 2018	April 30, 2017
Net sales	$—	$657
Cost of sales	—	510
Gross Profit	—	147
Operating expenses:
Selling, general and administrative	—	97
Depreciation and amortization	—	3
Total operating expenses	—	100
Operating Income	—	47
Other (income) expense, net	—	2
Income (loss) before provision for income taxes	—	45
Provision (benefit) for income taxes	—	18
Income (loss) from discontinued operations, net of tax	$—	$27

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Three Months Ended
	April 29, 2018	April 30, 2017
Net cash flows from operating activities	$—	$11
Capital expenditures	—	(2)
Proceeds from sales of property and equipment, net	—	1
Proceeds from sales businesses, net	—	(2)
Net cash flows provided by (used in) investing activities	$—	$(3)

NOTE 4 — DEBT

HDS’s long-term debt as of April 29, 2018 and January 28, 2018 consisted of the following (dollars in millions):

	April 29, 2018		January 28, 2018
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$52	2.91	$58	2.86
Term B-3 Loans due 2021	533	4.55	534	3.94
Term B-4 Loans due 2023	543	4.80	544	4.19
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75
Total gross long-term debt	$2,128		$2,136
Less unamortized discount	(6)		(6)
Less unamortized deferred financing costs	(24)		(29)
Total net long-term debt	$2,098		$2,101
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,087		$2,090

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Asset Based Lending Facility

HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of April 29, 2018, HDS had $904 million of Excess Availability (as defined in the agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $174 million of borrowings available on qualifying cash balances). As of April 29, 2018, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on Excess Availability.

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility.

Per the Third Amendment to the credit agreement governing the existing Senior ABL Facility, the Senior ABL Facility will mature on April 5, 2022 (the stated “Maturity Date”) or 60 days before the maturity date of any outstanding principal balance that is greater than or equal to $250 million (“Material Indebtedness”) unless, before such date, the Material Indebtedness has been (a) refinanced to extend the maturity date at least 60 days after the stated Maturity Date, (b) adequately reserved for by the Administrative Agent, (c) cash collateralized pursuant to arrangements reasonably acceptable to the Administrative Agent, or (d) any combination of the above actions or items.

Senior Term Loan Facility

HDS’s Senior Term Facility (“the Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,081 million. The tranche of term loans in an original aggregate principal amount of $535 million (the “Term B-3 Loans”) will mature on August 13, 2021. The tranche of term loans in an original aggregate principal amount of $546 million (the “Term B-4 Loans”) will mature on October 17, 2023. Both the Term B-3 Loans and the Term B-4 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable on their respective maturity dates. The Term B-3 Loans bear interest at the applicable margin for borrowings of 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The Term B-4 Loans bear interest at the applicable margin for borrowings of 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 28, 2018.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Notes

5.75% Senior Unsecured Notes due 2024

HDS’s 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”) bear interest at a rate of 5.75% until April 15, 2019 and 7.00% per annum from April 15, 2019 until maturity on April 15, 2024. Interest is paid semi-annually on April 15th and October 15th of each year.

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

For additional information on the April 2016 Senior Unsecured Notes, including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 28, 2018.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness, dividend payments and restrictions on the use of proceeds from asset dispositions. As of April 29, 2018, HDS was in compliance with all such covenants that were in effect on such date.

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

Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly and;

Level 3 — Unobservable inputs in which little or no market activity exists.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of April 29, 2018 and January 28, 2018 (amounts in millions):

	As of April 29, 2018		As of January 28, 2018
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$52	$52	$58	$57
Term Loans and Notes	2,076	2,137	2,078	2,158
Total	$2,128	$2,189	$2,136	$2,215

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

NOTE 6 — INCOME TAXES

For the three months ended April 29, 2018, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 24.6%. The effective rate for continuing operations for the three months ended April 30, 2017 was 24.7%. The effective rate in first quarter 2017 was meaningfully impacted by the exercise and vesting of stock-based awards, which lowered the effective rate by approximately 1,450 basis points.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  The Tax Act lowered the Company’s federal statutory rate from 35% to 21%. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company continues to evaluate the impact of the Tax Act on its election to indefinitely reinvest certain of its non-U.S. earnings.

As of April 29, 2018 and January 28, 2018, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $16 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of April 29, 2018 and January 28, 2018 was zero. As of April 29, 2018 and January 28, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 7—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three months ended April 29, 2018 and April 30, 2017 was as follows (in thousands):

	Three Months Ended
	April 29, 2018	April 30, 2017
Weighted-average common shares	184,326	200,708
Effect of potentially dilutive stock plan securities	829	2,309
Diluted weighted-average common shares	185,155	203,017
Stock plan securities excluded from dilution (1)	2,007	1,294

(1)         Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units and performance share units) granted under Holdings’ stock-based compensation plans.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of April 29, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	April 29, 2018	January 28, 2018
Trade receivables, net of allowance for doubtful accounts	$662	$540
Vendor rebate receivables	53	58
Other receivables	13	14
Total receivables, net	$728	$612

Other Current Liabilities

Other current liabilities as of April 29, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	April 29, 2018	January 28, 2018	April 29, 2018	January 28, 2018
Corporate headquarters financing liability	$87	$—	$87	$—
Accrued non-income taxes	36	27	36	27
Accrued interest	7	21	7	21
Refund liability (1)	17	—	17	—
Unsettled share repurchases	4	—	—	—
Other	91	90	91	90
Total other current liabilities	$242	$138	$238	$138

(1)   This amount represents the Company’s sales return estimate as of April 29, 2018 classified as a Current liability within the Consolidated Balance Sheet as required per ASC 606, Revenue from Contracts with Customers. The sales return estimate as of January 28, 2018 was approximately $12 million and was classified within Net receivables within the Consolidated Balance Sheet.

Supplemental Cash Flow Information

Cash paid for interest in the three months ended April 29, 2018 and April 30, 2017 was $42 million and $44 million, respectively. During the three months ended April 30, 2017, the Company paid $4 million of original issue discounts related to the extinguishment of debt.

Cash paid for income taxes, net of refunds, in the three months ended April 29, 2018 and April 30, 2017 was approximately $2 million and $3 million, respectively.

During the three months ended April 30, 2018, HDS executed a cash equity distribution of $71 million to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. During the three months ended April 29, 2018, under this plan, Holdings repurchased 1,774,089 shares of its common stock for approximately $67 million, of which $4 million remain unsettled as of April 29, 2018.

In combination with the 2014 authorized share repurchase plan (utilizing proceeds from employee stock option exercises), Holdings repurchased a total of 1,806,531 shares of its common stock during the three months ended April 29, 2018 for approximately $68 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Non-Cash Transactions

Build-to-Suit Lease

In February 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. In accordance with ASC 840, “Leases,” for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for construction costs incurred by the landlord.

The lease commenced in February 2018, with the leased asset and corresponding financing liability valued at $87 million each. In accordance with the sale and leaseback criteria of GAAP, the build-to-suit arrangement and subsequent lease failed to qualify as a sale. Therefore, the transaction is accounted for as a financing arrangement, whereby both the leased asset and the financing liability remain on the Company’s Consolidated Balance Sheet. The asset is depreciated as if the Company is the legal owner and rental payments are allocated between interest expense and principal repayment of the financing liability.

In April 2018, the Company exercised its option to purchase the leased asset in February 2019 for $87 million. As a result, the financing liability is classified as a Current liability within the Consolidated Balance Sheet.

NOTE 9—RESTRUCTURING ACTIVITIES

Fiscal 2017 Plan

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s alignment and functional support strategies. During fiscal 2017, the Company initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a C&I branch. In addition, the Company relocated its headquarters in first quarter 2018. During the three months ended April 29, 2018, the Company recognized $7 million of restructuring charges, primarily related to property lease obligations upon exiting the Company’s previous headquarters location, and, to a lesser extent, severance and other employee-related costs.

During fiscal 2017, the Company recognized $6 million of restructuring changes under this plan. Management expects to incur a total of $13 million to $15 million under this plan and expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years. The Company is actively pursuing buyout options and subleasing opportunities for the leased property prior to its lease expiration in October 2020.

Payments for severance and employee-related costs incurred under this plan are expected to be substantially complete by the end of fiscal 2018. Payments related to the property lease obligations of the exited property will continue until the expiration of the lease in October 2020 or until a buyout option is negotiated.

The following table presents the activity for the liability balances, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

	Severance	Relocation & Other Costs	Occupancy Costs	Total
Balance—January 28, 2018	$2	$1	$—	$3
Charges	1	1	5	7
Cash payments	(2)	(1)	—	(3)
Balance—April 29, 2018	$1	$1	$5	$7

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

HD Supply has two reportable segments, each of which is presented below:

•                  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

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

In addition to the reportable segments, the Company’s consolidated financial results include Corporate. Corporate incurs costs related to the Company’s centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services. All Corporate overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the Company’s reportable segments. Eliminations include the adjustments necessary to eliminate intercompany transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Eliminations	Total Continuing Operations
Three Months Ended April 29, 2018
Net sales	$723	$666	$—	$1,389
Adjusted EBITDA	123	67	—	190
Depreciation(1) & Software Amortization	9	10	—	19
Other Intangible Amortization	2	3	—	5
Three Months Ended April 30, 2017
Net sales	$682	$536	$(2)	$1,216
Adjusted EBITDA	108	49	—	157
Depreciation(1) & Software Amortization	9	10	—	19
Other Intangible Amortization	2	1	—	3

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	April 29, 2018	April 30, 2017
Total Adjusted EBITDA	$190	$157
Depreciation and amortization(1)	24	22
Stock-based compensation	6	6
Restructuring	7	—
Acquisition and integration costs (2)	2	—
Operating income	151	129
Interest expense	34	49
Interest (income)	(1)	—
Loss on extinguishment of debt(3)	—	3
Income from Continuing Operations Before Provision for Income Taxes	118	77
Provision for income taxes	29	19
Income from continuing operations	89	58
Income from discontinued operations, net of tax	—	27
Net income	$89	$85

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the cost incurred in the acquisition and integration of A.H. Harris Construction Supplies.

(3)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

On March 5, 2018, the Company completed the acquisition of A.H. Harris for a total purchase price of approximately $362 million, net of cash acquired. A.H. Harris is included in the Construction & Industrial reportable segment. The acquisition reduced total assets of the Corporate reportable segment by the purchase price and increased total assets of the Construction & Industrial reportable segment by approximately $412 million

NOTE 12—SUBSIDIARY GUARANTORS

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(v)                     during the period when the rating on the April 2016 Senior Unsecured Notes is changed to investment grade and certain covenants cease to apply while such investment grade rating is maintained, upon the merger or consolidation of any Subsidiary Guarantor with and into another subsidiary that is not a Subsidiary Guarantor with such other subsidiary being the surviving entity in such merger or consolidation, or upon liquidation of such Subsidiary Guarantor following the transfer of all of its assets to a subsidiary that is not a Subsidiary Guarantor;

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

In connection with the issuance of the April 2016 Senior Unsecured Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed cash flow statements for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,352	$37	$—	$1,389
Cost of sales	—	818	19	—	837
Gross Profit	—	534	18	—	552
Operating expenses:
Selling, general and administrative	21	337	14	—	372
Depreciation and amortization	4	18	—	—	22
Restructuring	5	2	—	—	7
Total operating expenses	30	357	14	—	401
Operating Income (Loss)	(30)	177	4	—	151
Interest expense	37	22	—	(25)	34
Interest (income)	(22)	(4)	—	25	(1)
Net (earnings) loss of equity affiliates	(161)	—	—	161	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	116	159	4	(161)	118
Provision (benefit) for income taxes	27	1	1	—	29
Income (Loss) from Continuing Operations	89	158	3	(161)	89
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	$89	$158	$3	$(161)	$89
Other comprehensive income (loss)—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$90	$158	$4	$(162)	$90

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended April 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,185	$32	$(1)	$1,216
Cost of sales	—	716	17	(1)	732
Gross Profit	—	469	15	—	484
Operating expenses:
Selling, general and administrative	21	301	12	—	334
Depreciation and amortization	4	17	—	—	21
Total operating expenses	25	318	12	—	355
Operating Income (Loss)	(25)	151	3	—	129
Interest expense	56	34	1	(42)	49
Interest (income)	(34)	(8)	—	42	—
Loss on extinguishment of debt	3	—	—	—	3
Net (earnings) loss of equity affiliates	(155)	—	—	155	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	105	125	2	(155)	77
Provision (benefit) for income taxes	18	1	—	—	19
Income (Loss) from Continuing Operations	87	124	2	(155)	58
Income (loss) from discontinued operations, net of tax	(2)	29	—	—	27
Net Income (Loss)	$85	$153	$2	$(155)	$85
Other comprehensive income (loss)—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income (Loss)	$86	$153	$3	$(156)	$86

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of April 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$126	$17	$4	$—	$147
Receivables, net	3	703	22	—	728
Inventories	—	772	20	—	792
Intercompany receivables	—	1	—	(1)	—
Other current assets	17	37	1	—	55
Total current assets	146	1,530	47	(1)	1,722
Property and equipment, net	159	183	2	—	344
Goodwill	—	1,984	—	—	1,984
Intangible assets, net	—	208	1	—	209
Deferred tax asset	238	—	2	(80)	160
Investment in subsidiaries	4,162	—	—	(4,162)	—
Intercompany notes receivable	189	1,165	—	(1,354)	—
Other assets	14	4	—	—	18
Total assets	$4,908	$5,074	$52	$(5,597)	$4,437
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$447	$17	$—	$475
Accrued compensation and benefits	29	43	2	—	74
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	1	(1)	—
Other current liabilities	120	112	6	—	238
Total current liabilities	171	602	26	(1)	798
Long-term debt, excluding current installments	2,035	—	52	—	2,087
Deferred tax liabilities	—	80	—	(80)	—
Intercompany notes payable (1)	1,165	189	—	(1,354)	—
Other liabilities	45	15	—	—	60
Total liabilities	3,416	886	78	(1,435)	2,945
Stockholder’s equity (deficit)	1,492	4,188	(26)	(4,162)	1,492
Total liabilities and stockholder’s equity (deficit)	$4,908	$5,074	$52	$(5,597)	$4,437

(1)         During the three months ended April 29, 2018, the Parent completed a non-cash debt contribution to the Guarantor Subsidiaries of approximately $958 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of January 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$539	$15	$4	$—	$558
Receivables, net	7	584	21	—	612
Inventories	—	654	20	—	674
Intercompany receivables	—	2	—	(2)	—
Other current assets	15	15	1	—	31
Total current assets	561	1,270	46	(2)	1,875
Property and equipment, net	152	170	3	—	325
Goodwill	—	1,807	—	—	1,807
Intangible assets, net	—	90	1	—	91
Deferred tax asset	264	—	2	(61)	205
Investment in subsidiaries	2,811	—	—	(2,811)	—
Intercompany notes receivable	1,005	1,083	—	(2,088)	—
Other assets	12	3	—	—	15
Total assets	$4,805	$4,423	$52	$(4,962)	$4,318
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$353	$13	$—	$377
Accrued compensation and benefits	34	57	4	—	95
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	2	(2)	—
Other current liabilities	43	88	7	—	138
Total current liabilities	99	498	26	(2)	621
Long-term debt, excluding current installments	2,032	—	58	—	2,090
Deferred tax liabilities	—	61	—	(61)	—
Intercompany notes payable	1,083	1,005	—	(2,088)	—
Other liabilities	125	16	—	—	141
Total liabilities	3,339	1,580	84	(2,151)	2,852
Stockholder’s equity (deficit)	1,466	2,843	(32)	(2,811)	1,466
Total liabilities and stockholder’s equity (deficit)	$4,805	$4,423	$52	$(4,962)	$4,318

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended April 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$113	$(66)	$3	$—	$50
Cash flows from investing activities
Capital expenditures	(9)	(10)	—	—	(19)
Payments for businesses acquired, net	—	—	(362)	—	(362)
Proceeds from sales of property and equipment	—	—	—	—	—
Investments in equity affiliates (1)	(365)	—	(3)	368	—
Proceeds from (payments of) intercompany notes	—	75	—	(75)	—
Net cash flows from investing activities	$(374)	$65	$(365)	$293	$(381)
Cash flows from financing activities
Equity contribution (distribution) (1)	(71)	3	365	(368)	(71)
Borrowings of (repayments of) intercompany notes	(75)	—	—	75	—
Repayments of long-term debt	(3)	—	—	—	(3)
Borrowings on long-term revolver debt	—	—	6	—	6
Repayments on long-term revolver debt	—	—	(9)	—	(9)
Other financing activities	(3)	—	—	—	(3)
Net cash flows from financing activities	(152)	3	362	(293)	(80)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(413)	$2	$—	$—	$(411)
Cash and cash equivalents at beginning of period	539	15	4	—	558
Cash and cash equivalents at end of period	$126	$17	$4	$—	$147

(1)         During the three months ended April 29, 2018, the Parent completed a cash contribution of approximately $365 million to a Non-Guarantor Subsidiary to execute the purchase of A.H. Harris. Subsequent to the acquisition, the A.H. Harris entities became Guarantor Subsidiaries.

	Three Months April 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$139	$(56)	$—	$—	$83
Cash flows from investing activities
Capital expenditures	(6)	(18)	—	—	(24)
Proceeds from sales of property and equipment	—	2	—		2
Proceeds from (payments of) intercompany notes	—	73	—	(73)	—
Net cash flows from investing activities	$(6)	$57	$—	$(73)	$(22)
Cash flows from financing activities
Borrowings of (repayments of) intercompany notes	(73)	—	—	73	—
Repayments of long-term debt	(100)	—	—	—	(100)
Borrowings on long-term revolver debt	75	—	—	—	75
Repayments on long-term revolver debt	(54)	—	(1)	—	(55)
Debt issuance costs	(5)	—	—	—	(5)
Other financing activities	3	—	—	—	3
Net cash flows from financing activities	(154)	—	(1)	73	(82)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(21)	$1	$(1)	$—	$(21)
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$30	$18	$4	$—	$52

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — REVENUE

The Company’s revenues are earned from contracts with customers. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

The Company adopted the provisions of ASC 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the modified retrospective method on January 29, 2018 (the first day of fiscal 2018). The Company concluded that most of its contracts with customers consist of a single performance obligation to transfer promised goods or services and therefore are not impacted by the adoption of ASC 606. The adoption of ASC 606 impacted the Company’s method of recognizing certain installation income, which was generally recognized when the customer order was fully installed. ASC 606 requires installation income to be recognized as each performance obligation within a contract is completed. The Company’s installation contracts are typically completed in less than 90 days. Due to the seasonal nature of the Company’s installation business, recognized revenue could shift between quarters within the year. The adoption of ASC 606 did not have a material impact on the Company’s financial position, results of operations or cash flows. As such, the Company did not make any adjustments to its financial position upon adoption.

Nature of Products and Services

Both Facilities Maintenance and Construction & Industrial serve unique end markets. Facilities Maintenance offers products that serve the maintenance, repair and operations (“MRO”) end market as well as value-added services. Construction & Industrial offers products used broadly across both the residential and non-residential construction end markets as well as light remodeling supplies for small remodeling contractors and trade professionals. For additional information regarding the nature of products and services offered by the Company’s reportable segments, see “Description of segments” within Item 2 of this report on Form 10-Q.

Revenue Recognition

The Company recognizes revenue, net of allowances for returns and discounts and any taxes collected from the customer, when an identified performance obligation is satisfied by the transfer of control of promised products or services to the customer. The Company ships products to customers by internal fleet and third-party carriers. Transfer of control to the customer for products generally occurs at the point of destination (i.e., upon transfer of title and risk of loss of product). Transfer of control to the customer for services occurs when the customer has the right to direct the use of and obtain substantially all the remaining benefits of the asset that is created or enhanced from the service. The Company accounts for shipping and handling costs associated with outbound freight after the control or a product has transferred to a customer as a fulfillment cost. Such costs are included in Selling, general and administrative expenses.

Disaggregation of Revenue

The Company elected to disaggregate the revenue of Facilities Maintenance by its demand types: MRO and Property Improvement, and Construction & Industrial by its end markets: Non-Residential Construction, Residential Construction, and Other. The Company believes this disaggregation appropriately meets the objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended
	April 29, 2018	April 30, 2017
Facilities Maintenance
Maintenance, Repair, and Operations	$636	$606
Property Improvement	87	76
Total Facilities Maintenance Net Sales	723	682
Construction & Industrial
Non-Residential Construction	449	348
Residential Construction	176	153
Other	41	35
Total Construction & Industrial Net Sales	666	536
Inter-segment Eliminations	—	(2)
Total HD Supply Net Sales	$1,389	$1,216

Contract Balances

Because the timing of satisfaction of identified performance obligations may differ from the timing of invoicing to customers for certain installation contracts, this may result in the recognition of a contract asset or liability. The Company records a contract asset when it recognizes revenue prior to invoicing, or a contract liability when revenue is recognized subsequent to invoicing. Contract assets are reclassified as accounts receivable upon invoicing and contract liabilities are relieved upon recognition of revenue. As of April 29, 2018, the Company’s contract assets and contract liabilities, which are included in Other Current Assets and Other Current Liabilities, respectively, within the Consolidated Balance Sheets, are not material.

Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 45 days. As such, in instances where the timing of revenue recognition differs from the timing of invoicing, the Company has concluded that its contracts with customers does not include a significant financing component because customer payments for goods and services are received in less than one year. All remaining performance obligations as of April 29, 2018 are not material.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Stock Compensation — In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. That Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no material impact to the Company’s financial position, results of operations or cash flows.

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update should be applied retrospectively to all periods presented. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no material impact on the Company’s financial position, results of operations or cash flows. On a prospective basis, ASU 2016-18 will only impact the Company to the extent it has restricted cash.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no adjustment to retained earnings.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no revision to prior periods.

Revenue recognition — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers” (“ASU 2014-09”), amended by ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” and ASU 2017-14, “Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).” The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.

The Company adopted ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018) using the modified retrospective method. See “Note 13, Revenue” for the Company’s revenue accounting policies and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), amended by ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” and ASU 2018-01, “Leases (Topic 842)-Land Easement Practical Expedient for

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transition to Topic 842.” The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-02.

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”) and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, we serve these markets with an integrated go-to-market strategy. We have approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 650,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

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

In addition to the reportable segments, the Company’s consolidated financial results include Corporate. Corporate incurs costs related to the Company’s centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services. All Corporate overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the Company’s reportable segments. Eliminations include the adjustments necessary to eliminate intercompany transactions.

Acquisition

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

On March 5, 2018, we acquired A.H. Harris Construction Supplies (“A.H. Harris”) for total purchase price of approximately $362 million in cash. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions and is included within Construction & Industrial. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see “Note 2, Acquisition,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

During first quarter 2018, we incurred approximately $2 million of costs related to the acquisition and integration of A.H. Harris. We expect to incur a total of approximately $4 million of acquisition and integration costs related to this acquisition during fiscal 2018.

Discontinued operations

On August 1, 2017, the Company completed the sale of its Waterworks business. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior periods presented have been revised to reflect this presentation. For additional detail related to the sale of the Waterworks business and the results of operations of discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks. The fiscal year ending January 28, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended April 29, 2018 (“first quarter 2018”) and April 30, 2017 (“first quarter 2017”) both include 13 weeks.

Key business metrics

Net sales

We earn our Net sales primarily from the sale of construction, maintenance, repair and operations, and renovation and improvement-related products and our provision of related services to approximately 500,000 customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when an identified performance obligation is satisfied by transfer of the promised goods or services to the customer. Net sales in certain business units fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

We ship products to customers by internal fleet and by third-party carriers. Net sales are recognized from product sales when control of the products and services are passed to the customer, which generally occurs at the point of destination.

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. We account for shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost. Such costs are included in Selling, general and administrative expenses.

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight and the sale price to our customers. The cost of outbound freight, purchasing, receiving and warehousing are included in Selling, general and administrative expenses within operating expenses. Our Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution networks in Cost of sales.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 28, 2018.

Adjusted net income is defined as Net income less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	April 29, 2018	April 30, 2017
Net income	$89	$85
Less income from discontinued operations, net of tax	—	27
Income from continuing operations	89	58
Interest expense, net	33	49
Provision for income taxes	29	19
Depreciation and amortization (1)	24	22
Loss on extinguishment of debt (2)	—	3
Restructuring charges (3)	7	—
Stock-based compensation	6	6
Acquisition and integration costs (4)	2	—
Adjusted EBITDA	$190	$157

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(3)         Represents the costs related to exiting the Company’s previous corporate headquarters and the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs. For additional information, see “Note 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

(4)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended
	April 29, 2018	April 30, 2017
Net income	$89	$85
Less income from discontinued operations, net of tax	—	27
Income from continuing operations	89	58
Plus: Provision for income taxes	29	19
Less: Cash income taxes	(2)	(3)
Plus: Amortization of acquisition-related intangible assets (other than software)	5	3
Plus: Loss on extinguishment of debt (1)	—	3
Plus: Restructuring charges (2)	7	—
Plus: Acquisition and integration costs (3)	2	—
Adjusted Net Income	$130	$80

(1)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(2)         Represents the costs related to exiting the Company’s previous corporate headquarters and the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs. For additional information, see “Note 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

(3)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

Consolidated results of operations

Dollars in millions

				% of Net Sales
	Three Months Ended		Percentage	Three Months Ended		Basis Point
	April 29, 2018	April 30, 2017	Increase (Decrease)	April 29, 2018	April 30, 2017	Increase (Decrease)
Net sales	$1,389	$1,216	14.2%	100.0%	100.0%	—
Gross Profit	552	484	14.0	39.7	39.8	(10)
Operating expenses:
Selling, general and administrative	372	334	11.4	26.8	27.5	(70)
Depreciation and amortization	22	21	4.8	1.5	1.7	(20)
Restructuring Charges	7	—	*	0.5	—	50
Total operating expenses	401	355	13.0	28.8	29.2	(40)
Operating Income	151	129	17.1	10.9	10.6	30
Interest expense	34	49	(30.6)	2.4	4.0	(160)
Interest (income)	(1)	—	*	(0.1)	—	(10)
Loss on extinguishment of debt	—	3	*	—	0.2	(20)
Income from Continuing Operations Before Provision for Income Taxes	118	77	53.2	8.6	6.4	220
Provision for income taxes	29	19	52.6	2.2	1.6	60
Income from Continuing Operations	89	58	53.4	6.4	4.8	160
Income from discontinued operations, net of tax	—	27	*	—	2.2	(220)
Net Income	$89	$85	4.7	6.4	7.0	(60)
Non-GAAP financial data:
Adjusted EBITDA	$190	$157	21.0	13.7	12.9	80
Adjusted net income	$130	$80	62.5	9.4	6.6	280

* Not meaningful

Highlights

Net sales in first quarter 2018 increased $173 million, or 14.2%, as compared to first quarter 2017. Operating income in first quarter 2018 increased $22 million, or 17.1%, as compared to first quarter 2017. Net income in first quarter 2018 increased $4 million, to $89 million, compared to first quarter 2017. Adjusted EBITDA in first quarter 2018 increased $33 million, or 21.0%, as compared to first quarter 2017. Adjusted net income in first quarter 2018 increased $50 million, or 62.5%, as compared to first quarter 2017 due primarily to growth in operations, and, to a lesser extent, a decline in interest expense as a result of lower outstanding debt balances. As of April 29, 2018, our total liquidity was $880 million. See “Liquidity and Capital Resources — External Financing” for further information.

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during the second half of fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent. In addition, the Company relocated its corporate headquarters. Management expects to incur $13 million to $15 million under this plan, and expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years.

During the three months ended April 29, 2018, our activities under this restructuring plan resulted in restructuring charges of $7 million, primarily comprised of charges related to exiting our previous corporate headquarters. We expect to incur up to an additional $2 million of restructuring charges in fiscal 2018 primarily for severance and other employee related costs. For additional information, see “Note 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in first quarter 2018 increased $173 million, or 14.2%, compared to first quarter 2017.

Both of our reportable segments delivered an increase in Net sales in first quarter 2018 as compared to first quarter 2017. The Net sales increases were primarily due to increases from market volume and growth initiatives at each of our businesses and the acquisition of A.H. Harris. Growth initiatives contributed approximately $71 million in first quarter 2018. Organic sales growth was $120 million, or 9.9%, for first quarter 2018 as compared to first quarter 2017.

Gross profit

Gross profit increased $68 million, or 14.0%, during first quarter 2018 as compared to first quarter 2017.

Both of our reportable segments delivered an increase in Gross profit in first quarter 2018 as compared to first quarter 2017 primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 10 basis points to 39.7% in first quarter 2018 as compared to 39.8% in first quarter 2017. The decline in gross margin was primarily driven by the acquisition of A.H. Harris. Excluding the acquisition of A.H. Harris, gross margin improved approximately 20 basis points.

Operating expenses

Operating expenses increased $46 million, or 13.0%, during first quarter 2018 as compared to first quarter 2017.

Selling, general and administrative expenses increased $38 million, or 11.4%, to $372 million during first quarter 2018 as compared to first quarter 2017. The increase was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Restructuring charges increased $7 million in first quarter 2018 as compared to first quarter 2017 as the Company relocated its corporate headquarters and continued restructuring activities under the restructuring plan initiated in fiscal 2017.

Operating expenses as a percentage of Net sales decreased approximately 40 basis points to 28.8%, in first quarter 2018 as compared to first quarter 2017. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 70 basis points to 26.8% in first quarter 2018 as compared to first quarter 2017. The decrease was primarily a result of the leverage of fixed costs through sales volume increase, partially offset by increased investments in growth initiatives.

Operating income

Operating income increased $22 million, or 17.1%, to $151 million during first quarter 2018 as compared to first quarter 2017, primarily due to higher sales volume, partially offset by the increase in operating expenses.

Operating income as a percentage of Net sales increased approximately 30 basis points to 10.9% during first quarter 2018 as compared to first quarter 2017. The increase was primarily due to the decrease in Selling, general and administrative expenses as a percentage of Net sales offset by the increase in restructuring costs and the decline in gross margins.

Interest expense

Interest expense decreased $15 million, or 30.6%, during first quarter 2018 as compared to first quarter 2017. The decrease was due to a lower average outstanding balance as a result of using proceeds from the sale of businesses to reduce indebtedness, partially offset by an increase in the average effective interest rate primarily due to an increase in non-cash amortization of deferred financing costs.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in first quarter 2018 was $29 million compared to $19 million in first quarter 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  The Tax Act significantly lowered the Company’s federal statutory rate from 35% to 21%.

The effective rate for continuing operations for first quarter 2018 and first quarter 2017 was 24.6% and 24.7%, respectively. The effective rate in first quarter 2017 was meaningfully impacted by the exercise and vesting of stock-based awards, which lowered the effective rate by approximately 1,450 basis points.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of April 29, 2018 and January 28, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA increased $33 million, or 21.0%, in first quarter 2018 as compared to first quarter 2017. Both of our reportable segments generated an increase in Adjusted EBITDA in first quarter 2018 as compared to first quarter 2017.

The increase in Adjusted EBITDA was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales increase approximately 80 basis points to 13.7% in first quarter 2018 as compared to first quarter 2017, primarily due to the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives and decline in gross margin.

Adjusted net income

Adjusted net income increased $50 million, or 62.5%, in first quarter 2018 as compared to first quarter 2017. The increase in Adjusted net income was attributable to growth in operations and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
Dollars in millions	April 29, 2018	April 30, 2017	Increase (Decrease)
Net sales	$723	$682	6.0%
Operating income	$104	$93	11.8%
% of Net sales	14.4%	13.6%	80	bps
Depreciation and amortization	11	11	*
Other	8	4	*
Adjusted EBITDA	$123	$108	13.9%
% of Net sales	17.0%	15.8%	120	bps

* Not meaningful

Net Sales

Net sales increased $41 million, or 6.0%, in first quarter 2018 as compared to first quarter 2017.

The increase in Net sales was primarily due to growth in the multifamily and hospitality industries and growth initiatives. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile application, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA increased $15 million, or 13.9%, in first quarter 2018 as compared to first quarter 2017.

The increase in Adjusted EBITDA was primarily due to increased sales volume, partially offset by increased Selling, general and administrative expenses due to growth initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in first quarter 2018 as compared to first quarter 2017. The increase was primarily driven by improvements in gross margins.

Construction & Industrial

	Three Months Ended
Dollars in millions	April 29, 2018	April 30, 2017	Increase (Decrease)
Net sales	$666	$536	24.3%
Operating income	$47	$36	30.6%
% of Net sales	7.1%	6.7%	40	bps
Depreciation and amortization	13	11	18.2%
Other	7	2	*
Adjusted EBITDA	$67	$49	36.7%
% of Net sales	10.1%	9.1%	100	bps

* Not meaningful

Net Sales

Net sales increased $130 million, or 24.3%, in first quarter 2018 as compared to first quarter 2017.

Growth initiatives contributed to the increase in Net sales in first quarter 2018 driven by our Managed Sales Approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales was positively impacted by end-market improvement in both non-residential and residential housing markets. On an organic basis, excluding the sales of recently acquired A.H. Harris, sales growth was $77 million, or 14.4%, for first quarter 2018 as compared to first 2017.

Adjusted EBITDA

Adjusted EBITDA increased $18 million, or 36.7%, in first quarter 2018 as compared to first quarter 2017.

The increase in Adjusted EBITDA in first quarter 2018 as compared to first quarter 2017 was primarily driven by growth initiatives and market volume. This increase was partially offset by lower rebar gross margins and increased Selling, general and administrative expenses related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in first quarter 2018 as compared to first quarter 2017. The increase was driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases, partially offset by gross margin pressure from product mix and declines in rebar gross margins. Rebar margins are declining due to an increase in steel costs impacted by tariffs and duties. We have been unable to pass along all of the cost increases to our customers due to the competitive environment.

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

During first quarter 2018, the Company’s use of cash was primarily driven by the payment for businesses acquired, in addition to the payment of interest on debt, capital expenditures and purchases of treasury shares.

As of April 29, 2018, our combined liquidity of approximately $880 million was comprised of $150 million in cash and cash equivalents and $730 million of additional available borrowings (excluding $174 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase
Amounts in millions	April 29, 2018	April 30, 2017	(Decrease)

Operating activities	$50	$83	$(33)
Investing activities	(381)	(22)	(359)
Financing activities	(77)	(66)	(11)

Working capital

Working capital, excluding cash and cash equivalents, was $773 million as of April 29, 2018, decreasing $220 million as compared to $993 million as of April 30, 2017.  Working capital, excluding the impact of discontinued operations and cash and cash equivalents increased $119 million. The increase was primarily driven by business growth and the acquired capital of A.H. Harris, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable, as well as an increase in Other current liabilities for the corporate headquarters financing liability.

Operating activities

During first quarter 2018, cash provided by operating activities was $50 million compared to $83 million in first quarter 2017. Cash interest paid in first quarter 2018 was $42 million, compared to $44 million in first quarter 2017. Cash flows from operating activities during first quarter 2017 included a payment of $4 million of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows from operating activities for discontinued operations were zero and $11 million during first quarter 2018 and first quarter 2017, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $28 million in first quarter 2018 as compared to first quarter 2017. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to investments in working capital for business growth, partially offset by growth in earnings of continuing operations.

Investing activities

During first quarter 2018, cash used by investing activities was $381 million, comprised of $362 million for the acquisition of A.H. Harris and $19 million of capital expenditures.  During first quarter 2017, cash used by investing activities was $22 million, comprised of $24 million of capital expenditures, partially offset by $2 million of cash received from the sale of property and equipment.

Financing activities

During first quarter 2018, cash used in financing activities was $77 million, primarily due to purchases of treasury shares of $64 million, tax withholdings on stock-based awards of $6 million, and net debt repayments of $6 million, partially offset by proceeds from employee stock option exercises of $2 million.

During first quarter 2017, cash used in financing activities was $66 million, primarily due to net debt repayments of $80 million, payments for debt issuance costs of $5 million and purchases of treasury shares of $9 million, offset by proceeds from employee stock option exercises of $25 million.

External financing

As of April 29, 2018, we had an aggregate principal amount of $2,098 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $6 million and $24 million, respectively, and $904 million of Excess Availability (as defined in the agreement) under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $174 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Rating agency actions

In April 2018, Standard & Poor’s Global Ratings (“S&P”) upgraded HDS’s Corporate Family Rating from BB Stable to BB+ Stable,  the Term B-3 Loans and Term B-4 Loans from BB+ to BBB- and the April 2016 Senior Unsecured Notes from B+ to BB-. Additionally, S&P affirmed its rating of the Senior ABL Facility as BBB-. S&P cited HDS’s improved operating performance and credit metrics as rationale for the upgrades. S&P affirmed its ratings outlook as stable.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 28, 2018, except for those related to the adoption of ASC 606, Revenue from Contracts with Customers. See “Note 13, Revenue” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for further information.

Recent accounting pronouncements

See “Note 14, Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended January 28, 2018.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of April 29, 2018 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of April 29, 2018 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, for the fiscal year ended January 28, 2018.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended January 28, 2018 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under this plan, Holdings has repurchased approximately 1.77 million shares for approximately $67 million during the three months ended April 29, 2018.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion.

Under both plans, Holdings repurchased approximately 1.81 million shares of its common stock for approximately $68 million during the three months ended April 30, 2018.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2018 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 29 - February 25	261,983	$36.06	261,983	$449,771,722
February 26 - March 25	310,427	37.01	310,427	438,472,383
March 26 - April 29	1,234,121	38.27	1,234,121	392,672,658
Total	1,806,531	$37.73	1,806,531

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President and Chief Financial Officer