Form 10-Q
period 2018-07-29
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2018-09-05
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018

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

HD Supply Holdings, Inc. ☐
HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of September 3, 2018:

HD Supply Holdings, Inc.	183,776,667 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

•                  interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;

•                  potential material liabilities under our self-insured programs;

•                  our ability to attract, train and retain highly-qualified associates and key personnel;

•                  new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net Sales	$1,600	$1,352	$2,989	$2,568
Cost of sales	978	813	1,815	1,545
Gross Profit	622	539	1,174	1,023
Operating expenses:
Selling, general and administrative	384	338	756	672
Depreciation and amortization	25	21	47	42
Restructuring	2	—	9	—
Total operating expenses	411	359	812	714
Operating Income	211	180	362	309
Interest expense	35	49	69	98
Interest (income)	—	—	(1)	—
Loss on extinguishment of debt	—	—	—	3
Income from Continuing Operations Before Provision for Income Taxes	176	131	294	208
Provision for income taxes	46	50	75	69
Income from Continuing Operations	130	81	219	139
Income from discontinued operations, net of tax	1	361	1	388
Net Income	$131	$442	$220	$527
Other comprehensive income (loss) — foreign currency translation adjustment	1	(3)	2	(2)
Total Comprehensive Income	$132	$439	$222	$525

Weighted Average Common Shares Outstanding (thousands)
Basic	182,992	197,752	183,659	199,230
Diluted	183,822	198,954	184,456	201,010

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.71	$0.41	$1.19	$0.70
Income from Discontinued Operations	$0.01	$1.83	$0.01	$1.95
Net Income	$0.72	$2.24	$1.20	$2.65
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.71	$0.41	$1.19	$0.69
Income from Discontinued Operations	$0.01	$1.81	$0.01	$1.93
Net Income	$0.71	$2.22	$1.19	$2.62

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 29, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$228	$558
Receivables, less allowance for doubtful accounts of $17 and $12	843	612
Inventories	813	674
Other current assets	45	31
Total current assets	1,929	1,875
Property and equipment, net	345	325
Goodwill	1,992	1,807
Intangible assets, net	203	91
Deferred tax asset	119	205
Other assets	18	15
Total assets	$4,606	$4,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$488	$377
Accrued compensation and benefits	104	95
Current installments of long-term debt	11	11
Other current liabilities	247	138
Total current liabilities	850	621
Long-term debt, excluding current installments	2,087	2,090
Other liabilities	61	141
Total liabilities	2,998	2,852
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 183.8 million and 185.7 million shares issued and outstanding at July 29, 2018 and January 28, 2018, respectively	2	2
Paid-in capital	4,047	4,029
Accumulated deficit	(1,745)	(1,966)
Accumulated other comprehensive loss	(15)	(17)
Treasury stock, at cost, 20.8 and 18.2 million shares at July 29, 2018 and January 28, 2018, respectively	(681)	(582)
Total stockholders’ equity	1,608	1,466
Total liabilities and stockholders’ equity	$4,606	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 29, 2018	July 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220	$527
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	50
Provision for uncollectibles	6	4
Non-cash interest expense	11	6
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment of debt	—	3
Stock-based compensation expense	12	12
Deferred income taxes	70	(223)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(183)	(258)
(Increase) decrease in inventories	(104)	(141)
(Increase) decrease in other current assets	(5)	—
Increase (decrease) in accounts payable and accrued liabilities	108	212
Increase (decrease) in other long-term liabilities	1	1
Net cash provided by (used in) operating activities	186	189
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47)	(43)
Proceeds from sales of property and equipment	—	2
Payments for businesses acquired, net of cash acquired	(362)	—
Net cash provided by (used in) investing activities	(409)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	6	29
Purchase of treasury shares	(93)	(414)
Tax withholdings on stock-based awards	(6)	—
Repayments of long-term debt	(5)	(103)
Borrowings on long-term revolver debt	10	599
Repayments on long-term revolver debt	(16)	(261)
Debt issuance costs	—	(6)
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	(107)	(156)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(330)	$(8)
Cash and cash equivalents at beginning of period	558	75
Cash and cash equivalents at end of period	$228	$67

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net Sales	$1,600	$1,352	$2,989	$2,568
Cost of sales	978	813	1,815	1,545
Gross Profit	622	539	1,174	1,023
Operating expenses:
Selling, general and administrative	384	338	756	672
Depreciation and amortization	25	21	47	42
Restructuring	2	—	9	—
Total operating expenses	411	359	812	714
Operating Income	211	180	362	309
Interest expense	35	49	69	98
Interest (income)	—	—	(1)	—
Loss on extinguishment of debt	—	—	—	3
Income from Continuing Operations Before Provision for Income Taxes	176	131	294	208
Provision for income taxes	46	50	75	69
Income from Continuing Operations	130	81	219	139
Income from discontinued operations, net of tax	1	361	1	388
Net Income	$131	$442	$220	$527
Other comprehensive income (loss) — foreign currency translation adjustment	1	(3)	2	(2)
Total Comprehensive Income	$132	$439	$222	$525

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	July 29, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$227	$558
Receivables, less allowance for doubtful accounts of $17 and $12	843	612
Inventories	813	674
Other current assets	45	31
Total current assets	1,928	1,875
Property and equipment, net	345	325
Goodwill	1,992	1,807
Intangible assets, net	203	91
Deferred tax asset	119	205
Other assets	18	15
Total assets	$4,605	$4,318
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$488	$377
Accrued compensation and benefits	104	95
Current installments of long-term debt	11	11
Other current liabilities	247	138
Total current liabilities	850	621
Long-term debt, excluding current installments	2,087	2,090
Other liabilities	61	141
Total liabilities	2,998	2,852
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at July 29, 2018 and January 28, 2018	—	—
Paid-in capital	3,208	3,290
Accumulated deficit	(1,586)	(1,807)
Accumulated other comprehensive loss	(15)	(17)
Total stockholder’s equity	1,607	1,466
Total liabilities and stockholder’s equity	$4,605	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 29, 2018	July 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220	$527
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	50
Provision for uncollectibles	6	4
Non-cash interest expense	11	6
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment of debt	—	3
Stock-based compensation expense	12	12
Deferred income taxes	70	(223)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(183)	(258)
(Increase) decrease in inventories	(104)	(141)
(Increase) decrease in other current assets	(5)	—
Increase (decrease) in accounts payable and accrued liabilities	108	212
Increase (decrease) in other long-term liabilities	1	1
Net cash provided by (used in) operating activities	186	189
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47)	(43)
Proceeds from sales of property and equipment	—	2
Payments for businesses acquired, net of cash acquired	(362)	—
Net cash provided by (used in) investing activities	(409)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(94)	(395)
Repayments of long-term debt	(5)	(103)
Borrowings on long-term revolver debt	10	599
Repayments on long-term revolver debt	(16)	(261)
Debt issuance costs	—	(6)
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	(108)	(166)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(331)	$(18)
Cash and cash equivalents at beginning of period	558	73
Cash and cash equivalents at end of period	$227	$55

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 650,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks and the fiscal year ending January 29, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended July 29, 2018 (“second quarter 2018”) and July 30, 2017 (“second quarter 2017”) both include 13 weeks. The six months ended July 29, 2018 and July 30, 2017 both include 26 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At July 29, 2018 and January 28, 2018, self-insurance reserves totaled approximately $56 million and $51 million, respectively.

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

On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supply (“A.H. Harris”) for a purchase price of approximately $362 million, net of cash acquired and subject to a final working capital adjustment. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States.

In accordance with ASC 805, the Company provisionally recorded the following assets and liabilities at fair value as of the date of the A.H. Harris acquisition: $185 million in goodwill, $123 million in definite-lived intangible assets, $13 million in property & equipment, $57 million in net working capital, and $17 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $19 million. The definite-lived intangible assets are comprised of $110 million in customer relationships and $13 million of trade names that will be amortized over a period of 12 years and 5 years, respectively.

From March 5, 2018 to July 29, 2018, A.H. Harris generated approximately $164 million in Net sales. During second quarter 2018 and the first six months of fiscal 2018, the Company incurred approximately $1 million and $3 million of costs, respectively, related to the acquisition and integration of A.H. Harris. The Company expects to incur a total of $8 million to $10 million of acquisition and integration costs during fiscal 2018.

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

In connection with presenting the Waterworks business unit as a discontinued operation in the second quarter of fiscal 2017, a net deferred tax asset of $323 million and corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Waterworks subsidiary was recorded in the second quarter of fiscal 2017. Upon recording the gain on the sale of Waterworks in the third quarter of fiscal 2017, the Company recognized a tax expense in discontinued operations, which included $323 million related to utilizing the deferred tax asset originally recorded in the second quarter of fiscal 2017.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$—	$746	$—	$1,403
Cost of sales	—	582	—	1,092
Gross Profit	—	164	—	311
Operating expenses:
Selling, general and administrative	—	100	—	197
Depreciation and amortization	—	3	—	6
Total operating expenses	—	103	—	203
Operating Income	—	61	—	108
(Gain) Loss on sales of businesses, net	(1)	—	(1)	—
Other (Income) expense, net	—	1	—	3
Income before provision (benefit) for income taxes	1	60	1	105
Provision (benefit) for income taxes	—	(301)	—	(283)
Income from discontinued operations, net of tax	$1	$361	$1	$388

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Six Months Ended
	July 29, 2018	July 30, 2017

Net cash flows provided by operating activities	$—	$17
Cash flows from investing activities:
Capital expenditures	—	(5)
Proceeds from sales of property and equipment, net	—	2
Net cash flows provided by (used in) investing activities	$—	$(3)

NOTE 4 — DEBT

HDS’s long-term debt as of July 29, 2018 and January 28, 2018 consisted of the following (dollars in millions):

	July 29, 2018		January 28, 2018
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$49	3.07	$58	2.86
Term B-3 Loans due 2021	531	4.33	534	3.94
Term B-4 Loans due 2023	542	4.58	544	4.19
April 2016 Senior Unsecured Notes due 2024	1,000	5.75	1,000	5.75
Total gross long-term debt	$2,122		$2,136
Less unamortized discount	(5)		(6)
Less unamortized deferred financing costs	(19)		(29)
Total net long-term debt	$2,098		$2,101
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,087		$2,090

(1)         Represents the stated rate of interest, without including the effect of discounts or premiums.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior ABL Facility

HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of July 29, 2018, HDS had $924 million of Excess Availability (as defined in the agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $134 million of borrowings available on qualifying cash balances). As of July 29, 2018, all outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of July 29, 2018, HDS was in compliance with all such covenants that were in effect on such date.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of July 29, 2018 and January 28, 2018 (amounts in millions):

	As of July 29, 2018		As of January 28, 2018
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$49	$49	$58	$57
Term Loans and Notes	2,073	2,133	2,078	2,158
Total	$2,122	$2,182	$2,136	$2,215

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

NOTE 6 — INCOME TAXES

For the six months ended July 29, 2018, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.5%. The effective rate for continuing operations for the six months ended July 30, 2017 was 33.2%.

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

As of July 29, 2018 and January 28, 2018, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $16 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of July 29, 2018 and January 28, 2018 was zero.  As of July 29, 2018 and January 28, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

As of July 29, 2018, the Company has completed its evaluation of its indefinite reinvestment assertion as a result of the Tax Act and has asserted that its Canadian earnings are permanently reinvested until such time that the Canadian borrowings under the Senior ABL Facility, which was initially drawn on during fiscal 2016, are paid off.  No provision for U.S. federal and state income taxes or foreign withholding taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 29, 2018 and July 30, 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Weighted-average common shares	182,992	197,752	183,659	199,230
Effect of potentially dilutive stock plan securities	830	1,202	797	1,780
Diluted weighted-average common shares	183,822	198,954	184,456	201,010
Stock plan securities excluded from dilution(1)	1,536	2,383	2,133	1,652

(1)         Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of July 29, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	July 29, 2018	January 28, 2018
Trade receivables, net of allowance for doubtful accounts	$770	$540
Vendor rebate receivables	57	58
Other receivables	16	14
Total receivables, net	$843	$612

Other Current Liabilities

Other current liabilities as of July 29, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	July 29, 2018	January 28, 2018
Corporate headquarters financing liability	$87	$—
Accrued non-income taxes	36	27
Accrued interest	17	21
Refund liability(1)	15	—
Other	92	90
Total other current liabilities	$247	$138

(1)         This amount represents the Company’s sales return estimate as of July 29, 2018 classified as a Current liability within the Consolidated Balance Sheet as required per ASC 606, Revenue from Contracts with Customers. The sales return estimate as of January 28, 2018 was approximately $12 million and was classified within Net receivables within the Consolidated Balance Sheet.

Supplemental Cash Flow Information

Cash paid for interest in the six months ended July 29, 2018 and July 30, 2017 was $61 million and $92 million, respectively. During the six months ended July 30, 2017, the Company paid $4 million of original issue discounts related to the extinguishment of debt.

Cash paid for income taxes, net of refunds, in the six months ended July 29, 2018 and July 30, 2017 was approximately $5 million and $10 million, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended July 29, 2018, HDS executed a cash equity distribution of $94 million to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. During the six months ended July 29, 2018, under this plan, Holdings repurchased 2,298,643 shares of its common stock for approximately $88 million.

In combination with the 2014 authorized share repurchase plan (utilizing proceeds from employee stock option exercises), Holdings repurchased a total of 2,426,141 shares of its common stock during the six months ended July 29, 2018 for approximately $93 million.

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

NOTE 9—RESTRUCTURING ACTIVITIES

Fiscal 2017 Plan

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s alignment and functional support strategies. During fiscal 2017, the Company initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a Construction & Industrial branch. In addition, the Company relocated its headquarters in first quarter 2018. During the three and six months ended July 29, 2018, the Company recognized $2 million and $9 million, respectively, of restructuring charges, primarily related to property lease obligations upon exiting the Company’s previous headquarters location, and, to a lesser extent, severance and other employee-related costs.

During fiscal 2017, the Company recognized $6 million of restructuring charges under this plan. Activities under this plan were completed in the second quarter of fiscal 2018 and no further charges are expected under this plan. The Company expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years. The Company is actively pursuing buyout options and subleasing opportunities for the Company’s previous headquarters location prior to its lease expiration in October 2020.

Payments for severance and employee-related costs incurred under this plan are expected to be substantially complete by the end of fiscal 2018. Payments related to the property lease obligations of the Company’s previous

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

headquarters location will continue until the expiration of the lease in October 2020 or until a buyout option is negotiated.

The following table presents the activity for the liability balances, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

	Severance	Relocation & Other Costs	Occupancy Costs	Total
Balance—January 28, 2018	$2	$1	$—	$3
Charges	2	2	5	9
Cash payments	(2)	(3)	(1)	(6)
Other	—	—	2	2
Balance—July 29, 2018	$2	$—	$6	$8

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

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Eliminations	Total Continuing Operations
Three Months Ended July 29, 2018
Net sales	$820	$781	$(1)	$1,600
Adjusted EBITDA	150	96	—	246
Depreciation(1) & Software Amortization	9	12	—	21
Other Intangible Amortization	2	4	—	6
Three Months Ended July 30, 2017
Net sales	$769	$584	$(1)	$1,352
Adjusted EBITDA	145	63	—	208
Depreciation(1) & Software Amortization	8	11	—	19
Other Intangible Amortization	3	—	—	3
Six Months Ended July 29, 2018
Net sales	$1,543	$1,447	$(1)	$2,989
Adjusted EBITDA	273	163	—	436
Depreciation(1) & Software Amortization	18	22	—	40
Other Intangible Amortization	4	7	—	11
Six Months Ended July 30, 2017
Net sales	$1,451	$1,120	$(3)	$2,568
Adjusted EBITDA	253	112	—	365
Depreciation(1) & Software Amortization	17	21	—	38
Other Intangible Amortization	5	1	—	6

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Total Adjusted EBITDA	$246	$208	$436	$365
Depreciation and amortization(1)	27	22	51	44
Stock-based compensation	6	6	12	12
Restructuring	2	—	9	—
Acquisition and integration costs(2)	1	—	3	—
Other	(1)	—	(1)	—
Operating income	211	180	362	309
Interest expense	35	49	69	98
Interest (income)	—	—	(1)	—
Loss on extinguishment of debt(3)	—	—	—	3
Income from Continuing Operations Before Provision for Income Taxes	176	131	294	208
Provision for income taxes	46	50	75	69
Income from continuing operations	130	81	219	139
Income from discontinued operations, net of tax	1	361	1	388
Net income	$131	$442	$220	$527

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

On March 5, 2018, the Company completed the acquisition of A.H. Harris for a purchase price of approximately $362 million, net of cash acquired. The acquisition reduced total assets of the Corporate reportable segment by the purchase price and increased total assets of the Construction & Industrial reportable segment by approximately $414 million.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Debt Issuer’s payment obligations under the April 2016 Senior Unsecured Notes are jointly and severally guaranteed by the Subsidiary Guarantors and all guarantees are full and unconditional.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,560	$41	$(1)	$1,600
Cost of sales	—	956	23	(1)	978
Gross Profit	—	604	18	—	622
Operating expenses:
Selling, general and administrative	17	353	14	—	384
Depreciation and amortization	5	20	—	—	25
Restructuring	1	1	—	—	2
Total operating expenses	23	374	14	—	411
Operating Income (Loss)	(23)	230	4	—	211
Interest expense	34	—	1	—	35
Interest (income)	—	—	—	—	—
Net (earnings) of equity affiliates	(229)	—	—	229	—
Income from Continuing Operations Before Provision for Income Taxes	172	230	3	(229)	176
Provision for income taxes	42	4	—	—	46
Income from Continuing Operations	130	226	3	(229)	130
Income from discontinued operations, net of tax	1	—	—	—	1
Net Income	$131	$226	$3	$(229)	$131
Other comprehensive income—foreign currency translation adjustment	1	—	1	(1)	1
Total Comprehensive Income	$132	$226	$4	$(230)	$132

	Three Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$1,316	$36	$—	$1,352
Cost of sales	—	793	20	—	813
Gross Profit	—	523	16	—	539
Operating expenses:
Selling, general and administrative	21	304	13	—	338
Depreciation and amortization	3	17	1	—	21
Total operating expenses	24	321	14	—	359
Operating Income (Loss)	(24)	202	2	—	180
Interest expense	56	31	1	(39)	49
Interest (income)	(32)	(7)	—	39	—
Net (earnings) of equity affiliates	(239)	—	—	239	—
Income from Continuing Operations Before Provision for Income Taxes	191	178	1	(239)	131
Provision for income taxes	48	1	1	—	50
Income from Continuing Operations	143	177	—	(239)	81
Income from discontinued operations, net of tax	299	61	1	—	361
Net Income	$442	$238	$1	$(239)	$442
Other comprehensive income (loss)—foreign currency translation adjustment	(3)	—	(3)	3	(3)
Total Comprehensive Income	$439	$238	$(2)	$(236)	$439

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Six Months Ended July 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$2,912	$78	$(1)	$2,989
Cost of sales	—	1,774	42	(1)	1,815
Gross Profit	—	1,138	36	—	1,174
Operating expenses:
Selling, general and administrative	38	690	28	—	756
Depreciation and amortization	9	38	—	—	47
Restructuring	6	3	—	—	9
Total operating expenses	53	731	28	—	812
Operating Income (Loss)	(53)	407	8	—	362
Interest expense	71	22	1	(25)	69
Interest (income)	(22)	(4)	—	25	(1)
Net (earnings) of equity affiliates	(390)	—	—	390	—
Income from Continuing Operations Before Provision for Income Taxes	288	389	7	(390)	294
Provision for income taxes	69	5	1	—	75
Income from Continuing Operations	219	384	6	(390)	219
Income from discontinued operations, net of tax	1	—	—	—	1
Net Income	$220	$384	$6	$(390)	$220
Other comprehensive income—foreign currency translation adjustment	2	—	2	(2)	2
Total Comprehensive Income	$222	$384	$8	$(392)	$222

	Six Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net Sales	$—	$2,501	$68	$(1)	$2,568
Cost of sales	—	1,509	37	(1)	1,545
Gross Profit	—	992	31	—	1,023
Operating expenses:
Selling, general and administrative	42	605	25	—	672
Depreciation and amortization	7	34	1	—	42
Total operating expenses	49	639	26	—	714
Operating Income (Loss)	(49)	353	5	—	309
Interest expense	112	66	1	(81)	98
Interest (income)	(66)	(15)	—	81	—
Net (earnings) of equity affiliates	(394)	—	—	394	—
Loss on extinguishment of debt	3	—	—	—	3
Income from Continuing Operations Before Provision for Income Taxes	296	302	4	(394)	208
Provision for income taxes	66	2	1	—	69
Income from Continuing Operations	230	300	3	(394)	139
Income from discontinued operations, net of tax	297	91	—	—	388
Net Income	$527	$391	$3	$(394)	$527
Other comprehensive income (loss)—foreign currency translation adjustment	(2)	—	(2)	2	(2)
Total Comprehensive Income	$525	$391	$1	$(392)	$525

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of July 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$204	$20	$3	$—	$227
Receivables, net	4	815	24	—	843
Inventories	—	793	20	—	813
Intercompany receivables	—	1	—	(1)	—
Other current assets	13	31	1	—	45
Total current assets	221	1,660	48	(1)	1,928
Property and equipment, net	156	186	3	—	345
Goodwill	—	1,992	—	—	1,992
Intangible assets, net	—	202	1	—	203
Deferred tax asset	198	—	2	(81)	119
Investment in subsidiaries	4,268	—	—	(4,268)	—
Intercompany notes receivable	189	1,181	—	(1,370)	—
Other assets	13	5	—	—	18
Total assets	$5,045	$5,226	$54	$(5,720)	$4,605
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8	$464	$16	$—	$488
Accrued compensation and benefits	32	69	3	—	104
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	1	(1)	—
Other current liabilities	124	117	6	—	247
Total current liabilities	175	650	26	(1)	850
Long-term debt, excluding current installments	2,038	—	49	—	2,087
Deferred tax liabilities	—	81	—	(81)	—
Intercompany notes payable(1)	1,181	189	—	(1,370)	—
Other liabilities	44	16	1	—	61
Total liabilities	3,438	936	76	(1,452)	2,998
Stockholder’s equity (deficit)	1,607	4,290	(22)	(4,268)	1,607
Total liabilities and stockholder’s equity (deficit)	$5,045	$5,226	$54	$(5,720)	$4,605

(1)         During the six months ended July 29, 2018, the Parent completed a non-cash debt contribution to the Guarantor Subsidiaries of approximately $958 million.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended July 29, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$208	$(27)	$5	$—	$186
Cash flows from investing activities
Capital expenditures	(17)	(29)	(1)	—	(47)
Payments for businesses acquired, net	—	—	(362)	—	(362)
Proceeds from sales of property and equipment	—	—	—	—	—
Investments in equity affiliates(1)	(365)	—	(3)	368	—
Proceeds from (payments of) intercompany notes	—	58	—	(58)	—
Net cash flows from investing activities	$(382)	$29	$(366)	$310	$(409)
Cash flows from financing activities
Equity contribution (distribution)(1)	(94)	3	365	(368)	(94)
Borrowings of (repayments of) intercompany notes	(58)	—	—	58	—
Repayments of long-term debt	(5)	—	—	—	(5)
Borrowings on long-term revolver debt	—	—	10	—	10
Repayments on long-term revolver debt	—	—	(16)	—	(16)
Other financing activities	(4)	—	1	—	(3)
Net cash flows from financing activities	(161)	3	360	(310)	(108)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(335)	$5	$(1)	$—	$(331)
Cash and cash equivalents at beginning of period	539	15	4	—	558
Cash and cash equivalents at end of period	$204	$20	$3	$—	$227

(1)         During the six months ended July 29, 2018, the Parent completed a cash contribution of approximately $365 million to a Non-Guarantor Subsidiary to execute the purchase of A.H. Harris. Subsequent to the acquisition, the A.H. Harris entities became Guarantor Subsidiaries.

	Six Months Ended July 30, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total HDS
Net cash flows from operating activities	$227	$(41)	$3	$—	$189
Cash flows from investing activities
Capital expenditures	(9)	(34)	—	—	(43)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from (payments of) intercompany notes	—	73	—	(73)	—
Net cash flows from investing activities	$(9)	$41	$—	$(73)	$(41)
Cash flows from financing activities
Equity contribution	(395)	—	—	—	(395)
Borrowings of (repayments of) intercompany notes	(73)	—	—	73	—
Repayments of long-term debt	(103)	—	—	—	(103)
Borrowings on long-term revolver debt	596	—	3	—	599
Repayments on long-term revolver debt	(256)	—	(5)	—	(261)
Debt issuance costs	(6)	—	—	—	(6)
Net cash flows from financing activities	(237)	—	(2)	73	(166)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(19)	$—	$1	$—	$(18)
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$32	$17	$6	$—	$55

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

Revenue Recognition

The Company recognizes revenue, net of allowances for returns and discounts and any taxes collected from the customer, when an identified performance obligation is satisfied by the transfer of control of promised products or services to the customer. The Company ships products to customers by internal fleet and third-party carriers. Transfer of control to the customer for products generally occurs at the point of destination (i.e., upon transfer of title and risk of loss of product). Transfer of control to the customer for services occurs when the customer has the right to direct the use of and obtain substantially all the remaining benefits of the asset that is created or enhanced from the service. The Company accounts for shipping and handling costs associated with outbound freight as a fulfillment cost. Such costs are included in Selling, general and administrative expenses.

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Facilities Maintenance
Maintenance, Repair, and Operations	$722	$680	$1,358	$1,286
Property Improvement	98	89	185	165
Total Facilities Maintenance Net Sales	820	769	1,543	1,451
Construction & Industrial
Non-Residential Construction	549	378	998	726
Residential Construction	188	167	364	320
Other	44	39	85	74
Total Construction & Industrial Net Sales	781	584	1,447	1,120
Inter-segment Eliminations	(1)	(1)	(1)	(3)
Total HD Supply Net Sales	$1,600	$1,352	$2,989	$2,568

Contract Balances

The timing of satisfaction of identified performance obligations may differ from the timing of invoicing to customers for certain installation contracts, which may result in the recognition of a contract asset or liability. The Company records a contract asset when it recognizes revenue prior to invoicing, or a contract liability when revenue is recognized subsequent to invoicing. Contract assets are reclassified as accounts receivable upon invoicing and contract liabilities are relieved upon recognition of revenue. As of July 29, 2018, the Company’s contract assets and contract liabilities, which are included in Other Current Assets and Other Current Liabilities, respectively, within the Consolidated Balance Sheets, are not material.

Payment terms and conditions vary by contract type, although terms generally include a requirement for payment within 45 days. As such, in instances where the timing of revenue recognition differs from the timing of invoicing, the Company has concluded that its contracts with customers do not include a significant financing component because customer payments for goods and services are received in less than one year. All remaining performance obligations as of July 29, 2018 are not material.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Stock Compensation — In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively to awards modified on or after the adoption date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no impact to the Company’s financial position, results of operations or cash flows.

Business Combinations — In January 2017, the FASB issued ASC No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist companies to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively with no required disclosure at the transition date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no material impact to the Company’s financial position, results of operations or cash flows.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied retrospectively to all periods presented. The Company adopted this guidance retrospectively on January 29, 2018 (the first day of fiscal 2018) with no material impact on the Company’s financial position, results of operations or cash flows. On a prospective basis, ASU 2016-18 will only impact the Company’s financial position and cash flows to the extent it has restricted cash.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update were required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no adjustment to retained earnings.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update were required to be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application was permitted. The Company adopted this guidance retrospectively on January 29, 2018 (the first day of fiscal 2018) with no revision to prior periods.

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

Financial Instruments — In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amended guidance modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), amended by ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” ASU 2018-01, “Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) — Targeted Improvements.” The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is currently evaluating the impact of adopting ASU 2016-02.

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

Facilities Maintenance.                 Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. The industries that Facilities Maintenance serves include multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

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

On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $362 million in cash. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see “Note 2, Acquisition,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

During the second quarter of fiscal 2018 and the first six months of fiscal 2018, Construction & Industrial incurred approximately $1 million and $3 million of costs, respectively, related to the acquisition and integration of A.H. Harris. We expect to incur a total of $8 million to $10 million of acquisition and integration costs related to this acquisition during fiscal 2018.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks and the fiscal year ending January 29, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended July 29, 2018 (“second quarter 2018) and July 30, 2017 (“second quarter 2017”) both include 13 weeks. The six months ended July 29, 2018 and July 30, 2017 both include 26 weeks.

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

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. We account for shipping and handling costs associated with outbound freight as a fulfillment cost. Such costs are included in Selling, general and administrative expenses.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment. Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended January 28, 2018.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income	$131	$442	$220	$527
Less income from discontinued operations, net of tax	1	361	1	388
Income from continuing operations	130	81	219	139
Interest expense	35	49	68	98
Provision for income taxes	46	50	75	69
Depreciation and amortization(1)	27	22	51	44
Loss on extinguishment of debt(2)	—	—	—	3
Restructuring charges(3)	2	—	9	—
Stock-based compensation	6	6	12	12
Acquisition and integration costs(4)	1	—	3	—
Other	(1)	—	(1)	—
Adjusted EBITDA	$246	$208	$436	$365

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income	$131	$442	$220	$527
Less income from discontinued operations, net of tax	1	361	1	388
Income from continuing operations	130	81	219	139
Plus: Provision for income taxes	46	50	75	69
Less: Cash income taxes	(3)	(7)	(5)	(10)
Plus: Amortization of acquisition-related intangible assets (other than software)	6	3	11	6
Plus: Loss on extinguishment of debt(1)	—	—	—	3
Plus: Restructuring charges(2)	2	—	9	—
Plus: Acquisition and integration costs(3)	1	—	3	—
Adjusted Net Income	$182	$127	$312	$207

(1)         Represents the loss on extinguishment of debt including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

(2)         Represents the costs related to existing the Company’s previous corporate headquarters and the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs. For additional information, see “Notes 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

(3)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

Consolidated results of operations

	Three Months Ended		Percentage	Six Months Ended		Percentage
Dollars in millions	July 29, 2018	July 30, 2017	Increase (Decrease)	July 29, 2018	July 30, 2017	Increase (Decrease)
Net sales	$1,600	$1,352	18.3%	$2,989	$2,568	16.4%
Gross Profit	622	539	15.4	1,174	1,023	14.8
Operating expenses:
Selling, general and administrative	384	338	13.6	756	672	12.5
Depreciation and amortization	25	21	19.0	47	42	11.9
Restructuring Charges	2	—	*	9	—	*
Total operating expenses	411	359	14.5	812	714	13.7
Operating Income	211	180	17.2	362	309	17.2
Interest expense	35	49	(28.6)	69	98	(29.6)
Interest (income)	—	—	*	(1)	—	*
Loss on extinguishment of debt	—	—	*	—	3	*
Income from Continuing Operations Before Provision for Income Taxes	176	131	34.4	294	208	41.3
Provision for income taxes	46	50	(8.0)	75	69	8.7
Income from Continuing Operations	130	81	60.5	219	139	57.6
Income from discontinued operations, net of tax	1	361	(99.7)	1	388	(99.7)
Net Income	$131	$442	(70.4)	$220	$527	(58.3)
Non-GAAP financial data:
Adjusted EBITDA	$246	$208	18.3	$436	$365	19.5
Adjusted net income	$182	$127	43.3	$312	$207	50.7

*                 Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	July 29, 2018	July 30, 2017	Increase (Decrease)	July 29, 2018	July 30, 2017	Increase (Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	38.9	39.9	(100)	39.3	39.8	(50)
Operating expenses:
Selling, general and administrative	24.0	25.0	(100)	25.3	26.2	(90)
Depreciation and amortization	1.6	1.6	—	1.6	1.6	—
Restructuring Charges	0.1	—	10	0.3	—	30
Total operating expenses	25.7	26.6	(90)	27.2	27.8	(60)
Operating Income	13.2	13.3	(10)	12.1	12.0	10
Interest expense	2.2	3.6	(140)	2.3	3.8	(150)
Interest (income)	—	—	*	—	—	*
Loss on extinguishment of debt	—	—	*	—	0.1	(10)
Income from Continuing Operations Before Provision for Income Taxes	11.0	9.7	130	9.8	8.1	170
Provision for income taxes	2.9	3.7	(80)	2.4	2.7	(30)
Income from Continuing Operations	8.1	6.0	210	7.4	5.4	200
Income from discontinued operations, net of tax	0.1	26.7	*	—	15.1	*
Net Income	8.2	32.7	*	7.4	20.5	*
Non-GAAP financial data:
Adjusted EBITDA	15.4	15.4	—	14.6	14.2	40
Adjusted net income	11.4	9.4	200	10.4	8.1	230

*                 Not meaningful

Highlights

Net sales in second quarter 2018 increased $248 million, or 18.3%, as compared to second quarter 2017. Operating income in second quarter 2018 increased $31 million, or 17.2%, as compared to second quarter 2017. Net income in second quarter 2018 decreased $311 million to $131 million as compared to second quarter 2017 due primarily to a $360 million decrease in Income from discontinued operations, net of tax. Adjusted EBITDA in second quarter 2018 increased $38 million, or 18.3%, as compared to second quarter 2017. Adjusted net income in second quarter 2018 increased $55 million, or 43.3%, as compared to second quarter 2017 due primarily to growth in operations, and, to a lesser extent, a decline in interest expense as a result of lower outstanding debt balances. As of July 29, 2018, our total liquidity was $1.1 billion. See “Liquidity and Capital Resources — External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

In connection with presenting the Waterworks business unit as a discontinued operation in the second quarter of fiscal 2017, a net deferred tax asset of $323 million and a corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Waterworks subsidiary was recorded in the second quarter of fiscal 2017. The income tax benefit was reflected within Income from discontinued operations, net of tax.

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during the second half of fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent. In addition, the Company relocated its corporate headquarters. Management completed the activities under this plan during second quarter 2018, resulting in a total of $15 million in charges incurred during fiscal 2017 and fiscal 2018. Management expects a payback of the employee-related costs via a reduction in personnel costs over the next one to two years.

During the three months ended July 29, 2018, our activities under this restructuring plan resulted in restructuring charges of $2 million. For additional information, see “Note 9, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in second quarter 2018 increased $248 million, or 18.3%, compared to second quarter 2017 and $421 million, or 16.4%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

Both of our reportable segments delivered an increase in Net sales in second quarter 2018 and in the first six months of fiscal 2018 as compared to the same periods in fiscal 2017. The Net sales increases were primarily due to increases in market volume and growth initiatives at each of our businesses and the acquisition of A.H. Harris by Construction & Industrial. Growth initiatives contributed approximately $86 million and $157 million in second quarter 2018 and the first six months of fiscal 2018, respectively. Organic sales growth was $137 million, or 10.1% for second quarter 2018 as compared to second quarter 2017 and $257 million, or 10.0% for the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

Gross profit

Gross profit increased $83 million, or 15.4%, during second quarter 2018 as compared to second quarter 2017 and $151 million, or 14.8%, during the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

Both of our reportable segments delivered an increase in Gross profit in both periods primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 100 basis points to 38.9% in second quarter 2018 as compared to 39.9% in second quarter 2017 and approximately 50 basis points to 39.3% in the first six months of fiscal 2018 as compared to 39.8% in the same period in fiscal 2017. The acquisition of A.H. Harris contributed to the decline in gross margin in both periods, negatively impacting gross margin by approximately 40 basis points in second quarter 2018 as compared to second quarter 2017 and 30 basis points in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. Second quarter 2018 was also negatively impacted by the lower margin Construction & Industrial business growing Net sales organically at 14.7% and 14.6% in second quarter 2018 and the first six months of fiscal 2018, respectively, compared to Facilities Maintenance Net sales growth rates of 6.6% and 6.3% in second quarter 2018 and the first six months of fiscal 2018, respectively.

Operating expenses

Operating expenses increased $52 million, or 14.5%, during second quarter 2018 as compared to second quarter 2017 and $98 million, or 13.7%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

Selling, general and administrative expenses increased $46 million, or 13.6%, in second quarter 2018 as compared to second quarter 2017 and $84 million, or 12.5%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was primarily a result of the acquisition of A.H. Harris, increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel.

Operating expenses as a percentage of Net sales decreased approximately 90 basis points to 25.7%, in second quarter 2018 as compared to second quarter 2017 and approximately 60 basis points to 27.2%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. Selling, general and administrative expenses as a percentage of Net sales, decreased approximately 100 basis points to 24.0% in second quarter 2018 as compared to second quarter 2017 and approximately 90 basis points to 25.3% in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in both periods was primarily a result of the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives.

Operating income

Operating income increased $31 million, or 17.2%, during second quarter 2018 as compared to second quarter 2017 and $53 million or 17.2% in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was primarily due to higher sales volume, including the acquisition of A.H. Harris, partially offset by the decrease in gross margin and increase in operating expenses.

Operating income as a percentage of Net sales decreased approximately 10 basis points to 13.2% during second quarter 2018 as compared to second quarter 2017 and increased approximately 10 basis points to 12.1% during the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in second quarter 2018 was primarily due to the decline in gross margins and increase in restructuring costs offset by the decrease in Selling, general and administrative expenses as a percentage of Net sales. The increase in the first six months of fiscal 2018 was primarily due to the decrease in Selling, general and administrative expenses as a percentage of Net sales offset by the increase in restructuring costs and the decline in gross margins.

Interest expense

Interest expense decreased $14 million, or 28.6%, during second quarter 2018 as compared to second quarter 2017 and $29 million, or 29.6%, during the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in both periods was due to a lower outstanding balance as a result of using proceeds from the sale of a business to reduce indebtedness, partially offset by an increase in the average effective interest rate due to an increase in non-cash amortization of deferred financing costs.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The Company’s income tax provision recorded in interim periods can move from an income tax provision to income tax benefit (and vice versa) in situations in which the Company is experiencing changes between interim pre-tax income to pre-tax loss (and vice versa). The provision for income taxes from continuing operations in second quarter 2018 was $46 million compared to $50 million in second quarter 2017. The provision for income taxes in the first six months of fiscal 2018 was $75 million compared to $69 million in the first six months of fiscal 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Tax Act significantly lowered the Company’s federal statutory rate from 35% to 21%.

The effective rate for continuing operations for second quarter 2018 and the first six months of fiscal 2018 was 26.1% and 25.5%, respectively. The effective rate for continuing operations for second quarter 2017 and the first six months of fiscal 2017 was 38.2% and 33.2%, respectively. The effective rate in the second quarter 2017 and the first six months of fiscal 2017 was lowered by approximately 80 basis points and 580 basis points, respectively, due to the exercise and vesting of stock-based awards.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of July 29, 2018 and January 29, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA increased $38 million, or 18.3%, in second quarter 2018 as compared to second quarter 2017 and $71 million, or 19.5%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. Both of our reportable segments generated an increase in Adjusted EBITDA for second quarter 2018 as compared to second quarter 2017 and the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales was flat at 15.4% in second quarter 2018 as compared to second quarter 2017 and increased approximately 40 basis points to 14.6% in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The decline in gross margin and increased investments in growth initiatives in the second quarter 2018 as compared to second quarter 2017 was offset by the leverage of fixed costs through sales volume increases. The increase in the first six months of fiscal 2018 was primarily due to the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives and decline in gross margin.

Adjusted net income

Adjusted net income increased $55 million, or 43.3%, in second quarter 2018 as compared to second quarter 2017 and $105 million, or 50.7%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in Adjusted net income in both periods was attributable to growth in operations and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Six Months Ended
Dollars in millions	July 29, 2018	July 30, 2017	Increase (Decrease)		July 29, 2018	July 30, 2017	Increase (Decrease)
Net sales	$820	$769	6.6%		$1,543	$1,451	6.3%
Operating income	$135	$131	3.1%		$239	$224	6.7%
% of Net sales	16.5%	17.0%	(50	) bps	15.5%	15.4%	10	bps
Depreciation and amortization	11	11	—		22	22	—
Other	4	3	*		12	7	*
Adjusted EBITDA	$150	$145	3.4%		$273	$253	7.9%
% of Net sales	18.3%	18.9%	(60	) bps	17.7%	17.4%	30	bps

* Not meaningful

Net Sales

Net sales increased $51 million, or 6.6%, in second quarter 2018 as compared to second quarter 2017 and $92 million, or 6.3%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Net sales in both periods was primarily due to growth in the multifamily and hospitality industries and growth initiatives. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA increased $5 million, or 3.4%, in second quarter 2018 as compared to second quarter 2017 and $20 million, or 7.9%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily due to increased sales volume, partially offset by increased Selling, general and administrative expenses due to growth initiatives.

Adjusted EBITDA as a percentage of Net sales decreased approximately 60 basis points in second quarter 2018 as compared to second quarter 2017 and increased approximately 30 basis points in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in second quarter 2018 as compared to second quarter 2017 was primarily driven by a decline in gross margin of 50 basis points and an increase in Selling, general and administrative expenses due to growth initiatives. The decline in gross margin was driven by higher sales growth in the Property Improvement business and HVAC sales, both of which grew approximately 10% in the second quarter of fiscal 2018 after a slow start in the first quarter of fiscal 2018 due to a cool start to the spring season. The Property Improvement business and HVAC sales are lower margin than the average for Facilities Maintenance. The increase in the first six months of fiscal 2018 as compared to the same period in fiscal 2017 was primarily driven by improvement in gross margin of 30 basis points, partially offset by an increase in Selling, general and administrative expenses due to growth initiatives.

Construction & Industrial

	Three Months Ended				Six Months Ended
Dollars in millions	July 29, 2018	July 30, 2017	Increase (Decrease)		July 29, 2018	July 30, 2017	Increase (Decrease)
Net sales	$781	$584	33.7%		$1,447	$1,120	29.2%
Operating income	$76	$49	55.1%		$123	$85	44.7%
% of Net sales	9.7%	8.4%	130	bps	8.5%	7.6%	90	bps
Depreciation and amortization	16	11	45.5%		29	22	31.8%
Other	4	3	33.3%		11	5	*
Adjusted EBITDA	$96	$63	52.4%		$163	$112	45.5%
% of Net sales	12.3%	10.8%	150	bps	11.3%	10.0%	130	bps

Net Sales

Net sales increased $197 million, or 33.7%, in second quarter 2018 as compared to second quarter 2017 and $327 million, or 29.2%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. On an organic basis, excluding the sales of recently acquired A.H. Harris, sales growth was approximately 14.7% for second quarter 2018 as compared to second quarter 2017 and approximately 14.6% for the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

Growth initiatives contributed to the increase in Net sales in both periods driven by our Managed Sales Approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. Net sales was positively impacted by end-market improvements in both non-residential and residential housing markets.

Adjusted EBITDA

Adjusted EBITDA increased $33 million, or 52.4%, in second quarter 2018 as compared to second quarter 2017 and $51 million, or 45.5%, in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by lower rebar margins and increased Selling, general and administrative costs related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 150 basis points in second quarter 2018 as compared to second quarter 2017 and approximately 130 basis points in the first six months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases, partially offset by decreasing rebar margins and a greater increase in sales to large construction jobs as compared to the increase in sales to small construction jobs — sales to larger, bid-based construction jobs tend to have slightly lower margins than sales to smaller construction jobs. Rebar gross margin rates are declining due to an increase in steel costs impacted by tariffs and duties. We have increased our pricing of rebar to recover the increase in rebar costs, but not enough to maintain our gross margin rate, negatively affecting our overall margin rate by approximately 40 basis points in both second quarter 2018 as compared to second quarter 2017 and the first six months of fiscal 2018 as compared to the same period in fiscal 2017. Additionally, the acquisition of A.H. Harris negatively impacted gross margin by approximately 30 basis points in second quarter 2018 as compared to second quarter 2017 and 20 basis points in the first six months of fiscal 2018 as compared to the same period in fiscal 2017.

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

During the first six months of fiscal 2018, the Company’s use of cash was primarily driven by the payment for business acquired, in addition to the payment of interest on debt, capital expenditures and purchases of treasury shares. These uses were partially offset by cash provided by operations.

As of July 29, 2018, our combined liquidity of approximately $1,061 million was comprised of $228 million in cash and cash equivalents and $833 million of additional available borrowings (excluding $134 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Six Months Ended		Increase
Amounts in millions	July 29, 2018	July 30, 2017	(Decrease)

Operating activities	$186	$189	$(3)
Investing activities	(409)	(41)	(368)
Financing activities	(107)	(156)	49

Working capital

Working capital, excluding cash and cash equivalents, was $851 million as of July 29, 2018, decreasing $223 million as compared to $1,074 million as of July 30, 2017.  Working capital, excluding the impact of discontinued operations and cash and cash equivalents increased $175 million. The increase was primarily driven by business growth and the acquired capital of A.H. Harris, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable, as well as an increase in Other current liabilities for the corporate headquarters financing liability.

Operating activities

During the first six months of fiscal 2018, cash provided by operating activities was $186 million compared to $189 million in the first six months of fiscal 2017. Cash interest paid in the first six months of fiscal 2018 was $61 million, compared to $92 million in the first six months of fiscal 2017. Cash flows from operating activities included a payment of $4 million of original issue discount related to the extinguishment of a portion of the Term Loans in the first six months of fiscal 2017. Cash flows provided by operating activities for discontinued operations were zero and $17 million during the first six months of fiscal 2018 and the first six months of fiscal 2017, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations decreased approximately $21 million in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017. The decrease in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to investments in working capital for business growth partially offset by growth in earnings of continuing operations.

Investing activities

During the first six months of fiscal 2018, cash used by investing activities was $409 million, comprised of $362 million for the acquisition of A.H. Harris and $47 million of capital expenditures.  During the first six months of fiscal 2017, cash used by investing activities was $41 million, comprised of $43 million of capital expenditures, partially offset by $2 million of cash received from the sales of property and equipment.

Financing activities

During the first six months of fiscal 2018, cash used in financing activities was $107 million, primarily due to purchases of treasury shares of $93 million, tax withholdings on stock-based awards of $6 million, and net debt repayments of $11 million, partially offset by proceeds from employee stock option exercises of $6 million.

During the first six months of fiscal 2017, cash used in financing activities was $156 million, primarily due to purchases of treasury shares of $414 million and payments for debt issuance costs of $6 million, offset by net debt borrowings of $235 million and proceeds from employee stock option exercises of $29 million.

External financing

As of July 29, 2018, we had an aggregate principal amount of $2,098 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $5 million and $19 million, respectively, and $924 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $134 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Rating agency actions

In July 2018, Moody’s Investor’s Service (“Moody’s”) upgraded HDS’s Corporate Family Rating to Ba2 from Ba3 and its Probability of Default Rating to Ba2-PD from Ba3-PD. Moody’s cited projected financial performance and resulting key debt credit metrics improving over the next to 12 to 18 months. In related ratings actions, Moody’s upgraded HDS’s Term B-3 Loans and Term B-4 Loans to Ba2 from Ba3, and its April 2016 Senior Unsecured Notes to Ba3 from B2. Moody’s also affirmed HDS’s SGL-1 Speculative Grade Liquidity Rating and its rating outlook remains stable.

In April 2018, Standard & Poor’s Global Ratings (“S&P”) upgraded HDS’s Corporate Family Rating from BB Stable to BB+ Stable,  the Term B-3 Loans and Term B-4 Loans from BB+ to BBB- and the April 2016 Senior Unsecured Notes from B+ to BB-. Additionally, S&P affirmed its rating of the Senior ABL Facility as BBB-. S&P cited HDS’s improved operating performance and credit metrics as rationale for the upgrades. S&P affirmed its ratings outlook as stable

Critical accounting policies

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

Recent accounting pronouncements

See “Note 14 — Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of July 29, 2018 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of July 29, 2018 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under this plan, Holdings purchased approximately 2.3 million shares for approximately $88 million during the six months ended July 29, 2018.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options, as was disclosed in our annual report on Form 10-K filed on March 24, 2015. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion.

Under both plans, Holdings repurchased approximately 2.4 million shares of its common stock for approximately $93 million during the six months ended July 29, 2018.

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2018 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 30 – May 27	475,483	$39.04	475,483	$374,250,300
May 28 – June 24	49,821	41.42	49,821	373,982,776
June 25 – July 29	94,306	43.57	94,306	372,744,314	(2)
Total	619,610	$39.92	619,610

(1)         The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

(2)         As of July 29, 2018, the approximate dollar value of shares that may yet be repurchased under the plans or programs is comprised of approximately $372 million related to the $500 million share repurchase program authorized in August 2017 and approximately $1 million related to cash proceeds received from exercises of employee stock options.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)	Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer