Form 10-Q
period 2018-10-28
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2018-12-04
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

HD Supply Holdings, Inc.	Yes ☒ No ☐
HD Supply, Inc.	Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

HD Supply Holdings, Inc. ☐
HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of November 30, 2018:

HD Supply Holdings, Inc.	178,112,256 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net Sales	$1,612	$1,370	$4,601	$3,938
Cost of sales	983	828	2,798	2,373
Gross Profit	629	542	1,803	1,565
Operating expenses:
Selling, general and administrative	391	336	1,147	1,008
Depreciation and amortization	25	21	72	63
Restructuring	—	3	9	3
Total operating expenses	416	360	1,228	1,074
Operating Income	213	182	575	491
Interest expense	32	36	101	134
Interest (income)	—	(1)	(1)	(1)
Loss on extinguishment & modification of debt	69	78	69	81
Income from Continuing Operations Before Provision for Income Taxes	112	69	406	277
Provision for income taxes	30	23	105	92
Income from Continuing Operations	82	46	301	185
Income from discontinued operations, net of tax	—	406	1	794
Net Income	$82	$452	$302	$979
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1	2	(1)
Unrealized loss on cash flow hedge, net of tax of $1, $-, $1, and $-	(4)	—	(4)	—
Total Comprehensive Income	$78	$453	$300	$978

Weighted Average Common Shares Outstanding (thousands)
Basic	182,730	185,651	183,349	194,704
Diluted	183,579	186,652	184,192	196,258

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.45	$0.25	$1.64	$0.95
Income from Discontinued Operations	$—	$2.19	$0.01	$4.08
Net Income	$0.45	$2.43	$1.65	$5.03
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.45	$0.25	$1.63	$0.94
Income from Discontinued Operations	$—	$2.18	$0.01	$4.05
Net Income	$0.45	$2.42	$1.64	$4.99

(1)               May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 28, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$52	$558
Receivables, less allowance for doubtful accounts of $19 and $12	860	612
Inventories	803	674
Other current assets	46	31
Total current assets	1,761	1,875
Property and equipment, net	356	325
Goodwill	1,993	1,807
Intangible assets, net	197	91
Deferred tax asset	94	205
Other assets	17	15
Total assets	$4,418	$4,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$377
Accrued compensation and benefits	105	95
Current installments of long-term debt	11	11
Other current liabilities	261	138
Total current liabilities	860	621
Long-term debt, excluding current installments	1,888	2,090
Other liabilities	70	141
Total liabilities	2,818	2,852
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 181.4 million and 185.7 million shares issued and outstanding at October 28, 2018 and January 28, 2018, respectively	2	2
Paid-in capital	4,055	4,029
Accumulated deficit	(1,663)	(1,966)
Accumulated other comprehensive loss	(20)	(17)
Treasury stock, at cost, 23.2 and 18.2 million shares at October 28, 2018 and January 28, 2018, respectively	(774)	(582)
Total stockholders’ equity	1,600	1,466
Total liabilities and stockholders’ equity	$4,418	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 28, 2018	October 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302	$979
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78	73
Provision for uncollectibles	9	6
Non-cash interest expense	15	11
Payment of discounts upon extinguishment of debt	(4)	(6)
Loss on extinguishment of debt	69	81
Stock-based compensation expense	19	19
Deferred income taxes	97	316
(Gain) on sales of businesses, net	—	(930)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(204)	(249)
(Increase) decrease in inventories	(94)	(116)
(Increase) decrease in other current assets	(3)	1
(Increase) decrease in other assets	—	1
Increase (decrease) in accounts payable and accrued liabilities	95	132
Increase (decrease) in other long-term liabilities	1	2
Net cash provided by (used in) operating activities	379	320
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79)	(65)
Proceeds from sales of property and equipment	—	2
Proceeds from sales of businesses, net	—	2,450
Payments for businesses acquired, net of cash acquired	(362)	—
Net cash provided by (used in) investing activities	(441)	2,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	7	37
Purchase of treasury shares	(166)	(555)
Tax withholdings on stock-based awards	(6)	—
Borrowings of long-term debt	930	113
Repayments of long-term debt	(1,240)	(1,526)
Borrowings on long-term revolver debt	100	624
Repayments on long-term revolver debt	(49)	(989)
Debt issuance costs	(18)	(26)
Other financing activities	(2)	1
Net cash provided by (used in) financing activities	(444)	(2,321)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(506)	$386
Cash and cash equivalents at beginning of period	558	75
Cash and cash equivalents at end of period	$52	$461

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net Sales	$1,612	$1,370	$4,601	$3,938
Cost of sales	983	828	2,798	2,373
Gross Profit	629	542	1,803	1,565
Operating expenses:
Selling, general and administrative	391	336	1,147	1,008
Depreciation and amortization	25	21	72	63
Restructuring	—	3	9	3
Total operating expenses	416	360	1,228	1,074
Operating Income	213	182	575	491
Interest expense	32	36	101	134
Interest (income)	—	(1)	(1)	(1)
Loss on extinguishment & modification of debt	69	78	69	81
Income from Continuing Operations Before Provision for Income Taxes	112	69	406	277
Provision for income taxes	30	23	105	92
Income from Continuing Operations	82	46	301	185
Income from discontinued operations, net of tax	—	406	1	794
Net Income	$82	$452	$302	$979
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1	2	(1)
Unrealized gain (loss) on cash flow hedge, net of tax of $1, $-, $1, and $-	(4)	—	(4)	—
Total Comprehensive Income	$78	$453	$300	$978

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	October 28, 2018	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45	$558
Receivables, less allowance for doubtful accounts of $19 and $12	860	612
Inventories	803	674
Other current assets	46	31
Total current assets	1,754	1,875
Property and equipment, net	356	325
Goodwill	1,993	1,807
Intangible assets, net	197	91
Deferred tax asset	94	205
Other assets	17	15
Total assets	$4,411	$4,318
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$483	$377
Accrued compensation and benefits	105	95
Current installments of long-term debt	11	11
Other current liabilities	241	138
Total current liabilities	840	621
Long-term debt, excluding current installments	1,888	2,090
Other liabilities	70	141
Total liabilities	2,798	2,852
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at October 28, 2018 and January 28, 2018	—	—
Paid-in capital	3,137	3,290
Accumulated deficit	(1,504)	(1,807)
Accumulated other comprehensive loss	(20)	(17)
Total stockholder’s equity	1,613	1,466
Total liabilities and stockholder’s equity	$4,411	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 28, 2018	October 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302	$979
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78	73
Provision for uncollectibles	9	6
Non-cash interest expense	15	11
Payment of discounts upon extinguishment of debt	(4)	(6)
Loss on extinguishment of debt	69	81
Stock-based compensation expense	19	19
Deferred income taxes	97	316
(Gain) on sales of businesses, net	—	(930)
Other	(1)	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(204)	(249)
(Increase) decrease in inventories	(94)	(116)
(Increase) decrease in other current assets	(3)	1
(Increase) decrease in other assets	—	1
Increase (decrease) in accounts payable and accrued liabilities	95	132
Increase (decrease) in other long-term liabilities	1	2
Net cash provided by (used in) operating activities	379	320
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79)	(65)
Proceeds from sales of property and equipment	—	2
Proceeds from sales of businesses, net	—	2,450
Payments for businesses acquired, net of cash acquired	(362)	—
Net cash provided by (used in) investing activities	(441)	2,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(172)	(516)
Borrowings of long-term debt	930	113
Repayments of long-term debt	(1,240)	(1,526)
Borrowings on long-term revolver debt	100	624
Repayments on long-term revolver debt	(49)	(989)
Debt issuance costs	(18)	(26)
Other financing activities	(2)	1
Net cash provided by (used in) financing activities	(451)	(2,319)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(513)	$388
Cash and cash equivalents at beginning of period	558	73
Cash and cash equivalents at end of period	$45	$461

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks and the fiscal year ended January 29, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended October 28, 2018 (“third quarter 2018”) and October 29, 2017 (“third quarter 2017”) both include 13 weeks. The nine months ended October 28, 2018 and October 29, 2017 both include 39 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At October 28, 2018 and January 28, 2018, self-insurance reserves totaled approximately $55 million and $51 million, respectively.

NOTE 2 — ACQUISITIONS

HD Supply enters into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), the results of acquisitions completed by HD Supply are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

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

In accordance with ASC 805, the Company provisionally recorded the following assets and liabilities at fair value as of the date of the A.H. Harris acquisition: $186 million in goodwill, $123 million in definite-lived intangible assets, $12 million in property & equipment, $57 million in net working capital, and $17 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $19 million. The definite-lived intangible assets are comprised of $110 million in customer relationships and $13 million of trade names that will be amortized over a period of 12 years and 5 years, respectively.

From March 5, 2018 to October 28, 2018, A.H. Harris generated approximately $277 million in Net sales. During third quarter 2018 and the first nine months of fiscal 2018, the Company incurred approximately $2 million and $5 million of costs, respectively, related to the acquisition and integration of A.H. Harris. The Company expects to incur a total of $8 million to $10 million of acquisition and integration costs during fiscal 2018.

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

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	$—	$10	$—	$1,413
Cost of sales	—	8	—	1,100
Gross Profit	—	2	—	313
Operating expenses:
Selling, general and administrative	—	1	—	198
Depreciation and amortization	—	—	—	6
Total operating expenses	—	1	—	204
Operating Income	—	1	—	109
(Gain) Loss on sales of businesses, net	—	(934)	(1)	(930)
Other (Income) expense, net	—	1	—	1
Income before provision for income taxes	—	934	1	1,038
Provision (benefit) for income taxes	—	528	—	244
Income from discontinued operations, net of tax	$—	$406	$1	$794

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Nine Months Ended
	October 28, 2018	October 29, 2017

Net cash flows provided by operating activities	$—	$28
Cash flows from investing activities:
Capital expenditures	—	(5)
Proceeds from sales of businesses, net	—	2,450
Proceeds from sales of property and equipment, net	—	2
Net cash flows provided by (used in) investing activities	$—	$2,447

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — DEBT

HDS’s long-term debt as of October 28, 2018 and January 28, 2018 consisted of the following (dollars in millions):

	October 28, 2018		January 28, 2018
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$105	3.61	$58	2.86
Term B-3 Loans due 2021	—	—	534	3.94
Term B-4 Loans due 2023	—	—	544	4.19
Term B-5 Loans due 2023	1,070	4.03	—	—
October 2018 Senior Unsecured Notes due 2026	750	5.375	—	—
April 2016 Senior Unsecured Notes due 2024	—	—	1,000	5.75
Total gross long-term debt	$1,925		$2,136
Less unamortized discount	(4)		(6)
Less unamortized deferred financing costs	(22)		(29)
Total net long-term debt	$1,899		$2,101
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$1,888		$2,090

(1)                                 Represents the stated rate of interest, without including the effect of discounts or premiums.

2018 Refinancing Transactions

On October 22, 2018, HDS entered into a Sixth Amendment (the “Sixth Amendment”) to the credit agreement governing HDS’s existing Senior Term Facility, as defined below. Pursuant to the Sixth Amendment, HDS amended its existing Senior Term Facility, to, among other things, refinance all the outstanding term loans in an aggregate principal of $530 million due August 2021 (the “Term B-3 Loans”) and an aggregate principal of $540 million due October 2023 (the “Term B-4 Loans”) with a new tranche of term loans (the “Term B-5 Loans”) in an original aggregate principal of $1,070 million.

Pursuant to the Sixth Amendment, the Term B-5 Loans bear interest at the rate of LIBOR plus 1.75% or base rate plus 0.75%. The Term B-5 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

The Sixth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal of the applicable Term Loans, as defined below, being prepaid if, on or prior to April 22, 2019, the Company enters into certain repricing transactions.

In connection with the Sixth Amendment, the Company paid approximately $5 million in consent fees. The consent fees are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the loans. The Company incurred a modification and extinguishment charge of approximately $5 million, which includes financing fees and other costs of approximately $3 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 11, 2018, HDS issued $750 million of 5.375% Senior Unsecured Notes due 2026 (the “October 2018 Senior Unsecured Notes”) at par. HDS received approximately $741 million in proceeds, net of transaction fees. The transaction fees of $9 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the October 2018 Senior Unsecured Notes.

HDS used the net proceeds from the October 2018 Senior Unsecured Notes issuance, together with available cash and borrowings on HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”), to redeem all of the outstanding $1,000 million aggregate principal of the 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”), pay a $56 million make-whole premium calculated in accordance with the terms

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the indenture governing such notes and pay $28 million of accrued but unpaid interest. As a result, the Company incurred a $64 million loss on extinguishment of the debt, which includes the $56 million make-whole premium and write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

Senior Credit Facilities

Senior ABL Facility

The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of October 28, 2018, HDS had $868 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $175 million of borrowings available on qualifying cash balances). As of October 28, 2018, approximately $45 million of the outstanding borrowings on the Senior ABL Facility are Canadian borrowings.

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

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,070 million. The Term B-5 Loans will mature on October 17, 2023. The Term B-5 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balance payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 28, 2018.

Unsecured Notes

5.375% Senior Unsecured Notes due 2026

HDS issued $750 million aggregate principal amount of the October 2018 Senior Unsecured Notes under an Indenture, dated as of October 11, 2018 (the “October 2018 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors (the “Subsidiary Guarantors”) and the Trustee. The October 2018 Senior Unsecured Notes bear interest at a rate of 5.375% per annum and will mature on October 15, 2026. Interest is paid semi-annually on April 15th and October 15th of each year with the first interest payment due April 15, 2019.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The October 2018 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS’s existing and future senior indebtedness, senior in right of payment to all of HDS’s existing and future subordinated indebtedness, and effectively subordinated to all of HDS’s existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, to the extent of the value of the collateral securing each indebtedness.

The October 2018 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS’s direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS’s obligations under any credit facility or capital market securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2018 Senior Unsecured Notes Indenture.

Redemption

HDS may redeem the October 2018 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2021, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the October 2018 Senior Unsecured Notes Indenture and (2) on and after October 15, 2021, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2021	102.688%
2022	101.344%
2022 and thereafter	100.000%

In addition, at any time prior to October 15, 2021, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the October 2018 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 105.375% of the principal amount in respect of the October 2018 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the October 2018 Senior Unsecured Notes are redeemed, an aggregate principal amount of the October 2018 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of October 2018 Senior Unsecured Notes must remain outstanding immediately after each such redemption of October 2018 Senior Unsecured Notes.

5.75% Senior Unsecured Notes due 2024

HDS’s April 2016 Senior Unsecured Notes bore interest at a rate of 5.75% per annum with a maturity date of April 15, 2024. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the October 11, 2018 redemption of all of the outstanding $1,000 million aggregate principal amount of the April 2016 Senior Unsecured Notes.

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of October 28, 2018, HDS was in compliance with all such covenants that were in effect on such date.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — DERIVATIVE INSTRUMENTS

Hedge Strategy and Accounting Policy

The Company enters into derivative financial instruments for hedging purposes. In hedging the exposure to variable cash flows on forecasted transactions, deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral accounting, any subsequent gains or losses are recognized currently in income. Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with ASC 815, “Derivatives and Hedging”, to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

As of October 28, 2018, the fair value of the Company’s interest rate swap was a liability of $5 million and was classified as an other liability in the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“OCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  As of October 28, 2018, Accumulated OCI related to the interest rate swap agreement was a net unrealized loss of approximately $4 million, net of tax. The first monthly settlement will occur on November 30, 2018.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3 – Unobservable inputs in which little or no market activity exists.

As of October 28, 2018 and January 28, 2018, the fair value measurement of the financial liability associated with the Company’s interest rate swap contract was $5 million and zero, respectively. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the interest rate swap.  See “Note 5 — Derivative Instruments” for further information on the Company’s interest rate swap contract.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of October 28, 2018 and January 28, 2018 (amounts in millions):

	As of October 28, 2018		As of January 28, 2018
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$105	$105	$58	$57
Term Loans and Notes	1,820	1,806	2,078	2,158
Total	$1,925	$1,911	$2,136	$2,215

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

NOTE 7 — INCOME TAXES

For the nine months ended October 28, 2018, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.9%. The effective rate for continuing operations for the nine months ended October 29, 2017 was 33.2%.

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

As of October 28, 2018 and January 28, 2018, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $16 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of October 28, 2018 and January 28, 2018 was zero.  As of October 28, 2018 and January 28, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

As of July 29, 2018, the Company completed its evaluation of its indefinite reinvestment assertion as a result of the Tax Act and has asserted that its Canadian earnings are permanently reinvested until such time that the Canadian borrowings under the Senior ABL Facility, which was initially drawn on during fiscal 2016, are paid off.  No provision for U.S. federal and state income taxes or foreign withholding taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 28, 2018 and October 29, 2017 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Weighted-average common shares	182,730	185,651	183,349	194,704
Effect of potentially dilutive stock plan securities	849	1,001	843	1,554
Diluted weighted-average common shares	183,579	186,652	184,192	196,258
Stock plan securities excluded from dilution (1)	1,460	2,414	1,900	1,966

(1)  Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

NOTE 9 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of October 28, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	October 28, 2018	January 28, 2018
Trade receivables, net of allowance for doubtful accounts	$774	$540
Vendor rebate receivables	68	58
Other receivables	18	14
Total receivables, net	$860	$612

Other Current Liabilities

Other current liabilities as of October 28, 2018 and January 28, 2018 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	October 28, 2018	January 28, 2018	October 28, 2018	January 28, 2018
Corporate headquarters financing liability	$87	$—	$87	$—
Accrued non-income taxes	42	27	42	27
Unsettled share repurchases	20	—	—	—
Refund liability(1)	16	—	16	—
Accrued interest	3	21	3	21
Other	93	90	93	90
Total other current liabilities	$261	$138	$241	$138

(1) This amount represents the Company’s sales return estimate as of October 28, 2018 classified as a Current liability within the Consolidated Balance Sheet as required per ASC 606, Revenue from Contracts with Customers. The sales return estimate as of January 28, 2018 was approximately $12 million and was classified within Net receivables within the Consolidated Balance Sheet.

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 28, 2018 and October 29, 2017 was $103 million and $148 million, respectively. During the nine months ended October 28, 2018 and October 29, 2017, the Company paid $4 million and $6 million, respectively, of original issue discounts related to the extinguishment of debt.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash paid for income taxes, net of refunds, in the nine months ended October 28, 2018 and October 29, 2017 was approximately $9 million and $27 million, respectively. Cash paid for income taxes in the nine months ended October 29, 2017 includes $13 million in taxes paid related to the sale of the Waterworks business.

During the nine months ended October 28, 2018, HDS executed a cash equity distribution of $172 million to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock. During the nine months ended October 28, 2018, under this plan, Holdings repurchased 4,682,396 shares of its common stock for approximately $178 million.

In combination with the 2014 authorized share repurchase plan (utilizing proceeds from employee stock option exercises), Holdings repurchased a total of 4,847,933 shares of its common stock during the nine months ended October 28, 2018 for approximately $185 million.

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

NOTE 10 - RESTRUCTURING ACTIVITIES

Fiscal 2017 Plan

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s alignment and functional support strategies. During fiscal 2017, the Company initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a Construction & Industrial branch. In addition, the Company relocated its headquarters in first quarter 2018. During the three and nine months ended October 28, 2018, the Company recognized zero and $9 million, respectively, of restructuring charges, primarily related to property lease obligations upon exiting the Company’s previous headquarters location, and, to a lesser extent, severance and other employee-related costs.

During fiscal 2017, the Company recognized $6 million of restructuring charges under this plan. Activities under this plan were completed in the second quarter of fiscal 2018 and no further charges are expected under this plan. As of October 28, 2018, remaining unpaid costs associated with the restructuring plan are immaterial.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part Defendants’ motion to dismiss. The matter is now in discovery.

On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order continuing the continued conditional stay of proceedings and administratively closing the matter until after any summary judgment motion filed in the securities litigation is adjudicated.

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. Defendants moved to dismiss the complaint on November 2, 2018. That motion is pending.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Eliminations	Total Continuing Operations
Three Months Ended October 28, 2018
Net sales	$810	$803	$(1)	$1,612
Adjusted EBITDA	149	99	—	248
Depreciation(1) & Software Amortization	10	12	—	22
Other Intangible Amortization	2	3	—	5
Three Months Ended October 29, 2017
Net sales	$754	$617	$(1)	$1,370
Adjusted EBITDA	144	70	—	214
Depreciation(1) & Software Amortization	9	10	—	19
Other Intangible Amortization	1	2	—	3

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Facilities Maintenance	Construction & Industrial	Eliminations	Total Continuing Operations
Nine Months Ended October 28, 2018
Net sales	$2,353	$2,250	$(2)	$4,601
Adjusted EBITDA	422	262	—	684
Depreciation(1) & Software Amortization	28	34	—	62
Other Intangible Amortization	6	10	—	16
Nine Months Ended October 29, 2017
Net sales	$2,205	$1,737	$(4)	$3,938
Adjusted EBITDA	397	182	—	579
Depreciation(1) & Software Amortization	26	31	—	57
Other Intangible Amortization	6	3	—	9

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Total Adjusted EBITDA	$248	$214	$684	$579
Depreciation and amortization(1)	27	22	78	66
Stock-based compensation	7	7	19	19
Restructuring	—	3	9	3
Acquisition and integration costs(2)	2	—	5	—
Other	(1)	—	(2)	—
Operating income	213	182	575	491
Interest expense	32	36	101	134
Interest (income)	—	(1)	(1)	(1)
Loss on extinguishment & modification of debt(3)	69	78	69	81
Income from Continuing Operations Before Provision for Income Taxes	112	69	406	277
Provision for income taxes	30	23	105	92
Income from continuing operations	82	46	301	185
Income from discontinued operations, net of tax	—	406	1	794
Net income	$82	$452	$302	$979

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         Represents the cost incurred in the acquisition and integration of A.H. Harris Construction Supplies.

(3)         Represents the loss on extinguishment of debt including premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

On March 5, 2018, the Company completed the acquisition of A.H. Harris for a purchase price of approximately $362 million, net of cash acquired. The acquisition reduced total assets of the Corporate reportable segment by the purchase price and increased total assets of the Construction & Industrial reportable segment by approximately $414 million.

NOTE 13—SUBSIDIARY GUARANTORS

HDS (the “Debt Issuer”) has outstanding October 2018 Senior Unsecured Notes, which are guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the October 2018 Senior Unsecured Notes (the “Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS’s operations in Canada.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Debt Issuer’s payment obligations under the October 2018 Senior Unsecured Notes are jointly and severally guaranteed by the Subsidiary Guarantors and all guarantees are full and unconditional.

These guarantees are subject to release under the circumstances as described below:

(i)                         such Subsidiary Guarantor is (or, substantially concurrently with the release of the Subsidiary Guarantee of such Subsidiary Guarantor or if as a result of the release of the Subsidiary Guarantee of such Subsidiary Guarantor, will be) released from all of its obligations under all of its Guarantees of payment of any Indebtedness of HDS or any Subsidiary Guarantor under the agreements governing the Senior Credit Facilities and other capital markets securities (including by reason of ceasing to be a borrower under the Senior ABL Facility agreement);

(ii)                      such Subsidiary Guarantor ceases to be a domestic subsidiary of HDS pursuant to the terms of the Indenture under the indenture governing the October 2018 Senior Unsecured Notes;

(iii)                   in the event of a sale or other disposition, by way of merger, consolidation or otherwise, of all the capital stock of such Subsidiary Guarantor to any person that is not, or is not required to become, a Subsidiary Guarantor of HDS under the indenture governing the October 2018 Senior Unsecured Notes; and;

(iv)                  upon legal or covenant defeasance of the October 2018 Senior Unsecured Notes or the satisfaction and discharge of the indenture governing the October 2018 Senior Unsecured Notes.

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

HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income, the condensed balance sheets and the condensed cash flow statements for the Debt Issuer, for the Subsidiary Guarantors and the Non-guarantor Subsidiaries and total consolidated Debt Issuer and subsidiaries (amounts in millions).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net Sales	$—	$1,573	$40	$(1)	$1,612
Cost of sales	—	963	21	(1)	983
Gross Profit	—	610	19	—	629
Operating expenses:
Selling, general and administrative	16	362	13	—	391
Depreciation and amortization	5	19	1	—	25
Restructuring	—	—	—	—	—
Total operating expenses	21	381	14	—	416
Operating Income (Loss)	(21)	229	5	—	213
Interest expense	30	1	—	1	32
Interest (income)	—	1	—	(1)	—
Loss on extinguishment & modification of debt	69	—	—	—	69
Net (earnings) of equity affiliates	(230)	—	—	230	—
Income from Continuing Operations Before Provision for Income Taxes	110	227	5	(230)	112
Provision for income taxes	28	2	—	—	30
Income from Continuing Operations	82	225	5	(230)	82
Income from discontinued operations, net of tax	—	—	—	—	—
Net Income	$82	$225	$5	$(230)	$82
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—
Unrealized (loss) on derivatives, net of tax of $1	(4)	—	(4)	4	(4)
Total Comprehensive Income	$78	$225	$1	$(226)	$78

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Three Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net Sales	$—	$1,333	$37	$—	$1,370
Cost of sales	—	808	20	—	828
Gross Profit	—	525	17	—	542
Operating expenses:
Selling, general and administrative	22	303	11	—	336
Depreciation and amortization	4	17	—	—	21
Restructuring	2	1	—		3
Total operating expenses	28	321	11	—	360
Operating Income (Loss)	(28)	204	6	—	182
Interest expense	43	33	—	(40)	36
Interest (income)	(33)	(8)	—	40	(1)
Loss on extinguishment & modification of debt	78	—	—	—	78
Net (earnings) of equity affiliates	(189)	—	—	189	—
Income from Continuing Operations Before Provision for Income Taxes	73	179	6	(189)	69
Provision for income taxes	24	(2)	1	—	23
Income from Continuing Operations	49	181	5	(189)	46
Income from discontinued operations, net of tax	403	—	3	—	406
Net Income	$452	$181	$8	$(189)	$452
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—	1	(1)	1
Unrealized (loss) on derivatives, net of tax of $-	—	—	—	—	—
Total Comprehensive Income	$453	$181	$9	$(190)	$453

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended October 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net Sales	$—	$4,485	$118	$(2)	$4,601
Cost of sales	—	2,737	63	(2)	2,798
Gross Profit	—	1,748	55	—	1,803
Operating expenses:
Selling, general and administrative	53	1,053	41	—	1,147
Depreciation and amortization	14	57	1	—	72
Restructuring	5	4	—	—	9
Total operating expenses	72	1,114	42	—	1,228
Operating Income (Loss)	(72)	634	13	—	575
Interest expense	103	22	1	(25)	101
Interest (income)	(22)	(4)	—	25	(1)
Loss on extinguishment & modification of debt	69	—	—	—	69
Net (earnings) of equity affiliates	(620)	—	—	620	—
Income from Continuing Operations Before Provision for Income Taxes	398	616	12	(620)	406
Provision for income taxes	97	6	2	—	105
Income from Continuing Operations	301	610	10	(620)	301
Income from discontinued operations, net of tax	1	—	—	—	1
Net Income	$302	$610	$10	$(620)	$302
Other comprehensive income (loss):
Foreign currency translation adjustment	2	—	2	(2)	2
Unrealized gain (loss) on derivatives, net of tax of $1	(4)	—	(4)	4	(4)
Total Comprehensive Income	$300	$610	$8	$(618)	$300

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

	Nine Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net Sales	$—	$3,834	$105	$(1)	$3,938
Cost of sales	—	2,317	57	(1)	2,373
Gross Profit	—	1,517	48	—	1,565
Operating expenses:
Selling, general and administrative	64	908	36	—	1,008
Depreciation and amortization	11	51	1	—	63
Restructuring	2	1	—	—	3
Total operating expenses	77	960	37	—	1,074
Operating Income (Loss)	(77)	557	11	—	491
Interest expense	155	99	1	(121)	134
Interest (income)	(99)	(23)	—	121	(1)
Loss on extinguishment & modification of debt	81	—	—	—	81
Net (earnings) of equity affiliates	(583)	—	—	583	—
Income from Continuing Operations Before Provision for Income Taxes	369	481	10	(583)	277
Provision for income taxes	90	—	2	—	92
Income from Continuing Operations	279	481	8	(583)	185
Income from discontinued operations, net of tax	700	91	3	—	794
Net Income	$979	$572	$11	$(583)	$979
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	—	(1)	1	(1)
Unrealized (loss) on derivatives, net of tax of $-	—	—	—	—	—
Total Comprehensive Income	$978	$572	$10	$(582)	$978

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of October 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$22	$20	$3	$—	$45
Receivables, net	3	832	25	—	860
Inventories	—	782	21	—	803
Intercompany receivables	—	1	—	(1)	—
Other current assets	16	30	—	—	46
Total current assets	41	1,665	49	(1)	1,754
Property and equipment, net	151	202	3	—	356
Goodwill	—	1,993	—	—	1,993
Intangible assets, net	—	196	1	—	197
Deferred tax asset	174	—	2	(82)	94
Investment in subsidiaries	4,292	—	—	(4,292)	—
Intercompany notes receivable	189	1,193	—	(1,382)	—
Other assets	18	4	—	(5)	17
Total assets	$4,865	$5,253	$55	$(5,762)	$4,411
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10	$457	$16	$—	$483
Accrued compensation and benefits	36	66	3	—	105
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	1	(1)	—
Other current liabilities	110	124	7	—	241
Total current liabilities	167	647	27	(1)	840
Long-term debt, excluding current installments	1,843	9	45	(9)	1,888
Deferred tax liabilities	—	82	—	(82)	—
Intercompany notes payable (1)	1,193	189	—	(1,382)	—
Other liabilities	50	16	1	3	70
Total liabilities	3,253	943	73	(1,471)	2,798
Stockholder’s equity (deficit)	1,612	4,310	(18)	(4,291)	1,613
Total liabilities and stockholder’s equity (deficit)	$4,865	$5,253	$55	$(5,762)	$4,411

(1)         During the nine months ended October 28, 2018, the Parent completed a non-cash debt contribution to the Guarantor Subsidiaries of approximately $958 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of January 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
ASSETS
Current assets:
Cash and cash equivalents	$539	$15	$4	$—	$558
Receivables, net	7	584	21	—	612
Inventories	—	654	20	—	674
Intercompany receivables	—	2	—	(2)	—
Other current assets	15	15	1	—	31
Total current assets	561	1,270	46	(2)	1,875
Property and equipment, net	152	170	3	—	325
Goodwill	—	1,807	—	—	1,807
Intangible assets, net	—	90	1	—	91
Deferred tax asset	264	—	2	(61)	205
Investment in subsidiaries	2,811	—	—	(2,811)	—
Intercompany notes receivable	1,005	1,083	—	(2,088)	—
Other assets	12	3	—	—	15
Total assets	$4,805	$4,423	$52	$(4,962)	$4,318
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$353	$13	$—	$377
Accrued compensation and benefits	34	57	4	—	95
Current installments of long-term debt	11	—	—	—	11
Intercompany payables	—	—	2	(2)	—
Other current liabilities	43	88	7	—	138
Total current liabilities	99	498	26	(2)	621
Long-term debt, excluding current installments	2,032	—	58	—	2,090
Deferred tax liabilities	—	61	—	(61)	—
Intercompany notes payable	1,083	1,005	—	(2,088)	—
Other liabilities	125	16	—	—	141
Total liabilities	3,339	1,580	84	(2,151)	2,852
Stockholder’s equity (deficit)	1,466	2,843	(32)	(2,811)	1,466
Total liabilities and stockholder’s equity (deficit)	$4,805	$4,423	$52	$(4,962)	$4,318

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 28, 2018
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net cash flows from operating activities	$366	$4	$9	$—	$379
Cash flows from investing activities
Capital expenditures	(20)	(58)	(1)	—	(79)
Payments for businesses acquired, net	—	—	(362)	—	(362)
Proceeds from sales of property and equipment	—	—	—	—	—
Purchases of investments	(7)	—	—	7	—
Investments in equity affiliates (1)	(365)	—	(3)	368	—
Proceeds from (payments of) intercompany notes	—	46	—	(46)	—
Net cash flows from investing activities	$(392)	$(12)	$(366)	$329	$(441)

Cash flows from financing activities
Equity contribution (distribution) (1)	(172)	3	365	(368)	(172)
Borrowings of (repayments of) intercompany notes	(46)	—	—	46	—
Borrowings of long-term debt	930	10	—	(10)	930
Repayments of long-term debt	(1,240)	—	—	—	(1,240)
Borrowings on long-term revolver debt	90	—	10	—	100
Repayments on long-term revolver debt	(30)	—	(19)	—	(49)
Debt issuance costs	(18)	—	—	—	(18)
Other financing activities	(5)	—	—	3	(2)
Net cash flows from financing activities	(491)	13	356	(329)	(451)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(517)	$5	$(1)	$—	$(513)
Cash and cash equivalents at beginning of period	539	15	4	—	558
Cash and cash equivalents at end of period	$22	$20	$3	$—	$45

(1)         During the nine months ended October 28, 2018, the Parent completed a cash contribution of approximately $365 million to a Non-Guarantor Subsidiary to execute the purchase of A.H. Harris. Subsequent to the acquisition, the A.H. Harris entities became Guarantor Subsidiaries.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED)

	Nine Months Ended October 29, 2017
	Debt Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total HDS
Net cash flows from operating activities	$260	$55	$5	$—	$320
Cash flows from investing activities
Capital expenditures	(18)	(47)	—	—	(65)
Proceeds from sale of property and equipment	—	2	—	—	2
Proceeds from sales of businesses, net	2,450	—			2,450
Proceeds from (payments of) intercompany notes	—	(12)	—	12	—
Net cash flows from investing activities	$2,432	$(57)	$—	$12	$2,387

Cash flows from financing activities
Equity contribution	(516)	—	—	—	(516)
Borrowings of (repayments of) intercompany notes	12	—	—	(12)	—
Borrowings of long-term debt	113				113
Repayments of long-term debt	(1,526)	—	—	—	(1,526)
Borrowings on long-term revolver debt	621	—	3	—	624
Repayments on long-term revolver debt	(981)	—	(8)	—	(989)
Debt issuance costs	(26)	—	—	—	(26)
Other financing activities	1	—	—	—	1
Net cash flows from financing activities	(2,302)	—	(5)	(12)	(2,319)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$390	$(2)	$—	$—	$388
Cash and cash equivalents at beginning of period	51	17	5	—	73
Cash and cash equivalents at end of period	$441	$15	$5	$—	$461

NOTE 14 — REVENUE

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

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Facilities Maintenance
Maintenance, Repair, and Operations	$718	$668	$2,076	$1,954
Property Improvement	92	86	277	251
Total Facilities Maintenance Net Sales	810	754	2,353	2,205
Construction & Industrial
Non-Residential Construction	569	405	1,567	1,131
Residential Construction	189	169	553	489
Other	45	43	130	117
Total Construction & Industrial Net Sales	803	617	2,250	1,737
Inter-segment Eliminations	(1)	(1)	(2)	(4)
Total HD Supply Net Sales	$1,612	$1,370	$4,601	$3,938

Contract Balances

The timing of satisfaction of identified performance obligations may differ from the timing of invoicing to customers for certain installation contracts, which may result in the recognition of a contract asset or liability. The Company records a contract asset when it recognizes revenue prior to invoicing, or a contract liability when revenue is recognized subsequent to invoicing. Contract assets are reclassified as accounts receivable upon invoicing and contract liabilities are relieved upon recognition of revenue. As of October 28, 2018, the Company’s contract assets and contract liabilities, which are included in Other Current Assets and Other Current Liabilities, respectively, within the Consolidated Balance Sheets, are not material.

Payment terms and conditions vary by contract type, although terms generally include a requirement for payment within 45 days. As such, in instances where the timing of revenue recognition differs from the timing of invoicing, the Company has concluded that its contracts with customers do not include a significant financing component because customer payments for goods and services are received in less than one year. All remaining performance obligations as of October 28, 2018 are not material.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Derivatives and Hedging — In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This update expands and refines hedge accounting for both nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from assessment of hedge effectiveness. In addition, the new guidance requires expanded disclosures as it pertains to the effect of hedging on individual income statement lines, including the effects of components excluded from the assessment of effectiveness. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. Companies with cash flow or net investment hedges existing at the date of adoption are required to apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no adjustment to retained earnings.

Stock Compensation — In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively to awards modified on or after the adoption date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no impact to the Company’s financial position, results of operations or cash flows.

Business Combinations — In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist companies to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively with no required disclosure at the transition date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no material impact to the Company’s financial position, results of operations or cash flows.

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

The Company adopted ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018) using the modified retrospective method. See “Note 14, Revenue” for the Company’s revenue accounting policies and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements — In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15.

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

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), amended by ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” ASU 2018-01, “Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) — Targeted Improvements.” The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects the adoption of ASU 2016-02 will have a material impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities. The Company is currently in the process of evaluating the impact of adoption on the consolidated statements of operations and cash flows, but does not expect the impact to be material and will represent a timing difference in recognition of lease expense over the lease term of certain lease contracts. The Company does not expect the adoption of ASU 2016-02 to have an impact on its debt covenant compliance under its current debt and indenture agreements.

NOTE 16—SUBSEQUENT EVENT

On November 30, 2018, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate $500 million of its common stock.  The Company will conduct repurchases under the share repurchase program in the open market and through broker negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion.  As of November 30, 2018, the Company has approximately $656 million remaining under its new and previous share repurchase authorizations.

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

Acquisitions

We enter into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

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

During the third quarter of fiscal 2018 and the first nine months of fiscal 2018, Construction & Industrial incurred approximately $2 million and $5 million of costs, respectively, related to the acquisition and integration of A.H. Harris. We expect to incur a total of $8 million to $10 million of acquisition and integration costs related to this acquisition during fiscal 2018.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 3, 2019 (“fiscal 2018”) includes 53 weeks and the fiscal year ended January 29, 2018 (“fiscal 2017”) includes 52 weeks.  The three months ended October 28, 2018 (“third quarter 2018”) and October 29, 2017 (“third quarter 2017”) both include 13 weeks. The nine months ended October 28, 2018 and October 29, 2017 both include 39 weeks.

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income	$82	$452	$302	$979
Less income from discontinued operations, net of tax	—	406	1	794
Income from continuing operations	82	46	301	185
Interest expense, net	32	35	100	133
Provision for income taxes	30	23	105	92
Depreciation and amortization(1)	27	22	78	66
Loss on extinguishment & modification of debt(2)	69	78	69	81
Restructuring charges(3)	—	3	9	3
Stock-based compensation	7	7	19	19
Acquisition and integration costs(4)	2	—	5	—
Other	(1)	—	(2)	—
Adjusted EBITDA	$248	$214	$684	$579

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

(3)         Represents the costs related to exiting the Company’s previous corporate headquarters and the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs. For additional information, see “Note 10, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

(4)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income	$82	$452	$302	$979
Less income from discontinued operations, net of tax	—	406	1	794
Income from continuing operations	82	46	301	185
Plus: Provision for income taxes	30	23	105	92
Less: Cash income taxes	(4)	(4)	(9)	(14)
Plus: Amortization of acquisition-related intangible assets (other than software)	5	3	16	9
Plus: Loss on extinguishment & modification of debt(1)	69	78	69	81
Plus: Restructuring charges(2)	—	3	9	3
Plus: Acquisition and integration costs(3)	2	—	5	—
Adjusted Net Income	$184	$149	$496	$356

(1)         Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

(2)         Represents the costs related to existing the Company’s previous corporate headquarters and the costs incurred for strategic alignment of our workforce. These costs include severance, relocation costs and other related costs. For additional information, see “Note 10, Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

(3)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

Consolidated results of operations

	Three Months Ended		Percentage	Nine Months Ended		Percentage
Dollars in millions	October 28, 2018	October 29, 2017	Increase (Decrease)	October 28, 2018	October 29, 2017	Increase (Decrease)
Net sales	$1,612	$1,370	17.7%	$4,601	$3,938	16.8%
Gross Profit	629	542	16.1	1,803	1,565	15.2
Operating expenses:
Selling, general and administrative	391	336	16.4	1,147	1,008	13.8
Depreciation and amortization	25	21	19.0	72	63	14.3
Restructuring Charges	—	3	*	9	3	*
Total operating expenses	416	360	15.6	1,228	1,074	14.3
Operating Income	213	182	17.0	575	491	17.1
Interest expense	32	36	(11.1)	101	134	(24.6)
Interest (income)	—	(1)	*	(1)	(1)	*
Loss on extinguishment & modification of debt	69	78	(11.5)	69	81	(14.8)
Income from Continuing Operations Before Provision for Income Taxes	112	69	62.3	406	277	46.6
Provision for income taxes	30	23	30.4	105	92	14.1
Income from Continuing Operations	82	46	78.3	301	185	62.7
Income from discontinued operations, net of tax	—	406	*	1	794	*
Net Income	$82	$452	(81.9)	$302	$979	(69.2)
Non-GAAP financial data:
Adjusted EBITDA	$248	$214	15.9	$684	$579	18.1
Adjusted net income	$184	$149	23.5	$496	$356	39.3

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	October 28, 2018	October 29, 2017	Increase (Decrease)	October 28, 2018	October 29, 2017	Increase (Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	39.0	39.6	(60)	39.2	39.7	(50)
Operating expenses:
Selling, general and administrative	24.3	24.5	(20)	24.9	25.6	(70)
Depreciation and amortization	1.5	1.6	(10)	1.6	1.5	10
Restructuring Charges	—	0.2	(20)	0.2	0.1	10
Total operating expenses	25.8	26.3	(50)	26.7	27.2	(50)
Operating Income	13.2	13.3	(10)	12.5	12.5	—
Interest expense	2.0	2.6	(60)	2.2	3.4	(120)
Interest (income)	—	(0.1)	10	—	—	*
Loss on extinguishment & modification of debt	4.3	5.7	(140)	1.5	2.1	(60)
Income from Continuing Operations Before Provision for Income Taxes	6.9	5.1	180	8.8	7.0	180
Provision for income taxes	1.8	1.7	10	2.3	2.3	—
Income from Continuing Operations	5.1	3.4	170	6.5	4.7	180
Income from discontinued operations, net of tax	—	29.6	*	0.1	20.2	*
Net Income	5.1	33.0	*	6.6	24.9	*
Non-GAAP financial data:
Adjusted EBITDA	15.4	15.6	(20)	14.9	14.7	20
Adjusted net income	11.4	10.9	50	10.8	9.0	180

* Not meaningful

Highlights

Net sales in third quarter 2018 increased $242 million, or 17.7%, as compared to third quarter 2017. Operating income in third quarter 2018 increased $31 million, or 17.0%, as compared to third quarter 2017. Net income in third quarter 2018 decreased $370 million to $82 million as compared to third quarter 2017 due primarily to a $406 million decrease in Income from discontinued operations, net of tax. Adjusted EBITDA in third quarter 2018 increased $34 million, or 15.9%, as compared to third quarter 2017. Adjusted net income in third quarter 2018 increased $35 million, or 23.5%, as compared to third quarter 2017 due primarily to growth in operations, and, to a lesser extent, a decline in interest expense as a result of lower outstanding debt balances. As of October 28, 2018, our total liquidity was $920 million. See “Liquidity and Capital Resources — External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

In the nine months ended October 29, 2017, the Company recognized a gain on the sale of the Waterworks business of approximately $725 million, net of tax of $202 million. In connection with presenting the Waterworks business unit as a discontinued operation in the second quarter of fiscal 2017, a net deferred tax asset of $323 million and a corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Waterworks subsidiary was recorded in the second quarter of fiscal 2017. The income tax benefit was reflected within Income from discontinued operations, net of tax. Upon recording the gain on sale of Waterworks in the third quarter of fiscal 2017, the Company recognized a tax expense in discontinued operations, which included $323 million related to utilizing the deferred tax asset originally recorded in the second quarter of fiscal 2017.

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

For additional information, see “Note 10 - Restructuring Activities,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in third quarter 2018 increased $242 million, or 17.7%, compared to third quarter 2017 and $663 million, or 16.8%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

Both of our reportable segments delivered an increase in Net sales in third quarter 2018 and in the first nine months of fiscal 2018 as compared to the same periods in fiscal 2017. The Net sales increases were primarily due to increases in market volume and growth initiatives at each of our businesses and the acquisition of A.H. Harris by Construction & Industrial. Growth initiatives contributed approximately $78 million and $235 million in third quarter 2018 and the first nine months of fiscal 2018, respectively. Organic sales growth was $129 million, or 9.4% for third quarter 2018 as compared to third quarter 2017 and $386 million, or 9.8% for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

Gross profit

Gross profit increased $87 million, or 16.1%, during third quarter 2018 as compared to third quarter 2017 and $238 million, or 15.2%, during the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

Both of our reportable segments delivered an increase in Gross profit in both periods primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 60 basis points to 39.0% in third quarter 2018 as compared to 39.6% in third quarter 2017 and approximately 50 basis points to 39.2% in the first nine months of fiscal 2018 as compared to 39.7% in the same period in fiscal 2017. The acquisition of A.H. Harris contributed to the decline in gross margin in both periods, negatively impacting gross margin by approximately 40 basis points in both the third quarter 2018 and the first nine months of fiscal 2018 as compared to the same periods in fiscal 2017. Gross margins were also negatively impacted by the lower margin Construction & Industrial business growing Net sales organically at 11.8% and 13.6% in third quarter 2018 and the first nine months of fiscal 2018, respectively, compared to Facilities Maintenance Net sales growth rates of 7.4% and 6.7% in third quarter 2018 and the first nine months of fiscal 2018, respectively.

Operating expenses

Operating expenses increased $56 million, or 15.6%, during third quarter 2018 as compared to third quarter 2017 and $154 million, or 14.3%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

Selling, general and administrative expenses increased $55 million, or 16.4%, in third quarter 2018 as compared to third quarter 2017 and $139 million, or 13.8%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was primarily a result of the acquisition of A.H. Harris, increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel.

Operating expenses as a percentage of Net sales decreased approximately 50 basis points to 25.8% in third quarter 2018 as compared to third quarter 2017 and approximately 50 basis points to 26.7%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. Selling, general and administrative expenses as a percentage of Net sales, decreased approximately 20 basis points to 24.3% in third quarter 2018 as compared to third quarter 2017 and approximately 70 basis points to 24.9% in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in both periods was primarily a result of the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives.

Operating income

Operating income increased $31 million, or 17.0%, during third quarter 2018 as compared to third quarter 2017 and $84 million or 17.1% in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was primarily due to higher sales volume, including the acquisition of A.H. Harris, partially offset by the increase in operating expenses.

Operating income as a percentage of Net sales decreased approximately 10 basis points to 13.2% during third quarter 2018 as compared to third quarter 2017 and remained flat at 12.5% during the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. In both periods, the decline in gross margin and increased investments in growth initiatives were offset by the leverage of fixed costs through sales volume increases.

Interest expense

Interest expense decreased $4 million, or 11.1%, during third quarter 2018 as compared to third quarter 2017 and $33 million, or 24.6%, during the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in both periods was due to a lower outstanding balance as a result of using proceeds from the sale of a business to reduce indebtedness, partially offset by an increase in the average effective interest rate due to an increase in non-cash amortization of deferred financing costs.

Loss on extinguishment & modification of debt

During third quarter 2018 and the first nine months of fiscal 2018, our debt refinancing and redemption activities resulted in charges of $69 million, recorded in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 22, 2018, HDS amended its senior secured term loan facility (the “Term Loan Facility”), incurring a modification and extinguishment charge of approximately $5 million, which includes financing fees and other costs of approximately $3 million and the write-off of approximately $2 million of unamortized discount and deferred financing costs.

On October 11, 2018, HDS used the net proceeds from the issuance of the 5.375% Senior Unsecured Notes due 2026 (the “October 2018 Senior Unsecured Notes”), together with available cash and borrowings on HDS’s Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”), to redeem all of the outstanding $1,000 million aggregate principal of the 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”), incurring a $64 million loss on extinguishment of debt, which includes a $56 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs.

For further information on 2018 debt refinancing and redemption activity, please refer to “Liquidity and Capital Resources — External Financing.”

During third quarter 2017 and the first nine months of fiscal 2017, our debt refinancing and redemption activities resulted in charges of $78 million and $81 million, respectively, recorded in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On September 1, 2017, HDS redeemed all of the outstanding $1,250 million in aggregate principal amount of its 5.25% Senior Secured First Priority Notes due 2021, incurring a $73 million loss on extinguishment of debt, which includes a $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs.

On August 31, 2017, HDS amended the Term Loan Facility incurring a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of unamortized discount and deferred financing costs.

On August 25, 2017, HDS amended the April 2016 Senior Unsecured Notes. As a result, the Company incurred a modification charge of approximately $3 million for financing fees.

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million aggregate principal of its Term B-1 Loans, as defined below, incurring a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each.

On April 5, 2017, HDS amended the Senior ABL Facility, incurring a $1 million loss on extinguishment of debt.

For more information on 2017 debt refinancing and redemption activities, please refer to “Liquidity and Capital Resources — External Financing” in Item 5. Management’s Discussion and Analysis on Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 28, 2018.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in third quarter 2018 was $30 million compared to $23 million in third quarter 2017. The provision for income taxes in the first nine months of fiscal 2018 was $105 million compared to $92 million in the first nine months of fiscal 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Tax Act significantly lowered the Company’s federal statutory rate from 35% to 21%.

The effective rate for continuing operations for third quarter 2018 and the first nine months of fiscal 2018 was 26.8% and 25.9%, respectively. The effective rate for continuing operations for third quarter 2017 and the first nine months of fiscal 2017 was 33.3% and 33.2%, respectively. The effective rate in the third quarter 2017 and the first nine months of fiscal 2017 was lowered by approximately 290 basis points and 510 basis points, respectively, due to the exercise and vesting of stock-based awards.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of October 28, 2018 and January 29, 2018, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA increased $34 million, or 15.9%, in third quarter 2018 as compared to third quarter 2017 and $105 million, or 18.1%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. Both of our reportable segments generated an increase in Adjusted EBITDA for third quarter 2018 as compared to third quarter 2017 and the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales decreased approximately 20 basis points to 15.4% in third quarter 2018 as compared to third quarter 2017 and increased approximately 20 basis points to 14.9% in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in third quarter 2018 as compared to third quarter 2017 was primarily due to the decline in gross margin and increased investments in growth initiatives, partially offset by the leverage of fixed costs through sales volume increases. The increase in the first nine months of fiscal 2018 was primarily due to the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives and decline in gross margin.

Adjusted net income

Adjusted net income increased $35 million, or 23.5%, in third quarter 2018 as compared to third quarter 2017 and $140 million, or 39.3%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in Adjusted net income in both periods was attributable to growth in operations and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
Dollars in millions	October 28, 2018	October 29, 2017	Increase (Decrease)		October 28, 2018	October 29, 2017	Increase (Decrease)
Net sales	$810	$754	7.4%		$2,353	$2,205	6.7%
Operating income	$134	$127	5.5%		$373	$351	6.3%
% of Net sales	16.5%	16.8%	(30	) bps	15.9%	15.9%	—
Depreciation and amortization	12	10	20.0%		34	32	6.3%
Other	3	7	(57.1)%		15	14	7.1%
Adjusted EBITDA	$149	$144	3.5%		$422	$397	6.3%
% of Net sales	18.4%	19.1%	(70	) bps	17.9%	18.0%	(10	) bps

* Not meaningful

Net Sales

Net sales increased $56 million, or 7.4%, in third quarter 2018 as compared to third quarter 2017 and $148 million, or 6.7%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Net sales in both periods was primarily due to growth in the multifamily and hospitality industries and growth initiatives. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA increased $5 million, or 3.5%, in third quarter 2018 as compared to third quarter 2017 and $25 million, or 6.3%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily due to increased sales volume, partially offset by increased personnel costs including incentive compensation.

Adjusted EBITDA as a percentage of Net sales decreased approximately 70 basis points in third quarter 2018 as compared to third quarter 2017 and decreased approximately 10 basis points in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The decrease in third quarter 2018 as compared to third quarter 2017 was primarily driven by an increase in Selling, general and administrative expenses due to investments in growth initiatives including personnel. Gross margins in third quarter 2018 remained flat as compared to third quarter 2017. The decrease in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017 was primarily driven by an increase in Selling, general and administrative expenses due to investments in growth initiatives including personnel, partially offset by improvement in gross margin of 10 basis points.

Construction & Industrial

	Three Months Ended				Nine Months Ended
Dollars in millions	October 28, 2018	October 29, 2017	Increase (Decrease)		October 28, 2018	October 29, 2017	Increase (Decrease)
Net sales	$803	$617	30.1%		$2,250	$1,737	29.5%
Operating income	$79	$55	43.6%		$202	$140	44.3%
% of Net sales	9.8%	8.9%	90	bps	9.0%	8.1%	90	bps
Depreciation and amortization	15	12	25.0%		44	34	29.4%
Other	5	3	66.7%		16	8	*
Adjusted EBITDA	$99	$70	41.4%		$262	$182	44.0%
% of Net sales	12.3%	11.3%	100	bps	11.6%	10.5%	110	bps

Net Sales

Net sales increased $186 million, or 30.1%, in third quarter 2018 as compared to third quarter 2017 and $513 million, or 29.5%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. On an organic basis, excluding the sales of recently acquired A.H. Harris, sales growth was approximately 11.8% for third quarter 2018 as compared to third quarter 2017 and approximately 13.6% for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

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

Adjusted EBITDA

Adjusted EBITDA increased $29 million, or 41.4%, in third quarter 2018 as compared to third quarter 2017 and $80 million, or 44.0%, in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.

The increase in Adjusted EBITDA in both periods was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative costs related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points in third quarter 2018 as compared to third quarter 2017 and approximately 110 basis points in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. The increase in both periods was driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales due to the leverage of fixed costs through sales volume increases, partially offset by decreasing rebar margins. Rebar gross margin rates are declining due to an increase in steel costs impacted by tariffs and duties. We have increased our pricing of rebar to recover the increase in rebar costs, but not enough to maintain our gross margin rate, negatively affecting our overall margin rate, excluding A.H. Harris, by approximately 30 basis points in both third quarter 2018 as compared to third quarter 2017 and the first nine months of fiscal 2018 as compared to the same period in fiscal 2017. Additionally, the acquisition of A.H. Harris negatively impacted gross margin by approximately 20 basis points in both third quarter 2018 and the first nine months of fiscal 2018 as compared to the same periods in fiscal 2017.

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

During the first nine months of fiscal 2018, the Company’s use of cash was primarily driven by net repayments of debt, payment for business acquired, capital expenditures and purchases of treasury shares. These uses were partially offset by cash provided by operations.

As of October 28, 2018, our combined liquidity of approximately $920 million was comprised of $52 million in cash and cash equivalents and $868 million of additional available borrowings (excluding $175 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended
Amounts in millions	October 28, 2018	October 29, 2017	Increase (Decrease)

Operating activities	$379	$320	$59
Investing activities	(441)	2,387	(2,828)
Financing activities	(444)	(2,321)	1,877

Working capital

Working capital, excluding cash and cash equivalents, was $849 million as of October 28, 2018, increasing $121 million as compared to $728 million as of October 29, 2017.  The increase was primarily driven by business growth and the acquired working capital of A.H. Harris, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable, as well as an increase of $87 million in Other current liabilities for the corporate headquarters financing liability.

Operating activities

During the first nine months of fiscal 2018, cash provided by operating activities was $379 million compared to $320 million in the first nine months of fiscal 2017. Cash interest paid in the first nine months of fiscal 2018 was $103 million, compared to $148 million in the first nine months of fiscal 2017. Cash flows from operating activities for the first nine months of fiscal 2018 the first nine months of fiscal 2017 included payments of $4 million and $6 million, respectively, of original issue discount related to the extinguishment of a portion of the Term Loans. Cash flows provided by operating activities for discontinued operations were zero and $28 million during the first nine months of fiscal 2018 and the first nine months of fiscal 2017, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $40 million in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is primarily attributable to growth in earnings of continuing operations.

Investing activities

During the first nine months of fiscal 2018, cash used by investing activities was $441 million, comprised of $362 million for the acquisition of A.H. Harris and $79 million of capital expenditures.  During the first nine months of fiscal 2017, cash provided by investing activities was $2,387 million, primarily comprised of $2,450 million of cash proceeds from the sales of businesses, partially offset by $65 million of capital expenditures.

Financing activities

During the first nine months of fiscal 2018, cash used in financing activities was $444 million, primarily due to net debt repayments of $259 million including premiums to redeem debt prior to maturity, purchases of treasury shares of $166 million, payments of debt issuance costs of $18 million, and tax withholdings on stock-based awards of $6 million, partially offset by proceeds from employee stock option exercises of $7 million.

During the first nine months of fiscal 2017, cash used in financing activities was $2,321 million, primarily due to net debt repayments of $1,778 million including premiums to redeem debt prior to maturity, purchases of treasury shares of $555 million and payments for debt issuance costs of $26 million, partially offset by proceeds from employee stock option exercises of $37 million.

External financing

As of October 28, 2018, we had an aggregate principal amount of $1,899 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $4 million and $22 million, respectively, and $868 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $175 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On October 24, 2018, the Company entered into an interest rate swap agreement, designated as a cash flow hedge on $750 million of the Term B-5 Loans, as defined below, principal. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate. The fair value of the interest rate swap as of October 28, 2018 was approximately $5 million.

On October 22, 2018, HDS entered into a Sixth Amendment (the “Sixth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility. Pursuant to the Sixth Amendment, HDS amended its existing Term Loan Facility, to, among other things, refinance all the outstanding term loans in an original aggregate principal of $535 million (the “Term B-3 Loans”) and an original aggregate principal of $546 million (the “Term B-4 Loans”) with a new tranche of term loans (the “Term B-5 Loans”) in an original aggregate principal of $1,070 million.

In connection with the Sixth Amendment, the Company paid approximately $5 million in consent fees and incurred a modification and extinguishment charge of approximately $5 million, which includes financing fees and other costs of approximately $3 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

On October 11, 2018, HDS issued $750 million of the October 2018 Senior Unsecured Notes at par. HDS received approximately $741 million of proceeds, net of transaction fees. The transaction fees of $9 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes. HDS used the net proceeds from the October 2018 Senior Unsecured Notes issuance, together with available cash and borrowings on the Senior ABL Facility, to redeem all of the outstanding $1,000 million aggregate principal of the April 2016 Senior Unsecured Notes, and pay a $56 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $28 million of accrued but unpaid interest. As a result, the Company incurred a $64 million loss on extinguishment of the debt, which includes the $56 million make-whole premium and write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.”

For additional information, see “Note 5, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Rating agency actions

In October 2018, Moody’s Investor’s Service (“Moody’s”) assigned a Ba3 rating on the October 2018 Senior Unsecured Notes. In related ratings actions, Moody’s assigned a Ba2 rating on the Term B-5 Loans. Moody’s affirmed its Ba2 Corporate Family Rating, Ba2-PD Probability of Default, and SGL-1 Speculative Grade Liquidity Rating. Moody’s rating outlook remains stable.

In October 2018, Standard & Poor’s Global Ratings (“S&P”) assigned a BB- issue-level rating and a recovery rating of ‘6’ on the October 2018 Senior Unsecured Notes. In related ratings actions, S&P assigned a BBB- issue-level rating and a recovery rating of ‘1’ on the Term B-5 Loans. S&P affirmed its other ratings on HDS, including the BB+ issuer rating. S&P’s rating outlook remains stable.

In July 2018, Moody’s upgraded HDS’s Corporate Family Rating to Ba2 from Ba3 and its Probability of Default Rating to Ba2-PD from Ba3-PD. Moody’s cited projected financial performance and resulting key debt credit metrics improving over the next to 12 to 18 months. Moody’s also affirmed HDS’s SGL-1 Speculative Grade Liquidity Rating and its rating outlook remains stable.

In April 2018, S&P upgraded HDS’s Corporate Family Rating from BB Stable to BB+ Stable. Additionally, S&P affirmed its rating of the Senior ABL Facility as BBB-. S&P cited HDS’s improved operating performance and credit metrics as rationale for the upgrades. S&P affirmed its ratings outlook as stable.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 28, 2018, except for those related to the adoption of ASC 606, Revenue from Contracts with Customers. See “Note 14 - Revenue” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for further information.

Recent accounting pronouncements

See “Note 15 — Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of October 28, 2018 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of October 28, 2018 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the defendants on behalf of all persons other than defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part Defendants’ motion to dismiss. The matter is now in discovery.

On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order continuing the continued conditional stay of proceedings and administratively closing the matter until after any summary judgment motion filed in the securities litigation is adjudicated.

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors (collectively, the “individual defendants”) as defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. Defendants moved to dismiss the complaint on November 2, 2018. That motion is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On August 25, 2017, Holdings’ Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings’ common stock in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Under this plan, Holdings purchased approximately 4.7 million shares for approximately $178 million during the nine months ended October 28, 2018.

On November 30, 2018, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate $500 million of its common stock.  The Company will conduct repurchases under the share repurchase program in the open market and through broker negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion.

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

Under the share repurchase plans, Holdings repurchased approximately 4.8 million shares of its common stock for approximately $185 million during the nine months ended October 28, 2018.

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2018 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 30 – August 26	38,117	$43.42	38,117	$371,475,545
August 27 – September 23	90,966	42.40	90,966	367,728,013
September 24 – October 28	2,292,709	37.95	2,292,709	280,807,269	(2)
Total	2,421,792	$38.20	2,421,792

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

(2)                           As of October 28, 2018, the approximate dollar value of shares that may yet be repurchased under the plans or programs is entirely comprised of available repurchases related to the $500 million share repurchase program authorized in August 2017.

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

4.1

Indenture, dated as of October 11, 2018, by and among HD Supply, Inc., the subsidiary guarantors from time to time a party thereto, and Wells Fargo Bank, National Association relating to the 5.375% Senior Notes due 2026.

4.2	Form of 5.375% Senior Note due 2026 (included in Exhibit 4.1 hereto).

10.1

Sixth Amendment to Credit Agreement, dated as of October 22, 2018, by and among HD Supply Inc., Bank of America, N.A. as administrative agent, JP Morgan Chase Bank, N.A., as a Term B-5 Lender, and the other lenders party thereto.

10.2#	Separation Agreement and Release of Claims, dated as of September 28, 2018, by and between HD Supply Holdings, Inc. and William P. Stengel. (4)

10.3#	Letter of Employment, dated as of November 2, 2015, by and between HD Supply, Inc. and Bradley Paulsen.

10.4#	Letter of Employment, dated as of September 6, 2018, by and between HD Supply, Inc. and Bradley Paulsen.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

(1)         Previously filed in Amendment No.1 to Form S-4 of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009.

(2)         Previously filed in Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013.

(3)         Previously filed in Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013.

(4)         Previously filed in Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on October 2, 2018.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 4, 2018	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer