Form 10-K
period 2019-02-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2019-03-19
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2019
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

           Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

           If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒	HD Supply, Inc.	Yes ☐	No ☒

           The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 27, 2018 (the last business day of our most recently completed fiscal second quarter) was $8,000,191,424.

           The number of shares of the registrant's common stock outstanding as of March 15, 2019:

HD Supply Holdings, Inc.	170,790,106 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2019 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.'s fiscal year ended February 3, 2019.

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

  •
  "October 2018 Senior Unsecured Notes" refers to HDS's 5.375% Senior Unsecured Notes due 2026 issued on October 11, 2018 in an aggregate principal amount of $750 million.

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

  •
  "Term Loan Facility" refers to HDS's senior secured credit facility issued on April 12, 2012 (as amended by the First Amendment, dated as of February 15, 2013, the Second Amendment, dated as of February 6, 2014, the Incremental Agreement No. 1, dated as of August 13, 2015, the Fourth Amendment, dated as of October 14, 2016, the Fifth Amendment, dated as of August 31, 2017, and the Sixth Amendment dated October 22, 2018).

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

  •
  "Term B-5 Loans" refers to the tranche of Term Loans issued on October 22, 2018 under the Term Loan Facility to replace the Term B-3 Loans and Term B-4 Loans in an aggregate principal amount of $1,070 million.

Refinancing Transactions

        On April 11, 2016, HDS issued the April 2016 Senior Unsecured Notes at par.

        On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding October 2012 Senior Unsecured Notes.

        On October 14, 2016, HDS amended the Term Loan Facility to reduce its LIBOR floor to zero by issuing Term B-1 Loans in an aggregate principal amount of approximately $842 million as a replacement tranche for all outstanding term loans and issued Term B-2 Loans in an aggregate principal amount of $550 million.

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

        On August 25, 2017, HDS amended and supplemented the indenture governing its April 2016 Senior Unsecured Notes to (a) amend the definition of "Permitted Payments," (b) increase the interest rate to 7.00% on April 15, 2019, (c) amend the definition of "Net Available Cash," and (d) amend the definition of "Consolidated EBITDA."

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

        On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility by $500 million to $1,000 million.

        On October 11, 2018, HDS issued the October 2018 Senior Unsecured notes and used the net proceeds, together with cash on hand and available borrowings under HDS's Senior ABL Facility, to redeem all of the outstanding April 2016 Senior Unsecured Notes.

        On October 22, 2018, HDS amended its Term Loan Facility, refinancing its Term B-3 and Term B-4 Loans with Term B-5 Loans in an aggregate principal amount of $1,070 million.

        HDS's Senior Credit Facilities and October 2018 Senior Unsecured Notes are discussed in greater detail in Note 6, Debt in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data."

Glossary of Certain Other Terms

ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2016	Fiscal year ended January 29, 2017
Fiscal 2017	Fiscal year ended January 28, 2018
Fiscal 2018	Fiscal year ended February 3, 2019
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
Holdings	HD Supply Holdings, Inc.
HVAC	Heating, ventilating, and air conditioning
MRO	Maintenance, repair and operations
NASDAQ	The NASDAQ Stock Market LLC
NOLs	Net operating losses
OEM	Original equipment manufacturer
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
U.S.	United States
Vendor rebates	Vendors providing for inventory purchase rebates

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

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See "Part 1. Item 1A. Risk Factors") and those described from time to time in our other filings with the

SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

  •
  interruptions in the proper functioning of our information technology, or "IT" systems, including from cybersecurity threats;

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

You should read this annual report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this annual report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this annual report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

        Through approximately 270 branches and 44 distribution centers in the U.S. and Canada, we serve our markets with an integrated go-to-market strategy. We have approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 650,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

        For fiscal 2018, we:

  •
  generated $6 billion in Net sales, representing 18.1% growth over fiscal 2017;

  •
  generated Net income of $394 million in fiscal 2018, as compared to a Net income of $970 million in fiscal 2017, which included a $732 million gain on sale, net of tax, on the sale of a discontinued business;

  •
  generated $871 million of Adjusted EBITDA, representing 19.2% growth over fiscal 2017; and

  •
  generated $619 million of Adjusted net income in fiscal 2018, as compared to $447 million in fiscal 2017.

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

Our Strategy

        Since 2007 we have undertaken significant operating and growth initiatives at all levels. We developed and are implementing a multi-year strategy to optimize our business mix. This strategy includes entering new markets and product lines, streamlining and upgrading our process and technology capabilities, acquiring new capabilities and identifying and acquiring acquisition targets that complement our existing businesses. At the same time, we attracted what we believe to be "best of the best" talent, capitalizing on relevant experience, teamwork and change navigation.

        Both of our businesses invest in high-growth initiatives that align with our five growth plays:

  1.
  Sell More to Existing Customers (i.e., Share of Wallet)

  2.
  Introduce New Products and Services

  3.
  Expand the Channels to Reach Our Customers (e.g., Internet, Catalog, and Mobility)

  4.
  Acquire New Customers

  5.
  Enter New Geographies (i.e., Open New Locations)

        Through investments in these growth plays, we believe we are well-positioned to grow in excess of the markets in which we operate. Specific initiatives focus on increasing penetration within our existing customer base, including the addition of new sales talent across the Company; and the addition of new products and services, including proprietary brands, primarily in our Facilities Maintenance business. We also continue to invest in mobile technologies and e-commerce. We focus primarily on sales talent acquisition, entering new geographies and business combination opportunities to acquire new customers.

        HD Supply is managed primarily on a product-line basis and reports results of operations in two reportable segments. The reportable segments are Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include "Corporate and Eliminations," which comprises enterprise-wide functional departments that operate in a centralized structure.

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

Our Market Sectors

        We offer a diverse range of products and services to the Maintenance, Repair & Operations and Specialty Construction market sectors in the United States and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside of the United States, primarily in Canada, were $157 million, $146 million, and $124 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Maintenance, Repair & Operations

        In the MRO market sector, our Facilities Maintenance business serves customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model. We estimate that this market sector currently represents an addressable market in excess of $55 billion annually with demand driven primarily by ongoing maintenance requirements and property improvement projects of a broad range of living environments and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. We believe our maintenance, repair and operations business focused on living spaces, including apartment units, hotel or motel rooms and senior care living facilities, provides stable demand, particularly in challenging economic environments, when new construction tends to decrease.

Specialty Construction

        In the Specialty Construction market sector, our Construction & Industrial and Home Improvement Solutions businesses serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents an addressable market of approximately $30 billion annually with demand driven primarily by non-residential construction, residential construction, industrial and repair and remodeling construction spending. Construction & Industrial serves this sector through the broad national presence of its regionally organized branch distribution network, as well as branches in six Canadian provinces, while Home Improvement Solutions operates through retail outlets in California primarily serving cash and carry customers. We believe we are well-positioned to benefit from the continued expansion of non-residential and residential construction end-markets.

Our History

        On July 2, 2013, Holdings completed an initial public offering of 61,170,212 shares of its common stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million. Upon completion of Holdings' secondary public offerings in fiscal 2014 and fiscal 2015, The Home Depot, Inc. and three private equity firms, collectively our former parent, sold all of their remaining original investment in Holdings.

        During fiscal 2014, we completed the disposal of Litemor through liquidation. In January 2015, we sold substantially all of the assets of our Hardware Solutions business. In October 2015, we sold our Power Solutions business. In May 2016, we sold our Interior Solutions business. In August 2017, we sold our Waterworks business. For additional information on the discontinued operations, see Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data."

        In March 2018, we completed the acquisition of A.H. Harris Construction Supplies ("A.H. Harris"), a leading specialty construction distributor serving the northeast and mid-Atlantic regions, expanding Construction & Industrial's market presence in the northeastern U.S. For additional information on the acquisition of A.H. Harris, see Note 2, Acquisitions in the Notes to Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data."

Customers and Suppliers

        We maintain a customer base of approximately 500,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 12.2% of our Net sales in fiscal 2018, reducing our exposure to any single customer.

        We have developed relationships with approximately 7,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

        We operate in a highly fragmented industry and hold leading positions in both market sectors. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Watsco, Interline Brands (a division of The Home Depot, Inc.), Maintenance Supply Headquarters (a division of Lowe's Companies, Inc.) and Ferguson.

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

Intellectual property

        Our trademarks and those of our subsidiaries are registered or otherwise legally protected in the U.S., Canada and elsewhere. We, together with our subsidiaries, own approximately 145 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply ®, USABluebook ®, Seasons ®, Brigade ®, Maintenance Warehouse ® and White Cap ®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See "Part 1. Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted."

Employees

        In domestic and international operations, we had approximately 11,500 employees as of February 3, 2019, consisting of approximately 7,500 hourly personnel and approximately 4,000 salaried employees.

        As of February 3, 2019, less than 1% of our workforce was covered by collective bargaining agreements.

Regulation

        Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the salability of our products. The transportation and disposal of many of our products are also subject to federal regulations. The DOT regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. See "Part 1. Item 1A. Risk Factors—Risks Relating to Our Business—Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations."

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

        In addition, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to the public through the "Investor Relations" portion of the Company's website, www.hdsupply.com, as soon as reasonably practical after they are filed with the SEC. We include our website address in this filing only as an inactive textual reference. The information contained on our website is not incorporated by reference into this annual report on Form 10-K. You may also obtain a copy of any information that we file with the SEC at no cost by calling us, or writing to us, at the following address:

HD Supply
3400 Cumberland Boulevard SE
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

        In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because both of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition, results of operations and cash flows. For example, we distribute a number of our products to contractors in connection with non-residential building, residential and industrial construction projects. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 24.7%, 10.9% and 8.6%, respectively, of our Net sales for fiscal 2018.

        In addition, the markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, changes in interest rates, fluctuations in capital, credit and mortgage markets and changes in business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. Although there has since been stabilization and improvement in the general economy since the decline of 2007, and in the industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

The non-residential building construction market could experience a downturn which could materially and adversely affect our business, liquidity and results of operations.

        Our business is dependent, in part, on the non-residential building construction market and a slowdown of or volatility in the United States economy in general could have an adverse effect on our business units. According to the U.S. Census Bureau, actual non-residential building construction put-in-place in the U.S. during 2018 increased 4% from 2017 levels. From time to time, our business unit that serves the non-residential building construction market have also been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business unit as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

        We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of non-residential building construction activity in our markets. Weakness in the non-residential building construction market would have a significant adverse effect on our business, financial condition, operating results and cash flows. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

We have been, and may continue to be, adversely impacted by slowdowns in the new residential construction market.

        Our business is dependent, in part, upon the new residential construction market. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2018 increased 3% from 2017 levels, but remain below historical peak levels. We cannot predict the duration of the current housing industry market conditions, or the timing or strength of any future significant increase in housing construction activity in our markets. We also cannot provide any assurances that the homebuilding industry will recover to historical peak levels, or that the operational strategies we have implemented to address the current market conditions will be successful. Weakness in the new residential construction market could have a significant adverse effect on our business, financial condition, operating results and cash flows. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

Residential renovation and improvement activity levels may not return to historic levels which may negatively impact our business, liquidity and results of operations.

        Our business units rely on residential renovation and improvement (including repair and remodeling) activity levels. Management believes that residential improvement project spending in the United States increased 5% in 2018, but remain below historical peak levels. If unemployment levels or mortgage delinquency and foreclosure rates increase, limitations in the availability of mortgage and home improvement financing develop in the market or housing turnover declines, such adverse economic events may limit consumers' spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

        We cannot predict the duration of the current market conditions or the timing or strength of any future significant increase in the residential renovation and improvement markets. Depressed activity levels in consumer spending for home improvement and new home construction would adversely affect our business, liquidity, results of operations and our financial position. Furthermore, economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.

We may be unable to maintain profitability.

        We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For fiscal 2018, fiscal 2017, and fiscal 2016, we had net income of $394 million, $970 million, and $196 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

  •
  grow our revenue organically or through acquisitions;

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

        As of February 3, 2019, goodwill represented approximately 47% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

        The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Our annual impairment test resulted in no impairment of goodwill during fiscal 2018, fiscal 2017, or fiscal 2016.

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

        We may have to close under-performing locations from time to time as warranted by general economic conditions and/or weakness in the industries in which we operate. For example, during fiscal 2018, we closed certain branches and terminated employees as part of our on-going cost savings and profitability enhancement efforts. Any future facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

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

        Although the markets in which we operate are currently largely fragmented, our competitors in the United States and Canada continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors, or as competitors with new business models are willing and able to operate with lower gross profit on select products. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply.

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

        Our ten largest customers generated approximately 12.2% of our Net sales in fiscal 2018. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the past economic downturn, some of our customers reduced their operations. For example, some specialty construction customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Any slowdown in the economy could have a significant adverse effect on our financial condition, operating results and cash flows.

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

        The majority of our Net sales volume in fiscal 2018 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

  •
  our business growth could outpace the capability of our systems; and

  •
  the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        The cost of steel, refrigerants, and other commodities used in the products we distribute can be volatile, including as a result of international trade policies and tariffs. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

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

        A number of our branch locations serve customers that are either direct or indirect participants in the oil and gas industry. Additionally, a number of our branch locations are also geographically located in or near areas where the oil and gas industry is a significant component of the overall local economy, such as in Texas and in the various shale gas producing regions within the U.S. and Canada. If the prices of oil and gas remain relatively low and our customers are negatively impacted, then our customers' demand for our products and services could also be negatively impacted which would have an adverse effect on our financial condition, results of operations and cash flows.

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

        In addition, since some of the products that we distribute are produced in foreign countries, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as political instability, the financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost may disrupt these supply chains and our ability to access products and supplies. For example, if the government of China were to reduce or withdraw the tax benefits provided to our Chinese suppliers, the cost of some of our products may increase and our margins could be reduced. We expect more of our products will be imported in the future, which will further increase these risks. If we increase the percentage of our products that are sourced from lower-cost countries, these risks will be amplified. Moreover, these risks will be amplified by our ongoing efforts to consolidate our supplier base across our business units. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our Net sales and profitability.

New trade policies could make sourcing product from foreign countries more difficult and more costly.

        We source a significant amount of our products from outside of the United States. Considerable political uncertainty exists in the United States and abroad that could result in changes to the national and international trade policies around which we have built our sourcing practices and operations. Given our significant investment in our sourcing and logistics operations and infrastructure, as well as our reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on our ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. For example, in March 2018, the current presidential administration imposed tariffs of 25 percent on steel imports and 10 percent on aluminum imports. These tariffs apply to imported steel and aluminum products from most of the world. In addition, the current presidential administration imposed additional tariffs of 25 percent on many Chinese-origin goods effective July 6, 2018 and August 23, 2018, and imposed additional tariffs of 10 percent on a substantial number of additional Chinese-origin goods ("List 3 Products") effective

September 24, 2018 (the 10 percent tariff was originally scheduled to increase to 25 percent on January 1, 2019 and rescheduled to March 2, 2019, but was delayed indefinitely by the administration pending further discussions with the Chinese government). Further, the current presidential administration has indicated that it may impose additional tariffs on Chinese-origin goods and foreign-origin goods from countries other than China not already subject to additional tariffs in the near future. As a result, the cost of some of our products may increase and our margins could be reduced.

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

        We use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions, manage our manufacturing operations and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties upon whom we depend are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. Despite our policies, procedures and programs designed to ensure the integrity of our IT systems, we may not be effective in identifying and mitigating every risk to which we are exposed. Furthermore, from time to time we rely on information technology systems which may be managed, hosted, provided and/or accessed by third parties or their vendors, to assist in conducting our business. Such relationships and access may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after a breach. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

        Cybersecurity incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, collecting ransoms, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors and customers), denial of service attacks and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cybersecurity incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cybersecurity protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers or by governments enforcing data privacy regulations. Such claims may result in significant sanctions, monetary costs or other harm to us. Furthermore, we have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

        Our operations are principally affected by various statutes, regulations and laws in the 41 U.S. states and 6 Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the salability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

        As of February 3, 2019, we had U.S. federal NOL carryforwards of $218 million ($46 million on a tax-effected basis). Such NOL carryforwards begin to expire in fiscal 2034. We also have significant state NOL carryforwards, which expire in various years through fiscal 2038. Our ability to deduct these NOL carryforwards against future taxable income is contingent on the generation of future taxable income in the jurisdiction of the prior NOL. Additionally, our ability to deduct NOL carryforwards could be limited if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our future results of operations and financial position.

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

        The accounting principles generally accepted in the United States of America ("GAAP") are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on our consolidated balance sheet. We will adopt ASU 2016-02 in the first quarter of fiscal 2019 and anticipate recording right-of-use assets of approximately $430 million and lease liabilities of approximately $450 million.

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

        As of February 3, 2019, we had an aggregate principal amount of $2,140 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $4 million and $21 million, respectively. In fiscal 2018, we incurred $130 million of interest expense.

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

  •
  we may be at a disadvantage compared to our competitors with less debt or with comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns;

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

        We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our current debt levels and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreements governing our Senior Credit Facilities and the indenture governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition.

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under future GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1,000 million subject to a borrowing base. As of February 3, 2019, we were able to borrow an additional $558 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

        The indentures governing our outstanding notes contain restrictive covenants that, among other things, limit the ability of our subsidiaries to:

  •
  incur additional debt;

  •
  make certain investments;

  •
  create liens;

  •
  transfer or sell assets; and

  •
  merge or consolidate with other companies.

        Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the indenture governing our outstanding notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or the indenture governing our outstanding notes that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Senior Credit Facilities, could proceed against the collateral securing the secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

        A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such an effect may occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (LIBOR) as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. After giving effect to our interest rate swap agreement, each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $7 million based on balances as of February 3, 2019. Assuming all revolving loans were fully drawn, and after giving effect to our interest rate swap agreement, each one percentage point increase in interest rates would result in a $13 million increase in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

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

ITEM 2.    PROPERTIES

Properties

        As of February 3, 2019, we had a network of approximately 310 locations, of which approximately 10 were owned and 300 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 14 million square feet while our owned locations comprise approximately 690,000 square feet. Our leases typically have an initial term that ranges from 3 to 7 years, and the leases usually provide for the option to renew. In February 2018, we began leasing a newly-constructed leadership development and headquarters facility in Atlanta, Georgia. On February 4, 2019, we purchased this leadership development and headquarters facility, which is approximately 220,000 square feet. In addition, we lease approximately 110,000 square feet of corporate office space in Orlando, Florida. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3.    LEGAL PROCEEDINGS

        On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the "securities litigation defendants") made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive. Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company's common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company's progress in addressing certain supply chain disruption issues encountered in the Company's Facilities Maintenance business unit. The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants' motion to dismiss. The matter is now in discovery.

        On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "2017 action individual defendants") as defendants. The complaints generally allege that the 2017 action individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the 2017 action individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the 2017 action individual defendants' allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys' fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed related to the Amended Complaint is adjudicated.

        On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "2018 action individual defendants") as defendants. The complaint generally alleges that the 2018 action individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions. The complaint asserts various common law breach of fiduciary duty claims against the 2018 action individual defendants and claims of unjust enrichment and insider selling. The complaint seeks to recover any damages sustained by the Company as a result of the 2018 action individual defendants' allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys' fees and other costs. The 2018 action individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

        The Company intends to defend these lawsuits vigorously. Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies." In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters with loss contingencies that are reasonably possible and reasonably estimable, including matters with loss contingencies that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

        Holdings' common stock is listed on The NASDAQ Stock Market LLC ("NASDAQ"). As of March 11, 2019, there were approximately 19 holders of record and 296 restricted stock holders of Holdings' common stock. No dividends were declared during fiscal 2018 or fiscal 2017.

Holdings' common stock market prices*:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2018
High	$39.38	$44.96	$45.94	$41.95
Low	$35.50	$38.12	$36.47	$35.62
Fiscal Year 2017
High	$44.24	$41.89	$36.96	$40.22
Low	$39.06	$29.46	$30.06	$34.44

*
Price as of close of business

Stock Performance Graph

        The graph below presents Holdings' cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2014-2018 years. The graph assumes $100 invested at the opening price of Holdings' common stock on NASDAQ and each index on February 2, 2014 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	HD Supply Holdings, Inc.	S&P 500 Index	Industrial Select SPDR® Fund (XLI)
February 2, 2014	$100	$100	$100
February 1, 2015	$134	$114	$111
January 31, 2016	$122	$113	$104
January 29, 2017	$199	$137	$137
January 28, 2018	$185	$175	$175
February 3, 2019	$195	$168	$159

Issuer Purchases of Equity Securities

        On November 30, 2018, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate $500 million of its common stock. The Company will conduct repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company's discretion. As of February 3, 2019, Holdings had repurchased approximately 3.3 million share at an average price of $37.84 per share under this share repurchase program.

        On August 25, 2017, Holdings' Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to an aggregate amount of $500 million of Holdings' common stock in accordance with guidelines specified under Rule 10b5-1. Holdings completed the repurchase of all $500 million of common stock authorized under the share repurchase program in December 2018, purchasing approximately 13.3 million shares at an average price of $37.57 per share.

        In fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2018, Holdings repurchased approximately 0.3 million shares at an average price of $40.22 per share.

        The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2018 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 29 - November 25	2,749,878	$38.12	2,749,878	$175,985,220
November 26 - December 23	4,065,691	$37.40	4,065,691	$524,244,252
December 24 - February 3	4,123,048	$37.58	4,123,048	$374,597,682	(2)

Total	10,938,617	$37.65	10,938,617

(1)
The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

(2)
As of February 3, 2019, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in November 2018.

HDS Securities

        There is no established public trading market for HDS's common stock. HDS had one record holder of common stock on February 3, 2019, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

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

        On March 5, 2018, HD Supply completed the acquisition of A.H. Harris Construction Supplies ("A.H. Harris"). In accordance with the acquisition method of accounting under Accounting Standards Codification ("ASC") ASC 805, Business Combinations, the results of the acquisition are reflected in the Company's consolidated financial statements from the date of acquisition forward. For additional information on the acquisition of A.H. Harris, see Note 2, Acquisitions in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data."

        In fiscal 2017, HD Supply sold its Waterworks business. In fiscal 2016, HD Supply sold its Interior Solutions business. In fiscal 2015, HD Supply sold its Power Solutions business. In fiscal 2014, HD Supply sold substantially all of the assets of its Hardware Solutions business and finalized the disposal of Litemor through liquidation. In accordance with ASC 205-20, Discontinued Operations, the results of the Waterworks, Interior Solutions, Power Solutions, Hardware Solutions, and Litemor operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of the businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see Note 3, Discontinued Operations in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data."

Selected consolidated financial information

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$6,047	$5,121	$4,819	$4,615	$4,256
Cost of sales	3,672	3,088	2,894	2,801	2,590

Gross profit	2,375	2,033	1,925	1,814	1,666
Operating expenses:
Selling, general and administrative	1,543	1,334	1,269	1,184	1,116
Depreciation and amortization	99	85	84	97	166
Restructuring	9	6	7	8	5

Total operating expenses	1,651	1,425	1,360	1,289	1,287
Operating income	724	608	565	525	379
Interest expense	130	166	269	394	462
Interest income	(1)	(2)	—	—	—
Loss on extinguishment & modification of debt	69	84	179	100	108
Other (income) expense, net	—	—	—	1	(3)

Income (loss) from continuing operations before provision for income taxes and discontinued operations	526	360	117	30	(188)
Provision (benefit) for income taxes	135	193	51	(1,170)	23

Income (loss) from continuing operations	391	167	66	1,200	(211)
Income from discontinued operations, net of tax	3	803	130	272	214

Net income	$394	$970	$196	$1,472	$3

Weighted Average Common Shares Outstanding(1):
Basic (thousands)	181,099	192,236	199,385	197,011	193,962
Diluted (thousands)	181,929	193,668	202,000	201,308	193,962
Basic Earnings Per Share(1):
Income (loss) from continuing operations	$2.16	$0.87	$0.33	$6.09	$(1.09)
Income from discontinued operations	0.02	4.18	0.65	1.38	1.10

Net income	$2.18	$5.05	$0.98	$7.47	$0.02

Diluted Earnings Per Share(1):
Income (loss) from continuing operations	$2.15	$0.86	$0.33	$5.96	$(1.09)
Income from discontinued operations	0.02	4.15	0.64	1.35	1.10

Net income	$2.17	$5.01	$0.97	$7.31	$0.02

Balance sheet data (end of period):
Cash and cash equivalents	$38	$558	$75	$269	$85
Total assets	4,233	4,318	5,707	6,016	5,977
Total debt(2)	2,140	2,101	3,812	4,311	5,174
Total stockholders' equity (deficit)	1,281	1,466	960	744	(760)
Other financial data (unaudited):
Working capital(3)	$840	$1,254	$1,004	$1,112	$1,163
Weighted average effective interest rate less deferred financing costs	6.0%	5.4%	6.3%	7.9%	8.2%
Adjusted EBITDA(4)	871	731	680	650	569
Adjusted net income (loss)(4)	619	447	302	135	(13)
Capital expenditures	115	94	81	86	119
Depreciation & amortization(5)	106	90	88	100	169
Amortization of acquisition-related intangibles (other than software)	22	12	12	12	77
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$584	$502	$513	$422	$295
Cash flows provided by (used in) investing activities, net	(477)	2,329	(21)	726	84
Cash flows provided by (used in) financing activities, net	(627)	(2,348)	(687)	(962)	(404)

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

        HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. We have approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 650,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

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

Acquisitions

        We enter into strategic acquisitions from time to time to expand into new markets, net platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification ("ASC") 805, Business Combinations, the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of the acquisition forward.

        On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies ("A.H. Harris") for a purchase price of approximately $362 million in cash. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial's market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see Note 2, Acquisitions, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Discontinued operations

        In August 2017, the Company completed the sale of its Waterworks business. Including the final working capital settlement of approximately $29 million in January 2018, the Company received cash proceeds of approximately $2.4 billion, net of $38 million of transaction cost payments. Including the final working capital settlement, the Company recognized a gain on sale of the Waterworks business of approximately $732 million, net of tax of $197 million.

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

        In accordance with ASC 205-20, Discontinued Operations, the results of the Waterworks, Interior Solutions, and Power Solutions operations and the gain/loss on the sales and disposal of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sales of the businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see Note 3, Discontinued Operations, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ending February 3, 2019 ("fiscal 2018") included 53 weeks. The fiscal year ended January 29, 2018 ("fiscal 2017") and fiscal year ended January 29, 2017 ("fiscal 2016") each included 52 weeks.

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

        We ship products to customers by internal fleet and third-party carriers. Net sales are recognized from product sales when control of the product and services are passed to the customer, which generally occurs at the point of destination.

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

Adjusted EBITDA and Adjusted net income (loss)

        Adjusted EBITDA and Adjusted net income (loss) are not recognized terms under generally accepted accounting principles in the United States of America ("GAAP") and do not purport to be alternatives to Net income as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income (loss) because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income (loss) to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income (loss) enhances our investors' overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income (loss) are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.

        Adjusted EBITDA is based on "Consolidated EBITDA," a measure which is defined in HDS's Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (each, as defined in the Senior ABL Facility). Adjusted EBITDA is defined as Net income less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization, and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, capital resources and financial condition—External Financing."

        Adjusted net income (loss) is defined as Net income less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax.

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

        The following table presents a reconciliation of Net income and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
Net income	$394	$970	$196	$1,472	$3
Less income from discontinued operations, net of tax	3	803	130	272	214

Income (loss) from continuing operations	391	167	66	1,200	(211)

Interest expense, net	129	164	269	394	462
Provision (benefit) for income taxes(i)	135	193	51	(1,170)	23
Depreciation and amortization(ii)	106	90	88	100	169
Loss on extinguishment & modification of debt(iii)	69	84	179	100	108
Restructuring charges(iv)	9	6	7	8	5
Stock-based compensation	26	26	20	16	17
Acquisition and integration costs(v)	6	1	—	—	—
Other	—	—	—	2	(4)

Adjusted EBITDA	$871	$731	$680	$650	$569

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

(iv)
Represents the costs related to exiting the Company's previous corporate headquarters and the costs incurred for strategic alignment of workforce and branch closures or consolidations. These costs include occupancy costs, severance, relocation costs, and other costs incurred to exit a location.

(v)
Represents the costs incurred in the acquisition and integration of A.H. Harris.

        The following table presents a reconciliation of Net income and Income (loss) from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income (loss) for the periods presented (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
Net income	$394	$970	$196	$1,472	$3
Less income from discontinued operations, net of tax	3	803	130	272	214

Income (loss) from continuing operations	391	167	66	1,200	(211)

Plus: Provision (benefit) for income taxes(i)	135	193	51	(1,170)	23
Less: Cash income taxes(ii)	(13)	(16)	(13)	(16)	(12)
Plus: Amortization of acquisition-related intangible assets (other than software)	22	12	12	12	77
Plus: Loss on extinguishment & modification of debt(iii)	69	84	179	100	108
Restructuring charges(iv)	9	6	7	8	5
Acquisition and integration costs(v)	6	1	—	—	—
Other	—	—	—	1	(3)

Adjusted Net Income (Loss)	$619	$447	$302	$135	$(13)

(i)
During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.

(ii)
Cash paid for income taxes in the fiscal year ended January 28, 2018 excludes $13 million in tax payments related to the sale of the Waterworks business unit. Cash paid for income taxes in the fiscal year ended February 1, 2015 excludes a $27 million payment for the settlement of the IRS's audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009.

(iii)
Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

(iv)
Represents the costs related to exiting the Company's previous corporate headquarters and the costs incurred for strategic alignment of workforce and branch closures or consolidations. These costs include occupancy costs, severance, relocation costs, and other costs incurred to exit a location.

(v)
Represents the costs incurred in the acquisition and integration of A.H. Harris.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year
				2018 vs. 2017	2017 vs. 2016
Dollars in millions	2018	2017	2016
Net sales	$6,047	$5,121	$4,819	18.1	6.3
Gross profit	2,375	2,033	1,925	16.8	5.6
Operating expenses:
Selling, general & administrative	1,543	1,334	1,269	15.7	5.1
Depreciation & amortization	99	85	84	16.5	1.2
Restructuring	9	6	7	50.0	(14.3)

Total operating expenses	1,651	1,425	1,360	15.9	4.8
Operating income	724	608	565	19.1	7.6
Interest expense	130	166	269	(21.7)	(38.3)
Interest (income)	(1)	(2)	—	(50.0)		*
Loss on extinguishment & modification of debt	69	84	179	(17.9)	(53.1)

Income from continuing operations before provision for income taxes	526	360	117	46.1		*
Provision for income taxes	135	193	51	(30.1)		*

Income from continuing operations	391	167	66	*		*
Income from discontinued operations, net of tax	3	803	130	*		*

Net Income	$394	$970	$196	(59.4)		*

Non-GAAP Financial Data:
Adjusted EBITDA	$871	$731	$680	19.2	7.5
Adjusted net income	$619	$447	$302	38.5	48.0

*
not meaningful

	% of Net sales			Basis Point Increase (Decrease)
	Fiscal Year
				2018 vs. 2017	2017 vs. 2016
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	39.3	39.7	39.9	(40)	(20)
Operating expenses:
Selling, general & administrative	25.5	26.0	26.3	(50)	(30)
Depreciation & amortization	1.7	1.7	1.8	—	(10)
Restructuring	0.1	0.1	0.1	—	—

Total operating expenses	27.3	27.8	28.2	(50)	(40)
Operating income	12.0	11.9	11.7	10	20
Interest expense	2.2	3.2	5.6	(100)	(240)
Interest (income)	—	—	—	—	*
Loss on extinguishment & modification of debt	1.1	1.7	3.7	(60)	(200)

Income from continuing operations before provision for income taxes	8.7	7.0	2.4	170	*
Provision for income taxes	2.2	3.8	1.0	(160)	280

Income from continuing operations	6.5	3.2	1.4	330	180
Income from discontinued operations, net of tax	—	15.7	2.7	*	*

Net Income	6.5	18.9	4.1	*	*

Non-GAAP Financial Data:
Adjusted EBITDA	14.4	14.3	14.1	10	20
Adjusted net income	10.2	8.7	6.3	150	240

*
Not meaningful

Fiscal 2018 compared to fiscal 2017

Highlights

        Net sales in fiscal 2018 increased $926 million, or 18.1%, compared to fiscal 2017. Operating income in fiscal 2018 increased $116 million, or 19.1%, to $724 million during fiscal 2018 as compared to fiscal 2017. Net income in fiscal 2018 decreased $576 million to $394 million as compared to fiscal 2017 due primarily to an $800 million decrease in Income from discontinued operations, net of tax. Adjusted EBITDA in fiscal 2018 increased $140 million, or 19.2%, as compared to fiscal 2017. Adjusted net income in fiscal 2018 increased $172 million, or 38.5%, as compared to fiscal 2017 due primarily to growth in operations, and to a lesser extent, a decline in interest expense as a result of lower outstanding debt balances. As of February 3, 2019, our liquidity was $589 million. See "Liquidity, capital resources and financial condition" for further information.

        On March 5, 2018, the Company completed the acquisition of A.H. Harris, expanding Construction & Industrial's market presence in the northeastern United States.

        In fiscal 2017, the Company completed the sale of its Waterworks business. The Company recognized a gain on the sale of approximately $732 million, net of tax of $197 million, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. For additional information, see Note 3, Discontinued Operations, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

        As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company's talent alignment and functional support strategies. Consequently, during the second half of fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent. In addition, the Company relocated its corporate headquarters in fiscal 2018. Management completed the activities under this plan during second quarter 2018, resulting in a total of $15 million in charges incurred during fiscal 2017 and fiscal 2018. For additional information, see Note 13, Restructuring Activities in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Net sales

        Net sales increased $926 million, or 18.1%, to $6,047 million during fiscal 2018 as compared to fiscal 2017.

        Both of our reportable segments delivered an increase in Net sales during fiscal 2018 as compared to fiscal 2017. The Net sales increases were primarily due to increases in market volume, growth initiatives at each of our businesses, and the acquisition of A.H. Harris by Construction & Industrial. In addition, fiscal 2018 included 53 weeks, as compared to 52 weeks in fiscal 2017, and a reduction in selling days due to the timing of holidays. Organic sales growth, net of change in selling days, was $473 million, or 9.2%, during fiscal 2018 as compared to fiscal 2017. Growth initiatives contributed approximately $285 million in fiscal 2018.

Gross profit

        Gross profit increased $342 million, or 16.8%, to $2,375 million during fiscal 2018 as compared to fiscal 2017.

        Both of our reportable segments delivered an increase in Gross profit in fiscal 2018 as compared to fiscal 2017 due to sales growth from increased market volume, growth initiatives, and the acquisition of A.H. Harris.

        Gross profit as a percentage of Net sales ("gross margin") decreased approximately 40 basis points to 39.3% in fiscal 2018 as compared to 39.7% in fiscal 2017. The acquisition of A.H. Harris contributed to the decline in gross margin, unfavorably impacting gross margin by approximately 40 basis points during fiscal 2018 as compared to fiscal 2017. Gross margin was also unfavorably impacted by organic Net sales growth, net of change in selling days in the lower margin Construction & Industrial business at 12.4% outpacing growth in the higher margin Facilities Maintenance business at 6.6%. These unfavorable impacts were partially offset by an improvement in gross margin of approximately 40 basis points at Facilities Maintenance in fiscal 2018 as compared to fiscal 2017.

Operating expenses

        Operating expenses increased $226 million, or 15.9%, during fiscal 2018 as compared to fiscal 2017.

        Selling, general and administrative expenses increased $209 million, or 15.7%, during fiscal 2018 as compared to fiscal 2017. The increase was primarily a result of the acquisition of A.H. Harris, increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel and license fees for new technologies.

        Operating expenses as a percentage of Net sales decreased approximately 50 basis points to 27.3%, in fiscal 2018 as compared to fiscal 2017. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 50 basis points to 25.5% in fiscal 2018 as compared to fiscal 2017. The decrease was primarily a result of the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives.

Operating income

        Operating income increased $116 million, or 19.1%, to $724 million during fiscal 2018 as compared to fiscal 2017, primarily due to higher sales volume, including the acquisition of A.H. Harris, partially offset by the increase in Operating expenses.

        Operating income as a percentage of Net sales increased approximately 10 basis points to 12.0% in fiscal 2018 as compared to fiscal 2017. The leverage of fixed costs through sales volume increases was partially offset by the decline in gross margin and increased investments in growth initiatives.

Interest expense

        Interest expense decreased $36 million, or 21.7%, during fiscal 2018 as compared to fiscal 2017. The decrease was due to a lower outstanding balance as a result of using proceeds from the sale of a business to reduce indebtedness, partially offset by an increase in non-cash amortization of deferred financing costs and, to a lesser extent, an increase in variable interest rates.

Loss on extinguishment and modification of debt

        During fiscal 2018, our debt refinancing and redemption activities resulted in charges of $69 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        On October 22, 2018, HDS amended its senior secured term loan facility (the "Term Loan Facility"), incurring a modification and extinguishment charge of $5 million, which includes financing fees and other costs of $3 million and the write-off of $2 million of unamortized discount and deferred financing costs.

        On October 11, 2018, HDS used the net proceeds from the issuance of the 5.375% Senior Unsecured Notes due 2026 (the "October 2018 Senior Unsecured Notes"), together with available cash and borrowings on HDS's Senior Asset Based Lending Facility due 2022 (the "Senior ABL Facility"),

to redeem all of the outstanding $1,000 million aggregate principal of the 5.75% Senior Unsecured Notes due 2024 (the "April 2016 Senior Unsecured Notes"), incurring a $64 million loss on extinguishment of debt, which includes a $56 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs.

        During fiscal 2017, our debt refinancing and redemption activities resulted in charges of $84 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        On December 28, 2017, HDS reduced its borrowing capacity under the Senior ABL Facility by $500 million, incurring a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs.

        On September 1, 2017, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 5.25% Senior Secured First Priority Notes (the "December 2014 First Priority Notes"), incurring a $73 million loss on extinguishment of debt, which includes a $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs.

        On August 31, 2017, HDS amended its Term Loan Facility, incurring a modification and extinguishment charge of $3 million, which includes financing fees and other costs of $1 million and the write-off of $2 million of unamortized original issue discount and unamortized deferred financing costs.

        On August 25, 2017, HDS amended its April 2016 Senior Unsecured Notes. As a result, the Company incurred a modification charge of $3 million for financing fees.

        On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million of its aggregate principal of approximately $842 million tranche of Term Loans (the "Term B-1 Loans") incurring a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs.

        On April 5, 2017, HDS amended its Senior ABL Facility, incurring a $1 million loss on extinguishment of debt for the write-offs of unamortized deferred financing costs.

        See "Liquidity, capital resources and financial condition—External financing" for further information.

Provision (benefit) for income taxes

        The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in fiscal 2018 was $135 million compared to $193 million in fiscal 2017. The effective rate for continuing operations for fiscal 2018 was 25.7% which was primarily impacted by the geographical mix of where income was generated. The effective rate for continuing operations for fiscal 2017 was an expense of 53.6% which was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, excess tax benefits related to shareholder based compensation, and the geographical mix of where income was generated.

        As of the end of fiscal 2018, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $321 million for U.S. federal tax purposes and $1,364 million for U.S. state tax purposes. The current level of pre-tax earnings under GAAP is sufficient to generate the minimum amount of future taxable income to realize our U.S. federal and the majority of our state tax deferred assets prior to their expiration. As of the end of fiscal 2018 and fiscal 2017, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $7 million.

        As of February 3, 2019, the Company has approximately $112 million of tax-effected federal and state NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Adjusted EBITDA

        Adjusted EBITDA increased $140 million, or 19.2%, in fiscal 2018 as compared to fiscal 2017. Both of our reportable segments generated an increase in Adjusted EBITDA in fiscal 2018 as compared to fiscal 2017.

        The increase in Adjusted EBITDA was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points to 14.4% in fiscal 2018 as compared to fiscal 2017, primarily due to the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives and decline in gross margin.

Adjusted net income

        Adjusted net income increased $172 million, or 38.5%, in fiscal 2018 as compared to fiscal 2017. The increase in Adjusted net income was attributable to growth in operations and lower interest expense.

Fiscal 2017 compared to fiscal 2016

Highlights

        Net sales in fiscal 2017 increased $302 million, or 6.3%, compared to fiscal 2016. Operating income in fiscal 2017 increased $43 million, or 7.6%, to $608 million during fiscal 2017 as compared to fiscal 2016. Net income in fiscal 2017 increased $774 million to $970 million as compared to fiscal 2016 due primarily to the sale of the Waterworks business. Adjusted EBITDA in fiscal 2017 increased $51 million, or 7.5%, as compared to fiscal 2016. Adjusted net income in fiscal 2017 increased $145 million, or 48.0%, as compared to fiscal 2016 due primarily to a decline in interest expense as a result of a lower effective interest rate and lower outstanding debt balances.

        In August 2017, the Company completed the sale of its Waterworks business. Including the final working capital settlement in January 2018, the Company received cash proceeds of approximately $2,419 million, net of $38 million of transaction costs. Including the final working capital settlement of approximately $29 million in January 2018, the Company recognized a gain on sale of approximately $732 million, net of tax of $197 million, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. For additional information, see Note 3, Discontinued Operations, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

        As a result of the sale of the Waterworks business in August 2017, management evaluated the Company's talent alignment and functional support strategies. During fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent resulting in the recognition of $6 million of restructuring charges, primarily related to severance and other employee-related costs. For additional information, see Note 13, Restructuring Activities, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

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

        Gross margin decreased approximately 20 basis points to 39.7% in fiscal 2017 as compared to 39.9% in fiscal 2016. The decline in gross margin was primarily driven by decreasing rebar margins and a shift in product mix at our Construction & Industrial business.

Operating expenses

        Operating expenses increased $65 million, or 4.8%, to $1,425 million during fiscal 2017 as compared to fiscal 2016.

        Selling, general and administrative expenses increased $65 million, or 5.1%, to $1,334 million during fiscal 2017 as compared to fiscal 2016. The increase was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. Depreciation and amortization expense increased $1 million, or 1.2%, to $85 million in fiscal 2017 as compared to fiscal 2016 due to timing of in-service projects. Restructuring charges decreased $1 million in fiscal 2017 as compared to fiscal 2016. The Company completed its Fiscal 2015 Restructuring Plan activities to strategically align its workforce in fiscal 2016. The Company initiated its Fiscal 2017 Restructuring Plan in third quarter 2017. For additional information, see Note 13, Restructuring Activities, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

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

Loss on extinguishment & modification of debt

        During fiscal 2017, our debt refinancing and redemption activities resulted in charges of $84 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        During fiscal 2016, our debt refinancing and redemption activities resulted in charges of $179 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

        On January 26, 2017, HDS paid $200 million to reduce its aggregate principal of the Term B-1 Loans, incurring a $5 million loss on extinguishment of debt for the write-offs of unamortized original issue discount and unamortized deferred financing costs.

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

        As of the end of fiscal 2017, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $857 million for U.S. federal tax purposes and $1,756 million for U.S. state tax purposes. The current level of pre-tax earnings under GAAP is sufficient to generate the minimum amount of future taxable income to realize our U.S. federal and the majority of our state tax deferred assets prior to their expiration. As of the end of fiscal 2017 and fiscal 2016, the Company's remaining valuation allowance on its U.S. deferred tax assets was approximately $7 million and $5 million, respectively.

        As of January 28, 2018, the Company has approximately $250 million of tax-effected federal and state NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Income from discontinued operations, net of tax

        Income from discontinued operations, net of tax during fiscal 2017 was $803 million, comprised of $1,043 million of pre-tax income from discontinued operations offset by $240 million of income tax expense. During fiscal 2017, the Company recognized a gain on sale of the Waterworks business of $732 million, net of tax of $197 million. For additional information, see Note 3, Discontinued Operations in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

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

Results of operations by reportable segment

Facilities Maintenance

	Fiscal Year			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net sales	$3,089	$2,847	$2,762	8.5%	3.1%
Operating income (loss)	$478	$434	$419	10.1%	3.6%
% of Net sales	15.5%	15.2%	15.2%	30 bps	*
Depreciation and amortization	48	45	47	6.7%	(4.3)%
Other	20	20	16	—	25.0%

Adjusted EBITDA	$546	$499	$482	9.4%	3.5%
% of Net sales	17.7%	17.5%	17.5%	20 bps	*

*
not meaningful

Fiscal 2018 compared to fiscal 2017

Net Sales

        Net sales increased $242 million, or 8.5%, in fiscal 2018 as compared to fiscal 2017. Excluding the impact of the 53rd week in fiscal 2018, Net sales increased $189 million, or 6.6%, as compared to fiscal 2017.

        The increase in Net sales was primarily due to market growth in the multifamily and hospitality industries and growth initiatives. Facilities Maintenance is beginning to see the sales benefits from the accelerated investments in our sales force, selling tools and analytics that began in mid-2017. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile application, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

        Adjusted EBITDA increased $47 million, or 9.4%, in fiscal 2018 as compared to fiscal 2017.

        The increase in Adjusted EBITDA was primarily due to increased sales volume as a result of the accelerated investments, partially offset by the cost of such investments and incentive compensation.

        Adjusted EBITDA as a percentage of Net sales increased approximately 20 basis points in fiscal 2018 as compared to fiscal 2017. The increase was primarily driven by an improvement in gross margin of approximately 40 basis points, partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales as a result of investments in growth initiatives including personnel and license fees for new technologies.

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

Construction & Industrial

	Fiscal Year			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net sales	$2,961	$2,279	$2,063	29.9%	10.5%
Operating income	$246	$174	$146	41.4%	19.2%
% of Net sales	8.3%	7.6%	7.1%	70 bps	50 bps
Depreciation and amortization	58	45	41	28.9%	9.8%
Other	21	13	11	61.5%	18.2%

Adjusted EBITDA	$325	$232	$198	40.1%	17.2%
% of Net sales	11.0%	10.2%	9.6%	80 bps	60 bps

*
not meaningful

Fiscal 2018 compared to fiscal 2017

Net Sales

        Net sales increased $682 million, or 29.9%, in fiscal 2018 as compared to fiscal 2017. On an organic basis, excluding the sales of recently acquired A.H. Harris, and excluding the impact of a net change in selling days due to the 53rd week and change in holiday timing during the fourth quarter of fiscal 2018, Net sales increased $282 million, or 12.4%, as compared to fiscal 2017.

        Growth initiatives contributed to the increase in Net sales in fiscal 2018 driven by our Managed Sales Approach ("MSA"), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets and the increase in rebar sales as a result of passing on the increased steel costs from changes in tariffs and duties.

Adjusted EBITDA

        Adjusted EBITDA increased $93 million, or 40.1%, in fiscal 2018 as compared to fiscal 2017.

        The increase in Adjusted EBITDA in fiscal 2018 as compared to fiscal 2017 was primarily driven by the acquisition of A.H. Harris, growth initiatives and market volume. The increase was partially offset by increased Selling, general and administrative costs related to variable expenses and the hiring of additional associates to support the expanding business and future growth.

        Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in fiscal 2018 as compared to fiscal 2017. The increase was driven by a decrease in Selling, general and administrative expenses as percentage of Net sales due to the leverage of fixed costs through sales volume increases, partially offset by a decline in gross margins of approximately 50 basis point. The acquisition of A.H. Harris negatively impacted gross margin by approximately 30 basis points in fiscal 2018 as compared to fiscal 2017. In addition, rebar gross margins declined in fiscal 2018 due to an increase in steel costs driven by tariffs and duties. We increased our pricing of rebar to recover the increase in rebar costs, but not enough to maintain our gross margin rate, negatively affecting our overall margin rate by approximately 20 basis points in fiscal 2018 as compared to fiscal 2017.

Fiscal 2017 compared to fiscal 2016

Net Sales

        Net sales increased $216 million, or 10.5%, in fiscal 2017 as compared to fiscal 2016.

        Growth initiatives contributed to the increase in Net sales in fiscal 2017 driven by our MSA, new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in both non-residential and residential housing markets.

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

        Adjusted EBITDA as a percentage of Net sales increased approximately 60 basis points in fiscal 2017 as compared to fiscal 2016. The increase was driven by a decrease in Selling, general and administrative expenses as percentage of Net sales due to product mix and the leverage of fixed costs through sales volume increases, partially offset by declines in rebar gross margins. Rebar margins declined in fiscal 2017 due to an increase in steel costs impacted by duties and the threat of duties on imported steel. We were unable to pass along all of the cost increases to our customers in fiscal 2017 due to the competitive environment.

Liquidity, capital resources and financial condition

Sources and uses of cash

        Our sources of funds, primarily from operations, cash on hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

        During fiscal 2018, the Company's use of cash was primarily driven by net repayments of debt, purchase of treasury shares, payment for business acquired, and capital expenditures. These uses were partially offset by cash provided by operations.

        As of February 3, 2019, our combined liquidity of approximately $589 million was comprised of $38 million in cash and cash equivalents and $551 million of additional available borrowings (excluding $7 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

        Information about the Company's cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	Amounts in millions
Net cash provided by (used for):
Operating activities	$584	$502	$513
Investing activities	(477)	2,329	(21)
Financing activities	(627)	(2,348)	(687)
Free cash flow:
Operating activities	$584	$502	$513
Less: Capital expenditures	(115)	(94)	(81)

Free cash flow	$469	$408	$432

Working capital

        Working capital, excluding cash and cash equivalents, was $802 million as of February 3, 2019, increasing $106 million as compared to $696 million as of January 28, 2018. In fiscal 2018, the Company exercised the purchase option within the lease of its new corporate headquarters, resulting in a reduction of working capital for the reclassification of the $87 million financing liability from Long-term liabilities to Other current liabilities. Excluding the impact of the lease liability reclassification, working capital, excluding cash and cash equivalents, increased $193 million as of February 3, 2019 as compared to January 28, 2018. The increase was primarily driven by business growth and the acquired working capital of A.H. Harris, resulting in increases in Receivables and Inventory, partially offset by increases in Accounts Payable.

Operating activities

        During fiscal 2018 cash provided by operating activities was $584 million compared to $502 million in fiscal 2017. Cash interest paid in fiscal 2018 was $121 million, compared to $159 million in fiscal 2017. Cash flows from operating activities included payments of $4 million and $6 million of original issue discounts related to the extinguishment of a portion of the Term Loans in fiscal 2018 and fiscal 2017, respectively. Cash flows provided by operating activities for discontinued operations were zero and $27 million in fiscal 2018 and fiscal 2017, respectively. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $69 million in fiscal 2018 as compared to fiscal 2017. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is primarily attributable to growth in earnings of continuing operations, partially offset by investments in working capital for business growth.

        During fiscal 2017 cash provided by operating activities was $502 million compared to $513 million in fiscal 2016. Cash interest paid in fiscal 2017 was $159 million, compared to $296 million in fiscal 2016. Cash flows from operating activities included a payment of $6 million and $7 million of original issue discount related to the extinguishment of a portion of the Term Loans in fiscal 2017 and fiscal 2016, respectively. Cash flows provided by operating activities for discontinued operations were $27 million in fiscal 2017 as compared to $217 million in fiscal 2016. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $41 million in fiscal 2017 as compared to fiscal 2016. The increase in operating cash flows excluding interest, original issue discount, and discontinued operations is attributable to growth in earnings of continuing operations, partially offset by investments in working capital for business growth.

Investing activities

        During fiscal 2018, cash used by investing activities was $477 million, comprised of $362 million for the acquisition of A.H. Harris and $115 million of capital expenditures.

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

Financing activities

        During fiscal 2018, cash used in financing activities was $627 million, primarily due to net debt repayments of $19 million including premiums to redeem debt prior to maturity, purchases of treasury shares of $596 million, and payments of debt issuance costs of $19 million, partially offset by net proceeds from employee stock-based awards activities of $6 million.

        During fiscal 2017, cash used in financing activities was $2,348 million, primarily due to net debt repayments of $1,783 million, including premiums to redeem debt prior to maturity, purchase of treasury shares of $584 million, and payments for debt issuance costs of $26 million; partially offset by net proceeds from employee stock-based awards activities of $41 million.

        During fiscal 2016, cash used in financing activities was $687 million, primarily due to net debt repayments of $664 million, including premiums and make-whole payments to call or redeem debt prior to maturity, purchase of treasury shares of $34 million, and payments for debt issuance costs of $19 million; partially offset by proceeds from employee stock option exercises of $33 million.

External financing

        As of February 3, 2019, HDS had an aggregate principal amount of $2,140 million of outstanding debt, net of unamortized original issue discounts and unamortized deferred financing costs of $4 million and $21 million, respectively, and an additional $558 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $7 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

        On October 24, 2018, the Company entered into an interest rate swap agreement, designated as a cash flow hedge of the variable-rate interest payments on $750 million of the Term B-5 Loans, as defined below. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company's Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate. The fair value of the interest rate swap as of February 3, 2019 was a liability of $20 million.

        On October 22, 2018, HDS entered into a Sixth Amendment (the "Sixth Amendment") to the credit agreement governing HDS's existing Term Loan Facility. Pursuant to the Sixth Amendment, HDS amended its existing Term Loan Facility, to, among other things, refinance all the outstanding term loans in an original aggregate principal of $535 million (the "Term B-3 Loans") and an original aggregate principal of $546 million (the "Term B-4 Loans") with the Term B-5 Loans in an original aggregate principal of $1,070 million.

        In connection with the Sixth Amendment, the Company paid $5 million in consent fees and incurred a modification and extinguishment charge of $5 million, which includes financing fees and other costs of $3 million and the write-off of $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On October 11, 2018, HDS issued $750 million of the October 2018 Senior Unsecured Notes at par. HDS received approximately $741 million of proceeds, net of transaction fees. The transaction fees of $9 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes. HDS used the net proceeds from the October 2018 Senior Unsecured Notes issuance, together with available cash and borrowings on the Senior ABL Facility, to redeem all of the outstanding $1,000 million aggregate principal of the April 2016 Senior Unsecured Notes, and pay a $56 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $28 million of accrued but unpaid interest. As a result, the Company incurred a $64 million loss on extinguishment of the debt, which includes the $56 million make-whole premium and write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        For additional information, see Note 6, Debt, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Commodity and interest rate risk

Commodity risk

        We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity-based products that we purchase and sell, which contain commodities such as steel, refrigerants, and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of scale in purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

        As discussed above, our results of operations were impacted by fluctuating commodity prices based on our ability or inability to pass increases in the costs of certain commodity-based products to our customers through price increases. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

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

  •
  The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings, with a LIBOR floor of zero.

        On October 24, 2018, we entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging, to hedge the variability of cash flows in interest payments associated with our variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company's Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

        After giving effect to our interest rate swap agreement, a 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $7 million based on our outstanding borrowings as of February 3, 2019. See "Part 1. Item 1A. Risk Factors—Risks Relating to Our Indebtedness—Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability."

Off-balance sheet arrangements

        In accordance with generally accepted accounting principles in the United States of America, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

        The following table discloses aggregate information about our contractual obligations as of February 3, 2019 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2019	Fiscal 2020 - 2021	Fiscal 2022 - 2023	Fiscal years after 2023
Long-term debt	$2,165	$11	$21	$1,383	$750
Interest on long-term debt(i)	597	105	209	173	110
Operating leases	513	140	192	103	78
Purchase obligations(ii)	312	310	2	—	—

Total contractual cash obligations(iii)	$3,587	$566	$424	$1,659	$938

(i)
The interest rates for the Senior ABL Facility and Term Loans are calculated based on the rates as of February 3, 2019. Total future interest on long-term debt includes the effect of the interest rate swap agreement.

(ii)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel. The Company has IT service contracts payable through fiscal 2021.

(iii)
The contractual obligations table excludes (a) $2 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the GAAP guidance for uncertain tax positions and (b) minimum lease payments for the Company's headquarters in Atlanta, Georgia, as the property was purchased on February 4, 2019. For additional information, see Note 12, Supplemental Balance Sheet and Cash Flow Information—Corporate Headquarters, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Recent accounting pronouncements

        See Note 1, Nature of Business and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Our critical accounting policies include:

Revenue recognition

        We recognize revenue, net of allowances for returns and taxes collected from the customer, when an identified performance obligation is satisfied by the transfer of control of promised products or services to the customer. We ship products to customers by internal fleet and third-party carriers. Transfer of control to the customer for products generally occurs at the point of destination (i.e., upon transfer of title and risk of loss of product). Transfer of control to the customer for services occurs when the customer has the right to direct the use of and obtain substantially all of the remaining benefits of the asset that is created or enhanced from the service. We account for shipping and handling costs associated with outbound freight as a fulfillment costs. Such costs are included in Selling, general and administrative expenses.

Allowance for doubtful accounts

        We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of aged receivables. This estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in our historical collection patterns. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and, as a result, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.

Inventories

        Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all of our inventories is determined by the moving or weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, each location's perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

Consideration received from vendors

        We enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2019 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Business Combinations, Goodwill, and Other Intangible Assets

        We allocate the purchase price paid for business acquisitions to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price paid over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase price paid requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, timing and amounts of future expected cash flows of acquired customers and trade names from a market participant perspective, estimated revenue growth rates, estimates of useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

        We periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis. We assess the recoverability of goodwill in the fourth quarter of each fiscal year.

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

        There was no indication of impairment in any of the Company's reporting units in the fiscal 2018, fiscal 2017 or fiscal 2016 annual tests.

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

        At February 3, 2019, the Company's U.S. operations continued to have cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company's three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2016, 2017, and 2018, the Company's long net operating loss carryforward periods, a significant reduction in the Company's recent interest expense, a projected further reduction in the Company's future interest expense, and the Company's business plan for fiscal 2019 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company's U.S. deferred tax assets will be realized. As a result, the Company concluded that no additional valuation allowance on its U.S. Federal and state deferred tax assets was necessary.

        The Company follows the GAAP guidance for uncertain tax positions within ASC 740, "Income Taxes." ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management's judgment given the facts, circumstances and information available at the reporting date. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.

        For the Global Intangible Low-Tax Income ("GILTI") provisions of the Tax Cuts and Jobs Act of 2017, the Company has elected GILTI as a period cost if and when incurred.

Self-insurance

        We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and we are self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers' compensation, automobile, general and product liability claims incurred as of February 3, 2019 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

Stock-Based Compensation

        Our stock option expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate an expected forfeiture rate on all of our stock-based compensation awards and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 10—Stock Based Compensation and Employee Benefit Plans in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is included under "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Commodity and interest rate risk."

HD SUPPLY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	68
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	70
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	72
Consolidated balance sheets as of February 3, 2019 and January 28, 2018	73
Consolidated statements of stockholders' equity for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	74
Consolidated statements of cash flows for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	75
HD Supply, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	76
Consolidated balance sheets as of February 3, 2019 and January 28, 2018	77
Consolidated statements of stockholder's equity for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	78
Consolidated statements of cash flows for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	79
Notes to consolidated financial statements	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of HD Supply Holdings, Inc. and its subsidiaries (the "Company") as of February 3, 2019 and January 28, 2018, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended February 3, 2019, including the related notes, schedule of condensed consolidated financial information of registrant, and schedule of valuation and qualifying accounts for each of the three years in the period ended February 3, 2019 appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2019

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of HD Supply, Inc. and its subsidiaries (the "Company") as of February 3, 2019 and January 28, 2018, and the related consolidated statements of operations and comprehensive income, of stockholder's equity and of cash flows for each of the three years in the period ended February 3, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended February 3, 2019 appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2019

We have served as the Company's auditor since 2008.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net Sales	$6,047	$5,121	$4,819
Cost of sales	3,672	3,088	2,894

Gross Profit	2,375	2,033	1,925
Operating expenses:
Selling, general and administrative	1,543	1,334	1,269
Depreciation and amortization	99	85	84
Restructuring	9	6	7

Total operating expenses	1,651	1,425	1,360
Operating Income	724	608	565
Interest expense	130	166	269
Interest (income)	(1)	(2)	—
Loss on extinguishment & modification of debt	69	84	179

Income from Continuing Operations Before Provision for Income Taxes	526	360	117
Provision for income taxes	135	193	51

Income from Continuing Operations	391	167	66
Income from discontinued operations, net of tax	3	803	130

Net Income	$394	$970	$196

Other comprehensive income (loss):
Foreign currency translation adjustment	2	(2)	1
Unrealized loss on cash flow hedge, net of tax of $5, $—, $—	(15)	—	—

Total Comprehensive Income	$381	$968	$197

Weighted Average Common Shares Outstanding (thousands)
Basic	181,099	192,236	199,385
Diluted	181,929	193,668	202,000
Basic Earnings Per Share(1):
Income from Continuing Operations	$2.16	$0.87	$0.33
Income from Discontinued Operations	$0.02	$4.18	$0.65

Net Income	$2.18	$5.05	$0.98

Diluted Earnings Per Share(1):
Income from Continuing Operations	$2.15	$0.86	$0.33
Income from Discontinued Operations	$0.02	$4.15	$0.64

Net Income	$2.17	$5.01	$0.97

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 3, 2019	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$38	$558
Receivables, less allowance for doubtful accounts of $18 and $12	732	612
Inventories	766	674
Other current assets	50	31

Total current assets	1,586	1,875

Property and equipment, net	370	325
Goodwill	1,990	1,807
Intangible assets, net	191	91
Deferred tax asset	78	205
Other assets	18	15

Total assets	$4,233	$4,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$367	$377
Accrued compensation and benefits	109	95
Current installments of long-term debt	11	11
Other current liabilities	259	138

Total current liabilities	746	621

Long-term debt, excluding current installments	2,129	2,090
Other liabilities	77	141

Total liabilities	2,952	2,852

Stockholders' equity:
Common stock, par value $0.01; 1 billion shares authorized; 170.7 million and 185.7 million shares issued and outstanding at February 3, 2019 and January 28, 2018, respectively	2	2
Paid-in capital	4,067	4,029
Accumulated deficit	(1,572)	(1,966)
Accumulated other comprehensive loss	(30)	(17)
Treasury stock, at cost, 34.2 million and 18.2 million shares at February 3, 2019 and January 28, 2018, respectively	(1,186)	(582)

Total stockholders' equity	1,281	1,466

Total liabilities and stockholders' equity	$4,233	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Dollars in millions, shares in thousands

			Amounts
	Shares						Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at January 31, 2016	200,172	(58)	$2	$(1)	$3,909	$(3,150)	$(16)	$744

Net income						196		196
Other comprehensive income (loss):
Foreign currency translation adjustment							1	1
Purchase of common stock		(953)		(33)				(33)
Shares issued under employee benefit plans	2,232		—		33			33
Stock-based compensation					20			20
Share retirement(2)	(450)	450		14		(14)		—
Other						(1)		(1)

Balance at January 29, 2017	201,954	(561)	$2	$(20)	$3,962	$(2,969)	$(15)	$960

Cumulative effect of accounting change						56		56
Net income						970		970
Other comprehensive income (loss):
Foreign currency translation adjustment							(2)	(2)
Purchase of common stock		(18,236)		(584)				(584)
Shares issued under employee benefit plans	2,571		—		41			41
Stock-based compensation					26			26
Share retirement(2)	(611)	611		23		(23)		—
Shares withheld for taxes		(4)		—				—
Other				(1)	—	—		(1)

Balance at January 28, 2018	203,914	(18,190)	$2	$(582)	$4,029	$(1,966)	$(17)	$1,466

Net income						394		394
Other comprehensive income (loss):
Foreign currency translation adjustment							2	2
Unrealized loss on cash flow hedge, net of tax of $5							(15)	(15)
Purchase of common stock		(15,787)		(597)				(597)
Shares issued under employee benefit plans	892		—		13			13
Stock-based compensation					26			26
Shares withheld for taxes		(176)		(7)				(7)
Other				—	(1)			(1)

Balance at February 3, 2019	204,806	(34,153)	$2	$(1,186)	$4,067	$(1,572)	$(30)	$1,281

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net, and unrealized losses on a cash flow hedge, net of tax.

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

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394	$970	$196
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	97	102
Provision for uncollectibles	12	9	6
Non-cash interest expense	17	16	17
Payment of discounts upon extinguishment of debt	(4)	(6)	(7)
Loss on extinguishment & modification of debt	69	84	179
Stock-based compensation expense	26	26	20
Deferred income taxes	122	407	129
(Gain) loss on sales of businesses, net	—	(934)	6
Other	—	2	(11)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(79)	(173)	(38)
(Increase) decrease in inventories	(59)	(127)	(62)
(Increase) decrease in other current assets	(1)	6	3
(Increase) decrease in other assets	(2)	—	(2)
Increase (decrease) in accounts payable and accrued liabilities	(18)	125	(16)
Increase (decrease) in other long-term liabilities	1	—	(9)

Net cash provided by (used in) operating activities	584	502	513

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115)	(94)	(81)
Payments for businesses acquired, net	(362)	—	—
Proceeds from sales of property and equipment	—	2	32
Proceeds from sales of businesses, net	—	2,421	28

Net cash provided by (used in) investing activities	(477)	2,329	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	13	41	33
Purchase of treasury shares	(596)	(584)	(34)
Tax withholdings on stock-based awards	(7)	—	—
Borrowings of long-term debt	930	113	1,547
Repayments of long-term debt	(1,243)	(1,529)	(2,631)
Borrowings on long-term revolver debt	523	628	689
Repayments on long-term revolver debt	(229)	(995)	(269)
Debt issuance and modification costs	(19)	(26)	(19)
Other financing activities	1	4	(3)

Net cash provided by (used in) financing activities	(627)	(2,348)	(687)

Effect of exchange rates on cash and cash equivalents	—	—	1

Increase (decrease) in cash and cash equivalents	$(520)	$483	$(194)
Cash and cash equivalents at beginning of period	558	75	269

Cash and cash equivalents at end of period	$38	$558	$75

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net Sales	$6,047	$5,121	$4,819
Cost of sales	3,672	3,088	2,894

Gross Profit	2,375	2,033	1,925
Operating expenses:
Selling, general and administrative	1,543	1,334	1,269
Depreciation and amortization	99	85	84
Restructuring	9	6	7

Total operating expenses	1,651	1,425	1,360
Operating Income	724	608	565
Interest expense	130	166	269
Interest (income)	(1)	(2)	—
Loss on extinguishment & modification of debt	69	84	179

Income from Continuing Operations Before Provision for Income Taxes	526	360	117
Provision for income taxes	135	193	51

Income from Continuing Operations	391	167	66
Income from discontinued operations, net of tax	3	803	130

Net Income	$394	$970	$196

Other comprehensive income (loss):
Foreign currency translation adjustment	2	(2)	1
Unrealized loss on cash flow hedge, net of tax of $5, $—, $—	(15)	—	—

Total Comprehensive Income	$381	$968	$197

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 3, 2019	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$38	$558
Receivables, less allowance for doubtful accounts of $18 and $12	732	612
Inventories	766	674
Other current assets	50	31

Total current assets	1,586	1,875

Property and equipment, net	370	325
Goodwill	1,990	1,807
Intangible assets, net	191	91
Deferred tax asset	78	205
Other assets	18	15

Total assets	$4,233	$4,318

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$367	$377
Accrued compensation and benefits	109	95
Current installments of long-term debt	11	11
Other current liabilities	257	138

Total current liabilities	744	621

Long-term debt, excluding current installments	2,129	2,090
Other liabilities	77	141

Total liabilities	2,950	2,852

Stockholder's equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at February 3, 2019 and January 28, 2018	—	—
Paid-in capital	2,726	3,290
Accumulated deficit	(1,413)	(1,807)
Accumulated other comprehensive loss	(30)	(17)

Total stockholder's equity	1,283	1,466

Total liabilities and stockholder's equity	$4,233	$4,318

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at January 31, 2016	$—	$3,786	$(3,028)	$(16)	$742

Net income			196		196
Other comprehensive income (loss):
Foreign currency translation adjustment				1	1
Stock-based compensation		20			20
Other			(1)		(1)

Balance at January 29, 2017	$—	$3,806	$(2,833)	$(15)	$958

Cumulative effect of accounting change			56		56
Net income			970		970
Other comprehensive income (loss):
Foreign currency translation adjustment				(2)	(2)
Equity distribution to Parent		(541)			(541)
Stock-based compensation		26			26
Other		(1)			(1)

Balance at January 28, 2018	$—	$3,290	$(1,807)	$(17)	$1,466

Net income			394		394
Other comprehensive income (loss):
Foreign currency translation adjustment				2	2
Unrealized loss on cash flow hedge, net of tax of $5				(15)	(15)
Equity distribution to Parent		(590)			(590)
Stock-based compensation		26			26
Other					—

Balance at February 3, 2019	$—	$2,726	$(1,413)	$(30)	$1,283

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net, and unrealized losses on a cash flow hedge, net of tax

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394	$970	$196
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	97	102
Provision for uncollectibles	12	9	6
Non-cash interest expense	17	16	17
Payment of discounts upon extinguishment of debt	(4)	(6)	(7)
Loss on extinguishment & modification of debt	69	84	179
Stock-based compensation expense	26	26	20
Deferred income taxes	122	407	129
(Gain) loss on sales of businesses, net	—	(934)	6
Other	—	2	(11)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(79)	(173)	(38)
(Increase) decrease in inventories	(59)	(127)	(62)
(Increase) decrease in other current assets	(1)	6	3
(Increase) decrease in other assets	(2)	—	(2)
Increase (decrease) in accounts payable and accrued liabilities	(18)	125	(16)
Increase (decrease) in other long-term liabilities	1	—	(9)

Net cash provided by (used in) operating activities	584	502	513

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115)	(94)	(81)
Payments for businesses acquired, net	(362)	—	—
Proceeds from sales of property and equipment	—	2	32
Proceeds from sales of businesses, net	—	2,421	28

Net cash provided by (used in) investing activities	(477)	2,329	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(590)	(541)	—
Borrowings of long-term debt	930	113	1,547
Repayments of long-term debt	(1,243)	(1,529)	(2,631)
Borrowings on long-term revolver debt	523	628	689
Repayments on long-term revolver debt	(229)	(995)	(269)
Debt issuance and modification costs	(19)	(26)	(19)
Other financing activities	1	4	(3)

Net cash provided by (used in) financing activities	(627)	(2,346)	(686)

Effect of exchange rates on cash and cash equivalents	—	—	1

Increase (decrease) in cash and cash equivalents	$(520)	$485	$(193)
Cash and cash equivalents at beginning of period	558	73	266

Cash and cash equivalents at end of period	$38	$558	$73

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

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services includes approximately 650,000 stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

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

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ending February 3, 2019 ("fiscal 2018") included 53 weeks. The fiscal year ended January 29, 2018 ("fiscal 2017") and the fiscal year ended January 29, 2017 ("fiscal 2016") each included 52 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        HD Supply considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At February 3, 2019 and January 28, 2018, vendor rebates due to HD Supply were $57 million and $58 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. At February 3, 2019 and January 28, 2018, capitalized software costs totaled $33 million and $27 million, respectively, net of accumulated amortization of $225 million and $209 million, respectively. Amortization of capitalized software costs totaled $23 million, $24 million, and $25 million, in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Business Combinations, Goodwill, and Other Intangible Assets

        HD Supply allocates the purchase price paid for business acquisitions to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price paid over the fair values of these identifiable assets and liabilities is allocated to goodwill. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. The Company determines the fair values of its identified reporting units using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2018, fiscal 2017, or fiscal 2016.

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

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

experience. At February 3, 2019 and January 28, 2018, self-insurance reserves totaled approximately $49 million and $51 million, respectively.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company's long-term financial assets and liabilities are recorded at historical costs. See Note 8, Fair Value Measurements, for information on the fair value of long-term financial instruments.

Revenue Recognition

        HD Supply recognizes revenue, net of allowances for returns and discounts and any taxes collected from the customer, when an identified performance obligation is satisfied by the transfer of control or promised products or services to the customer.

        HD Supply ships products to customers by internal fleet and third party carriers. Transfer of control to the customer for products generally occurs at the point of destination (i.e., upon transfer of title and risk of loss of products). Transfer of control for services occurs when the customer has the right to direct the use of and obtain substantially all of the remaining benefits of the asset that is created or enhanced from the service.

        Revenues related to services are recognized in the period the services are performed and totaled $49 million, $37 million, and $25 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and included in Selling, general and administrative expenses and totaled $111 million, $99 million, and $97 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

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

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $37 million, $33 million, and $32 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

Comprehensive Income

        Comprehensive income includes Net income adjusted for certain revenues, expenses, gains and losses that are excluded from net income under GAAP. Adjustments to net income are for foreign currency translation adjustments and unrealized gains and losses on derivatives, to the extent they are accounted for as an effective hedge under ASC 815, Derivatives and Hedging.

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

Derivative Financial Instruments

        When the Company enters into derivative financial instruments, it is for hedging purposes. In hedging the exposure to variable cash flows on forecasted transactions, deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral accounting, any subsequent gains or losses are recognized currently in income. Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

Stock-Based Compensation

        The HD Supply Holdings, Inc. Omnibus Incentive Plan, approved by Holdings' stockholders on May 17, 2017, (the "Plan") provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the HDS Investment Holding, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, "Compensation—Stock Compensation," which requires the recognition of share-based compensation costs in the financial statements. The Company includes these costs in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

Recently Adopted Accounting Pronouncements

        Derivatives and Hedging—In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). This update expands and refines hedge accounting for both nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from assessment of hedge effectiveness. In addition, the new guidance requires expanded disclosures as it pertains to the effect of hedging on individual income statement lines, including the effects of components excluded from the assessment of effectiveness. ASU 2017-12 is effective for annual and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interim periods beginning after December 15, 2018 with early adoption permitted. Companies with cash flow or net investment hedges existing at the date of adoption are required to apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no adjustment to retained earnings.

        Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively to awards modified on or after the adoption date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no impact to the Company's financial position, results of operations or cash flows.

        Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). This update clarifies the definition of a business with the objective of adding guidance to assist companies to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied prospectively with no required disclosure at the transition date. The Company adopted this guidance on January 29, 2018 (the first day of fiscal 2018) with no material impact to the Company's financial position, results of operations or cash flows.

        Statement of Cash Flows—In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this update are required to be applied retrospectively to all periods presented. The Company adopted this guidance retrospectively on January 29, 2018 (the first day of fiscal 2018) with no material impact on the Company's financial position, results of operations or cash flows. On a prospective basis, ASU 2016-18 will only impact the Company's financial position and cash flows to the extent it has restricted cash.

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

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"), amended by ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," and ASU 2017-14, "Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)." The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Entities had the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.

        The Company adopted ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard on January 29, 2018 (the first day of fiscal 2018) using the modified retrospective method. See Note 16, Revenue for the Company's revenue disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

        Cloud Computing Arrangements—In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2018-15"). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

software. The update also provides for additional disclosure requirements regarding the nature of an entity's hosting arrangements that are service contracts. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15.

        Goodwill—In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company plans to adopt the guidance in ASU 2017-04 for its fiscal 2019 goodwill impairment test.

        Financial Instruments—In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. ASU 2016-13 is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13.

        Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), amended by ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," ASU 2018-01, "Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842," ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842)—Targeted Improvements." The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During fiscal 2018, management established a cross-functional team to evaluate and implement the new standard. The team selected a third-party software solution to facilitate the accounting and financial reporting requirements of the new lease standard. Lease data elements have been gathered and migrated to the software solution. The new standard will be adopted in the first quarter of fiscal 2019. The Company expects to use the optional transition method and elect the package of practical expedients available at transition to not reassess the historical lease determination, lease classification and capitalization of initial direct costs. The Company also expects to elect the practical expedient to separately account for lease and nonlease components. The Company anticipates recording right-of-use assets of approximately $430 million and lease liabilities of approximately $450 million, as of the effective date of adoption, including reclassification of prepaid and accrued rent balances into the right-of-use asset. The Company does not expect the adoption to have a material impact on the Consolidated Statements of Income and Comprehensive Income or Consolidated Statements of Cash Flow. The Company is currently updating business processes and internal controls to meet the standard's new accounting, reporting and disclosure requirements. The Company does not expect the adoption of ASU 2016-02 to have an impact on its debt covenant compliance under its current debt and indenture agreements.

NOTE 2—ACQUISITIONS

        The Company enters into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisitions are reflected in the Company's consolidated financial statements from the date of acquisition forward.

        On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supplies ("A.H. Harris") for a purchase price of approximately $362 million, net of cash acquired and subject to final working capital adjustment. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial's market presence in the northeastern United States.

        In accordance with ASC 805, the Company recorded the following assets and liabilities at fair value as of the date of the A.H. Harris acquisition: $183 million in goodwill, $123 million in definite-lived intangible assets, $12 million in property & equipment, $53 million in net working capital, and $10 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $19 million. The definite-lived intangible assets are comprised of $110 million in customer relationships and $13 million of trade names that will be amortized over periods of 12 years and 5 years, respectively.

        From March 5, 2018 to February 3, 2019, A.H. Harris generated approximately $364 million in Net sales. During fiscal 2018, the Company incurred approximately $6 million of costs related to the acquisition and integration of A.H. Harris.

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

Summary Financial Information

        In accordance with ASC 205-20, Discontinued Operations, and ASU 2014-08, Reporting discontinued operations and disclosure of disposals of components of an entity, the results of Waterworks, Interior Solutions, and Power Solutions operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

        The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net sales	$—	$1,413	$2,706
Cost of sales	—	1,100	2,078

Gross Profit	—	313	628
Operating expenses:
Selling, general and administrative	(2)	197	391
Depreciation and amortization	—	6	12
Restructuring	—	—	2

Total operating expenses	(2)	203	405
Operating Income	2	110	223
(Gain) loss on disposal of discontinued operations	—	(934)	6
Other (income) expense, net	—	1	—

Income before provision for income taxes	2	1,043	217
Provision (benefit) for income taxes	(1)	240	87

Income from discontinued operations, net of tax	$3	$803	$130

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net cash flows provided by (used in) operating activities	$—	$27	$217

Cash flows from investing activities:
Capital expenditures	—	(5)	(10)
Proceeds from sales of businesses, net	—	2,421	28
Proceeds from sales of property and equipment, net	—	2	2

Net cash flows provided by (used in) investing activities	$—	$2,418	$20

NOTE 4—RELATED PARTIES

        In May 2015, an independent Board member of the Company acquired a minority interest in an HD Supply customer. HD Supply sold product to the customer totaling approximately $5 million, $3 million, and $3 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of February 3, 2019			As of January 28, 2018
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Construction & Industrial-White Cap	366	(74)	292	183	(74)	109
Home Improvement Solutions	125	(30)	95	125	(30)	95

Total goodwill	$2,094	$(104)	$1,990	$1,911	$(104)	$1,807

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

        HD Supply performed the annual goodwill impairment testing during the fourth quarter of fiscal 2018 (as of October 28, 2018). There was no indication of impairment in any of the Company's reporting units in the fiscal 2018 annual test or in the fiscal 2017 and fiscal 2016 annual tests. The Company's analysis was based, in part, on HD Supply's expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company's goodwill could be impaired.

        During fiscal 2018, the Company recorded $183 million in goodwill as a result of the A.H. Harris acquisition.

Intangible Assets

        HD Supply's intangible assets as of February 3, 2019 and January 28, 2018 consisted of the following (amounts in millions):

	As of February 3, 2019			As of January 28, 2018
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$159	$(38)	$121	$49	$(25)	$24
Trade names	151	(81)	70	139	(72)	67

Total	$310	$(119)	$191	$188	$(97)	$91

        During fiscal 2018 the Company recorded $123 million of intangible assets, comprised of $110 million in customer relationships and $13 million of trade names, as a result of the A.H. Harris acquisition. The customer relationships and trade names will be amortized over 12 years and 5 years, respectively.

        Amortization expense for continuing operations related to intangible assets was $22 million, $12 million, and $12 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Estimated future amortization expense for intangible assets recorded as of February 3, 2019 is $23 million, $23 million, $23 million, $23 million, and $18 million for fiscal years 2019 through 2023, respectively.

NOTE 6—DEBT

2018 Refinancing Transactions

        On October 22, 2018, HDS entered into a Sixth Amendment (the "Sixth Amendment") to the credit agreement governing HDS's existing Senior Term Facility, as defined below. Pursuant to the Sixth Amendment, HDS amended its existing Senior Term Facility, to, among other things, refinance all the outstanding term loans in an aggregate principal of $530 million due August 2021 (the "Term B-3 Loans") and an aggregate principal of $540 million due October 2023 (the "Term B-4 Loans") with a new tranche of term loans (the "Term B-5 Loans") in an original aggregate principal of $1,070 million.

        Pursuant to the Sixth Amendment, the Term B-5 Loans bear interest at the rate of London Interbank Offered Rate ("LIBOR") plus 1.75% or base rate plus 0.75%. The Term B-5 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and will mature on October 17, 2023.

        The Sixth Amendment also provides for a prepayment premium equal to 1.00% of the aggregate principal of the applicable Term Loans, as defined below, being prepaid if, on or prior to April 22, 2019, the Company enters into certain repricing transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        In connection with the Sixth Amendment, the Company paid approximately $5 million in consent fees. The consent fees are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the loans. The Company incurred a modification and extinguishment charge of approximately $5 million, which includes financing fees and other costs of approximately $3 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On October 11, 2018, HDS issued $750 million of 5.375% Senior Unsecured Notes due 2026 (the "October 2018 Senior Unsecured Notes") at par. HDS received approximately $741 million in proceeds, net of transaction fees. The transaction fees of $9 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the October 2018 Senior Unsecured Notes.

        HDS used the net proceeds from the October 2018 Senior Unsecured Notes issuance, together with available cash and borrowings on HDS's Senior Asset Based Lending Facility due 2022 (the "Senior ABL Facility"), to redeem all of the outstanding $1,000 million aggregate principal of the 5.75% Senior Unsecured Notes due 2024 (the "April 2016 Senior Unsecured Notes"), pay a $56 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $28 million of accrued but unpaid interest. As a result, the Company incurred a $64 million loss on extinguishment of the debt, which includes the $56 million make-whole premium and write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        HDS's long-term debt as of February 3, 2019 and January 28, 2018 consisted of the following (dollars in millions):

	February 3, 2019		January 28, 2018
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$348	3.83	$58	2.86
Term B-3 Loans due 2021	—	—	534	3.94
Term B-4 Loans due 2023	—	—	544	4.19
Term B-5 Loans due 2023	1,067	4.25	—	—
October 2018 Senior Unsecured Notes due 2026	750	5.375	—	—
April 2016 Senior Unsecured Notes due 2024	—	—	1,000	5.75

Total gross long-term debt	$2,165		$2,136

Less unamortized discount	(4)		(6)
Less unamortized deferred financing costs	(21)		(29)

Total net long-term debt	$2,140		$2,101
Less current installments	(11)		(11)

Total net long-term debt, excluding current installments	$2,129		$2,090

(1)
Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Senior Credit Facilities

Asset Based Lending Facility

        The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 3, 2019, HDS had $558 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $7 million of borrowings available on qualifying cash balances).

        A portion of the Senior ABL Facility is available for letters of credit and swingline loans. The Senior ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The Senior ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the Senior ABL Facility up to an aggregate maximum amount of $1,000 million for the total commitments under the Senior ABL Facility (including all incremental commitments).

        At HDS's option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the Banker's Acceptance ("BA") rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility agreement, based on Excess Availability.

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

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HDS Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the Senior ABL Facility. Each of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

HDS's existing and future direct and indirect wholly-owned domestic subsidiaries, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Subsidiary Guarantors") guarantees HDS's payment obligations under the Senior ABL Facility (and, in the case of Canadian obligations, each existing and future direct and indirect wholly-owned Canadian subsidiary, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the Senior ABL Facility).

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

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the credit agreement governing the Senior ABL Facility.

        The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Term Loan Facility

        HDS's Senior Term Facility (the "Senior Term Facility") consists of a senior secured term loan facility (the "Term Loan Facility," and the term loans thereunder, the "Term Loans") providing for Term Loans in an original aggregate principal amount of $1,070 million. The Term B-5 Loans will mature on October 17, 2023. The Term B-5 Loans amortize in equal quarterly installments in aggregate

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

principal amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

        In accordance with the Sixth Amendment, annual excess cash flow ("ECF") provisions are applicable beginning with the fiscal year ending on January 28, 2018 (fiscal 2017) and each fiscal year thereafter. No payment was required to be offered for fiscal 2018, in accordance with the ECF provisions.

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

Prepayment

        The Sixth Amendment provides for a prepayment premium equal to 1.00% of the aggregate principal amount of the applicable term loans being prepaid if, on or prior to April 22, 2019, the Company enters into certain repricing transactions. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

  •
  100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 0% depending on the attainment of a secured leverage ratio target.

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

Unsecured Notes

5.375% Senior Unsecured Notes due 2026

        HDS issued $750 million aggregate principal of the October 2018 Senior Unsecured Notes under an Indenture, dated as of October 11, 2018 (the "October 2018 Senior Unsecured Notes Indenture") among HDS, the Subsidiary Guarantors, and the Trustee. The October 2018 Senior Unsecured Notes bear interest at a rate of 5.375% per annum and will mature on October 15, 2026. Interest is paid semi-annually on April 15th and October 15th of each year with the first interest payment due April 15, 2019.

        The October 2018 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, to the extent of the value of the collateral securing each indebtedness. The October 2018 Senior Unsecured Notes are structurally subordinated to all indebtedness and other liabilities of HDS's non-guarantor subsidiaries, including all of HDS's foreign subsidiaries.

        The October 2018 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly-owned domestic subsidiary (other than certain excluded subsidiaries), and by each domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS's obligation under any credit facility or capital market securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2018 Senior Unsecured Notes Indenture.

Redemption

        HDS may redeem the October 2018 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2021, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the October 2018 Senior Unsecured Notes Indenture and (2) on and after October 15, 2021, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below:

Year	Percentage
2021	102.688%
2022	101.344%
2023 and thereafter	100.000%

        In addition, at any time prior to October 15, 2021, HDS may redeem on one or more occasions up to 40% of the aggregate principal amount of the October 2018 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 105.375% of the principal amount in respect of the October 2018 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the October 2018 Senior Unsecured Notes are redeemed, an aggregate principal amount of the October 2018 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the October 2018 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the October 2018 Senior Unsecured Notes.

5.75% Senior Unsecured Notes due 2024

        HDS's April 2016 Senior Unsecured Notes bore interest at a rate of 5.75% per annum with a maturity date of April 15, 2024. Interest was paid semi-annually in arrears on April 15th and October 15th of each year, prior to the October 11, 2018 redemption of all of the outstanding $1,000 million aggregate principal amount of the April 2016 Senior Unsecured Notes described above under "2018 Refinancing Transactions."

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at February 3, 2019 are summarized below (amounts in millions):

	Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$11	$11	$11	$358	$1,024	$750	$2,165

Fiscal 2017 and Fiscal 2016 Transactions

        On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility, as defined below, by $500 million. The total borrowing capacity under the Senior ABL Facility is now $1,000 million (subject to availability under a borrowing base). As a result, the Company incurred a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of 5.25% Senior Secured First Priority Notes due 2021 (the "December 2014 First Priority Notes") for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes ("the 2014 indenture") and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 indenture, was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On August 31, 2017, HDS entered into a Fifth Amendment (the "Fifth Amendment") to the credit agreement governing HDS's existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original aggregate principal amount of $842 million (the "Term B-1 Loans") with a new tranche of term loans (the Term B-3 Loans) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding term loans in an original aggregate principal of $550 million (the "Term B-2 Loans") with a new tranche of term loans (the Term B-4 Loans) in an aggregate principal amount of $546 million, and (iii) amend the definition of "Permitted Payments" contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

        In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized original issue discount and deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On August 25, 2017, HDS entered into the Second Supplemental Indenture (the "Second Supplemental Indenture") which governs the April 2016 Senior Unsecured Notes and amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the "2016 indenture"). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the proposed amendments included in the Second Supplemental Indenture.

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

        As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which are capitalized as deferred financing costs and amortized over the expected life of the April 2016 Senior Unsecured Notes. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On April 5, 2017, HDS entered into a Third Amendment (the "Third Amendment") to the credit agreement governing its existing Senior ABL Facility. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, Debt—Modifications and Extinguishments, for the write-off of $1 million of unamortized deferred financing costs

        On January 26, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $200 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $5 million loss on extinguishment of debt, which includes write-offs of $2 million and $3 million of unamortized original issue discount and unamortized deferred financing costs, respectively, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On October 14, 2016, HDS entered into the Fourth Amendment to the credit agreement governing its existing Term Loan Facility. Pursuant to the Fourth Amendment, HDS amended its existing Term Loan Facility to, among other things, reduce its LIBOR floor to zero by means of a replacement tranche that replaced all of the Company's outstanding term loans in an aggregate principal amount of approximately $842 million (the "Term B-1 Loans") and issue a new tranche of term loans in an aggregate principal amount of $550 million (the "Term B-2 Loans").

        Pursuant to the Fourth Amendment, the Term B-1 Loans bore interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with a LIBOR floor of zero. The Term B-1 Loans amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the replaced tranche with the balance payable on the maturity date, August 13, 2021.

        The Term B-2 Loans bore interest at the applicable margin for borrowings of 2.75% for LIBOR borrowings and 1.75% for base rate borrowings, with a LIBOR floor of zero. The Term Loan Facility allowed for a reduction in the applicable margin on the Term B-2 Loans from 2.75% per annum to 2.50% per annum upon the Company reaching a consolidated total leverage ratio, as defined in the agreement, of 3.0x or less. The Term B-2 Loans amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount and had a maturity date of October 17, 2023.

        On October 17, 2016, HDS used the proceeds from the Term B-2 Loans, together with available cash and available borrowings under its Senior ABL Facility, to redeem all of the outstanding $1,275 million aggregate principal of its 7.5% Senior Unsecured Notes due 2020, and pay a $48 million premium in accordance with the terms of the indenture governing such notes. As a result, the Company incurred a $59 million loss on extinguishment of debt, which includes the $48 million premium and write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

        On April 11, 2016, HDS issued $1,000 million of 5.75% Senior Unsecured Notes due 2024 at par. HDS received approximately $985 million, net of transaction fees. The transaction fees of $15 million are reflected as deferred financing costs on the Consolidated Balance Sheets and will be amortized into interest expense over the term of the notes.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        On April 27, 2016, HDS used the net proceeds from the April 2016 Senior Unsecured Notes issuance, together with available cash, to redeem all of the outstanding $1,000 million aggregate principal of its 11.5% Senior Unsecured Notes due 2020, and pay a $106 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $4 million of accrued but unpaid interest to the redemption date. As a result, the Company incurred a $115 million loss on extinguishment of debt, which includes the $106 million make-whole premium and the write-off of $9 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

NOTE 7—DERIVATIVE INSTRUMENTS

Cash Flow Hedge

        On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging, to hedge the variability of cash flows in interest payments associated with the Company's variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts $750 million of the Company's Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

        As of February 3, 2019, the fair value of the Company's interest rate swap was a liability of $20 million, which was reflected as $4 million in Other current liabilities and $16 million in Other liabilities in the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income ("OCI") within Stockholders' Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. During fiscal 2018, the Company recognized $21 million of unrealized loss in OCI and reclassified $1 million of the unrealized loss from OCI into Interest expense. As of February 3, 2019, Accumulated OCI related to the interest rate swap agreement was a net unrealized loss of approximately $15 million, net of $5 million of tax.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

        As of February 3, 2019 and January 28, 2018, the fair value measurement of the financial liability associated with the Company's interest rate swap contract was $20 million and zero, respectively. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the interest rate swap.

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of February 3, 2019 and January 28, 2018 (amounts in millions):

	As of February 3, 2019		As of January 28, 2018
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$348	$346	$58	$57
Term Loans and Notes	1,817	1,815	2,078	2,158

Total	$2,165	$2,161	$2,136	$2,215

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

NOTE 9—INCOME TAXES

        The components of Income from Continuing Operations before Provision for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
United States	$516	$352	$112
Foreign	10	8	5

Total	$526	$360	$117

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Current:
Federal	$—	$5	$(1)
State	8	3	1
Foreign	3	2	5

	11	10	5
Deferred:
Federal	108	186	41
State	16	(3)	5

	124	183	46

Total	$135	$193	$51

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2018, fiscal 2017, and fiscal 2016 was approximately 25.7%, 53.6%, and 43.6%, respectively.

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

        As a result of the Tax Act's effective date for the change in tax rate of January 1, 2018, the Company's federal statutory rate for fiscal 2017 was 33.9%. The Tax Act requires the Company, and other fiscal year taxpayers, to compute a blended statutory tax rate based on the ratio of the number of fiscal year days in calendar year 2017 at the 35% statutory rate versus the number of fiscal year days in calendar year 2018 at the new 21% statutory rate.

        The Company's deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary items are expected to be realized or settled. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, in fiscal 2017 the Company re-measured its U.S. deferred tax assets and liabilities and recognized a non-cash $72 million tax expense.

        The reconciliation of the provision for income taxes from continuing operations at the federal statutory rate of 21% to the actual tax provision for fiscal 2018, the federal statutory rate of 33.9% to

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

the actual tax provision for fiscal 2017, and the federal statutory rate of 35% to the actual tax provision for fiscal 2016 is as follows (amounts in millions):

	Fiscal year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Income taxes at federal statutory rate	$110	$122	$41
State income taxes, net of federal income tax benefit	24	13	5
Foreign rate differential	—	(1)	(1)
Legal entity restructuring	—	—	1
Valuation allowance	—	1	(1)
Adjustments to tax reserves	—	(1)	2
Tax Cuts and Jobs Act of 2017	—	72	—
Excess tax benefits related to stock-based compensation(1)	(2)	(16)	—
Global Intangible Low-Tax Income	2	—	—
Other, net	1	3	4

Total provision (benefit)	$135	$193	$51

(1)
The adoption of ASU 2016-09 in fiscal 2017 requires excess tax benefits from share-based awards activity to be reflected as a reduction of the provision for income taxes, whereas they were previously recognized in Stockholders' Equity.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 3, 2019 and January 28, 2018 were as follows (amounts in millions):

	February 3, 2019	January 28, 2018
Deferred Tax Assets:
Accrued compensation	$12	$10
Accrued self-insurance liabilities	9	9
Other accrued liabilities	13	14
Restructuring liabilities	7	6
Net operating loss carryforward	99	239
Fixed assets	1	2
Allowance for doubtful accounts	4	3
Inventory	26	22
Tax credit carryforward	40	38
Cash flow hedge	5	—
Other	—	3
Valuation allowance	(7)	(7)

Noncurrent deferred tax assets	209	339
Deferred Tax Liabilities:
Prepaid expense	$—	$(1)
Deferred financing costs	(2)	(23)
Software costs	(11)	(5)
Intangible assets	(118)	(95)
Income from discharge of indebtedness	—	(10)

Noncurrent deferred tax liabilities	(131)	(134)

Deferred tax assets, net	$78	$205

        During fiscal 2018, the Company completed the evaluation of its indefinite reinvestment assertion as a result of the Tax Act and has asserted that its Canadian earnings are permanently reinvested until such time that the Canadian borrowings under the Senior ABL Facility, which was initially drawn on during fiscal 2016, are paid off. No provision for U.S. federal and state income taxes or foreign withholding taxes has been made in the Company's current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested.

        As of February 3, 2019 the Company had tax-effected U.S. federal net operating loss carryforwards of $46 million which expire beginning in fiscal 2034. The Company also had $66 million of tax effected state net operating loss carryforwards which expire in various years between fiscal 2019 and fiscal 2038. The Company also had $30 million of U.S. federal alternative minimum tax credits. As result of the Tax Act, the federal alternative minimum tax credits can be used to offset 100% of future regular tax liability and are 50% refundable for any tax years beginning after fiscal 2017 and before fiscal 2021 with any remaining credits 100% refundable in fiscal 2021. The Company also had $4 million of U.S.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

federal research and development credits which expire between fiscal 2031 and fiscal 2038 and $6 million of tax-effected state tax credits which expire in various years between fiscal 2019 and fiscal 2029.

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

        Upon adoption of ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") at the beginning of fiscal 2017, the Company recorded a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. In fiscal 2018 and fiscal 2017, the application of stock-based compensation guidance in ASU 2016-09 resulted in discrete tax benefits of $2 million and $16 million from the exercise and vesting of stock based awards.

        Prior to ASU 2016-09, deferred tax assets relating to tax benefits of employee stock option grants were reduced to reflect exercises in fiscal 2016. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits, or windfalls, are reflected in the Company's net operating loss carryforwards, pursuant to ASC 718, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.

        For fiscal 2018, the Company recorded a $1 million net income tax benefit related to discontinued operations. For fiscal 2017, the Company recorded a $240 million net income tax expense related to discontinued operations mainly from the operations and sale of the Waterworks business. For fiscal 2016, the Company recorded an $87 million net income tax expense related to discontinued operations mainly from the operations of its Waterworks business.

        Federal, state and foreign income taxes net current receivable total $9 million and $8 million as of fiscal 2018 and fiscal 2017, respectively.

Accounting for uncertain tax positions

        The Company follows the GAAP guidance for uncertain tax positions within ASC 740, "Income Taxes." ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

amount of unrecognized tax benefits for continuing operations for fiscal 2018, fiscal 2017, and fiscal 2016 is as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Unrecognized Tax Benefits beginning of period	$16	$10	$9
Gross increases for tax positions in current period	1	6	—
Gross increases for tax positions in prior period	—	—	1

Unrecognized Tax Benefits end of period	$17	$16	$10

        The resolution of the unrecognized tax benefits could affect the annual effective income tax rate.

        The Company did not change its accrual for net interest and penalties related to unrecognized tax benefits in fiscal 2018, fiscal 2017, or fiscal 2017. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at fiscal 2018, fiscal 2017, and fiscal 2016, was zero for each of the three periods, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

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

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        The HD Supply Holdings, Inc. Omnibus Incentive Plan, approved by Holdings' stockholders on May 17, 2017, (the "Plan") provides for stock based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the HDS Investment Holding, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. As of February 3, 2019 approximately 13.9 million registered shares were available for issuance under the Plan. The ratio at which awards are counted against the Plan's authorized share pool is 2.30 to 1 for full value awards and 1 to 1 for option awards, and any shares returned to the pool are returned at the same ratio.

        The HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

the end of each offering period. There are two six month offering periods during a calendar year beginning each January and July. During fiscal 2018, fiscal 2017, and fiscal 2016, eligible associates purchased approximately 77,000 shares, 105,000 shares, and 96,000 shares, respectively, under the ESPP. As of February 3, 2019, approximately 1.5 million registered shares were available for issuance under the ESPP.

Stock Options

        Under the terms of the Plan and the Stock Incentive Plan (collectively, the "HDS Plans"), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings' stock on the date of the grant.

        The non-qualified stock options under the HDS Plans generally vest at the rate of 25% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant. Additionally, non-qualified stock options may become non-forfeitable upon the associate reaching age 62, provided the associate has had five years of continuous service.

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at January 31, 2016	4,737	$15.95
Granted	1,362	28.22
Exercised	(1,782)	16.44
Forfeited	(154)	24.83

Outstanding at January 29, 2017	4,163	$19.42

Granted	920	42.34
Exercised	(2,308)	16.45
Forfeited	(356)	34.43

Outstanding at January 28, 2018	2,419	$28.77

Granted	773	36.93
Exercised	(476)	20.32
Forfeited	(219)	37.68

Outstanding at February 3, 2019	2,497	$32.13

        The total intrinsic value of options exercised was approximately $9 million, $51 million, and $33 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. As of February 3, 2019, there were approximately 2.5 million stock options outstanding with a weighted-average remaining life of 7.1 years and an aggregate intrinsic value of approximately $25 million. As of February 3, 2019, there were approximately 0.9 million options exercisable with a weighted-average exercise price of $24.56, a weighted-average remaining life of 5.1 years and an aggregate intrinsic value of approximately $16 million. As of February 3, 2019, there were approximately 2.2 million options vested or expected to

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

ultimately vest with a weighted-average exercise price of $31.56, a weighted-average remaining life of 7.0 years and an aggregate intrinsic value of approximately $23 million.

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

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Risk-free interest rate	2.74%	2.08%	1.54%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	29.1%	29.8%	36.2%
Expected option life in years	6.25	6.25	6.25

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of Holdings and HD Supply's competitors over the expected life of the HD Supply options. These competitors' volatilities were adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. The weighted average fair value of each option granted during fiscal 2018 was $12.83. HD Supply recognized $8 million, $5 million, and $5 million of stock-based compensation expense related to stock options during fiscal 2018, fiscal 2017, and fiscal 2016, respectively. As of February 3, 2019 the unamortized compensation expense related to stock options was $14 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock, Restricted Stock Units, and Performance Awards

        Restricted stock awards ("RSAs") and restricted stock unit awards ("RSUs") granted under the Plan are settled by issuing shares of common stock at the vesting date. Generally, the RSAs and RSUs granted to employees vest on a pro rata basis on each of the first four or five anniversaries of the grant, except in the case of death or disability, in which case the RSAs and RSUs vest as of the date of the event. Generally, the RSUs granted to members of the Company's Board of Directors vest on the earliest of the one year anniversary of the grant date, the next annual meeting of stockholders after the grant date, or a change in control. The grant date fair value of the RSAs and RSUs is expensed over the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights, which are subject to the same restrictions (including the risk of forfeiture) as the restricted stock awards. Additionally, RSAs and RSUs may become non-forfeitable upon the associate reaching age 62, provided the associate has had five years of continuous service.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        The Company also granted performance awards ("PAs") under the Plan, the payout of which is dependent on the Company's performance against target Cumulative Adjusted Earnings Per Share and Cumulative Free Cash Flow (as defined in the award agreements) over a three-year performance cycle. The payout ranges from zero to 200% of original award. The grant date fair value of the PAs is expensed over the vesting period. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 62, provided the associate has had five years of continuous service.

        A summary of RSA, RSU, and PA activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2016	1,731	$26.08
Granted	590	28.46
Vested	(539)	26.03
Forfeited	(232)	27.33

Non-vested at January 29, 2017	1,550	$27.07

Granted	464	41.50
Vested	(644)	27.51
Forfeited	(301)	31.39

Non-vested at January 28, 2018	1,069	$32.02

Granted	491	37.23
Vested	(570)	30.00
Forfeited	(94)	35.63

Non-vested at February 3, 2019	896	$35.82

        The total fair value of RSAs, RSUs, and PAs vested during the year was $17 million, $18 million, and $16 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. HD Supply recognized $18 million, $20 million, and $15 million of stock based compensation expense related to RSAs, RSUs, and PAs during fiscal 2018, fiscal 2017, and fiscal 2018, respectively. As of February 3, 2019 the unamortized compensation expense related to RSAs, RSUs, and PAs was $19 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

match a percentage of the employees' contributions to the plan. A portion of the matching contributions are generally made shortly after the end of each pay period with the remaining portion made after the Company's fiscal year end if an additional annual matching contribution based on the Company's fiscal year financial results is approved. Effective January 1, 2019, all of HD Supply's matching contributions will be made shortly after the end of each pay period. HD Supply paid matching contributions of $14 million, $17 million, and $17 million during fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

NOTE 11—BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

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

        The reconciliation of basic to diluted weighted-average common shares outstanding for fiscal 2018, fiscal 2017, and fiscal 2016 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Weighted-average common shares outstanding	181,099	192,236	199,385
Effect of potentially dilutive stock plan securities	830	1,432	2,615

Diluted weighted-average common shares outstanding	181,929	193,668	202,000
Stock plan securities excluded from dilution(1)	1,924	1,967	1,856

(1)
Represents stock options, restricted stock, restricted stock units, and/or performance awards (collectively "stock plan securities") not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of February 3, 2019 and January 28, 2018 consisted of the following (amounts in millions):

	February 3, 2019	January 28, 2018
Trade receivables, net of allowance for doubtful accounts	$657	$540
Vendor rebate receivables	57	58
Other receivables	18	14

Total receivables, net	$732	$612

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Property and Equipment

        Property and equipment as of February 3, 2019 and January 28, 2018 consisted of the following (amounts in millions):

	February 3, 2019	January 28, 2018
Land	$14	$11
Buildings and improvements	296	195
Transportation equipment	66	62
Furniture, fixtures and equipment	269	226
Capitalized software	258	236
Construction in progress	55	123

Property and equipment	958	853
Less accumulated depreciation & amortization	(588)	(528)

Property and equipment, net	$370	$325

Corporate Headquarters

        In February 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. In accordance with ASC 840, Leases, for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company was considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for construction costs incurred by the landlord.

        The lease commenced in February 2018, with the leased asset and corresponding financing liability valued at $87 million each. In accordance with the sale and leaseback criteria of GAAP, the build-to-suit arrangement and subsequent lease failed to qualify as a sale. Therefore, the transaction was accounted for as a financing arrangement, whereby both the leased asset and the financing liability remain on the Company's Consolidated Balance Sheet. The asset was depreciated as if the Company was the legal owner and rental payments were allocated between interest expense and principal repayment of the financing liability.

        In April 2018, the Company exercised its option to purchase the leased asset in February 2019. As a result, the financing liability is classified as a Current liability within the Consolidated Balance Sheet. The Company completed the purchase of the building on February 4, 2019 for a total purchase price of $88 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Other Current Liabilities

        Other current liabilities as of February 3, 2019 and January 28, 2018 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	February 3, 2019	January 28, 2018	February 3, 2019	January 28, 2018
Corporate headquarters financing liability	$87	$—	$87	$—
Accrued non-income taxes	35	27	35	27
Refund liability(1)	15	—	15	—
Accrued interest	14	21	14	21
Unsettled share repurchases	2	—	—	—
Other	106	90	106	90

Total other current liabilities	$259	$138	$257	$138

(1)
This amount represents the Company's sales return estimate as of February 3, 2019 classified as a Current liability in the Consolidated Balance Sheet as required per ASC 606, Revenue from Contracts with Customers. The sales return estimate as of January 28, 2018 was approximately $12 million and was classified within Receivables in the Consolidated Balance Sheet.

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2018, fiscal 2017, and fiscal 2016 was approximately $121 million, $159 million, and $296 million, respectively. During fiscal 2018, fiscal 2017, and fiscal 2016, the Company paid $4 million, $6 million, and $7 million of original issue discounts related to the extinguishment of debt.

        Cash paid for income taxes, net of refunds, in fiscal 2018, fiscal 2017, and fiscal 2016 was approximately $13 million, $29 million, and $13 million, respectively. Cash paid for income taxes in fiscal 2017 includes $13 million in taxes paid related to the sale of the Waterworks business.

        During fiscal 2018 and fiscal 2017, HDS executed equity cash distributions of $590 million and $541 million, respectively, to Holdings, via HDS's direct parent, HDS Holding Corporation. The equity distributions from HDS and returns of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

Share Repurchases

        During fiscal 2014, Holdings' Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings' discretion. During fiscal 2017 and fiscal 2018, Holdings' Board of Directors authorized three share repurchase programs, each up to an aggregate $500 million of Holdings' common stock.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

        Holdings' share repurchases under these plans were as follows (dollars in millions):

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares
November 2018 Plan	3,313,797	$125	—	—	—	—
August 2017 Plan	12,159,013	459	1,150,699	$41	—	—
June 2017 Plan	—	—	15,940,337	500	—	—
April 2014 Plan	313,740	13	1,145,590	43	952,603	$33

Total share repurchases	15,786,550	$597	18,236,626	$584	952,603	$33

NOTE 13—RESTRUCTURING ACTIVITIES

Fiscal 2017 Plan

        As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company's alignment and functional support strategies. During fiscal 2017, the Company initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a Construction & Industrial branch. In addition, the Company relocated its headquarters in first quarter 2018. During fiscal 2018, the Company recognized $9 million of restructuring charges, primarily related to property lease obligations upon exiting the Company's previous headquarters location, and, to a lesser extent, severance and other employee-related costs. During fiscal 2017, the Company recognized $6 million of restructuring charges under this plan. Activities under this plan were completed in the second quarter of fiscal 2018 and no further charges are expected under this plan. As of February 3, 2019 remaining unpaid costs associated with the restructuring plan are immaterial.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2033. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $142 million, $127 million, and $118 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

        Future minimum aggregate rental payments under non-cancelable leases as of February 3, 2019 are as follows (amounts in millions):

	Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$140	104	88	61	42	78	$513

        The commitments in the table above exclude minimum lease obligations associated with the Company's leadership development and corporate headquarters in Atlanta, Georgia, as the Company

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

purchased the building on February 4, 2019. Refer to Note 12—Supplemental Balance Sheet and Cash Flow Information, for further information.

        The Company subleases certain leased facilities to third parties. In addition, the Company leases certain owned facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases and leases as of February 3, 2019 are approximately $30 million. These subleases and leases expire at various dates through the year 2026.

Purchase Obligations

        As of February 3, 2019, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $312 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment of $310 million is due during fiscal 2019 for these obligations. The Company has IT service contracts that extend through fiscal 2021.

Legal Matters

        On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the "securities litigation defendants") made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the "original securities complaints"). Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company's common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company's progress in addressing certain supply chain disruption issues encountered in the Company's Facilities Maintenance business unit. The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants' motion to dismiss. The matter is now in discovery.

        On August 8, 2017, two shareholder derivative complaints were filed naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "2017 action individual defendants") as defendants. The complaints generally allege that the 2017 action individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the 2017 action individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the 2017 action individual defendants' allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

internal procedures, and seek to recover attorneys' fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed relating to the Amended Complaint is adjudicated.

        On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a "nominal defendant" and certain members of its senior management and board of directors (collectively, the "2018 action individual defendants") as defendants. The complaint generally alleges that the 2018 action individual defendants caused the Company to issue false and misleading statements concerning the Company's business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions. The complaint asserts various common law breach of fiduciary duty claims against the 2018 action individual defendants and claims of unjust enrichment and insider selling. The complaint seeks to recover any damages sustained by the Company as a result of the 2018 action individual defendants' allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys' fees and other costs. The 2018 action individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

        The Company intends to defend these lawsuits vigorously. Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies." In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters with loss contingencies that are reasonably possible and reasonably estimable, including matters with loss contingencies that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

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

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2018
	Facilities Maintenance	Construction & Industrial	Corporate & Eliminations	Total Continuing Operations
Net sales	$3,089	$2,961	$(3)	$6,047
Adjusted EBITDA	546	325	—	871
Depreciation(1) & Software Amortization	40	44	—	84
Other Intangible Amortization	8	14	—	22
Total Assets(2)	2,481	1,358	394	4,233
Capital Expenditures(2)	58	31	26	115

	Fiscal Year 2017
	Facilities Maintenance	Construction & Industrial	Corporate & Eliminations	Total Continuing Operations
Net sales	$2,847	$2,279	$(5)	$5,121
Adjusted EBITDA	499	232	—	731
Depreciation(1) & Software Amortization	36	42	—	78
Other Intangible Amortization	9	3	—	12
Total Assets(2)	2,390	877	1,051	4,318
Capital Expenditures(2)	22	34	38	94

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

(2)
Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

Reconciliation to Consolidated Financial Statements

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Total Adjusted EBITDA	$871	$731	$680
Depreciation and amortization(1)	106	90	88
Stock-based compensation	26	26	20
Restructuring	9	6	7
Acquisition and integration costs(2)	6	—	—
Other	—	1	—

Operating income	724	608	565
Interest expense	130	166	269
Interest income	(1)	(2)	—
Loss on extinguishment & modification of debt(3)	69	84	179

Income from Continuing Operations Before Provision for Income Taxes	526	360	117
Provision for income taxes	135	193	51

Income from continuing operations	$391	$167	$66

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Net sales for HD Supply outside the United States, primarily Canada, were $157 million, $146 million, and $124 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $6 million as of February 3, 2019 and January 28, 2018.

        On March 5, 2018, the Company completed the acquisition of A.H. Harris for a purchase price of approximately $362 million, net of cash acquired. The acquisition reduced total assets of the Corporate reportable segment by the purchase price and increased total assets of the Construction & Industrial reportable segment by approximately $411 million.

NOTE 16—REVENUE

        The Company's revenues are earned from contracts with customers. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

        The Company adopted the provisions of ASC 606, Revenue from Contracts with Customers, and related amendments ("ASC 606") using the modified retrospective method on January 29, 2018 (the first day of fiscal 2018). The Company concluded that most of its contracts with customers consist of a single performance obligation to transfer promised goods or services and therefore are not impacted by the adoption of ASC 606. The adoption of ASC 606 impacted the Company's method of recognizing certain installation income, which was generally recognized when the customer order was fully installed. ASC 606 requires installation income to be recognized as each performance obligation within a contract is completed. The Company's installation contracts are typically completed in less than 90 days. Due to the seasonal nature of the Company's installation business, recognized revenue could shift between quarters within the year. The adoption of ASC 606 did not have a material impact on the Company's financial position, results of operations or cash flows. As such, the Company did not make any adjustments to its financial position upon adoption.

Nature of Products and Services

        Both Facilities Maintenance and Construction & Industrial serve unique end markets. Facilities Maintenance offers products that serve the MRO end market as well as value-added services. Construction & Industrial offers products used broadly across both the residential and non-residential construction end markets as well as light remodeling supplies for small remodeling contractors and trade professionals.

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

NOTE 16—REVENUE (Continued)

        The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Facilities Maintenance
Maintenance, Repair, and Operations	$2,734	$2,522	$2,454
Property Improvement	355	325	308

Total Facilities Maintenance Net Sales	3,089	2,847	2,762
Construction & Industrial
Non-Residential Construction	2,061	1,479	1,330
Residential Construction	728	643	595
Other	172	157	138

Total Construction & Industrial Net Sales	2,961	2,279	2,063
Inter-segment Eliminations	(3)	(5)	(6)

Total HD Supply Net Sales	$6,047	$5,121	$4,819

Contract Balances

        The timing of satisfaction of identified performance obligations may differ from the timing of invoicing to customers for certain installation contracts, which may result in the recognition of a contract asset or liability. The Company records a contract asset when it recognizes revenue prior to invoicing, or a contract liability when revenue is recognized subsequent to invoicing. Contract assets are reclassified as accounts receivable upon invoicing and contract liabilities are relieved upon recognition of revenue. As of February 3, 2019, the Company's contract assets and contract liabilities, which are included in Other Current Assets and Other Current Liabilities, respectively, within the Consolidated Balance Sheets, are not material.

        Payment terms and conditions vary by contract type, although terms generally include a requirement for payment within 45 days. As such, in instances where the timing of revenue recognition differs from the timing of invoicing, the Company has concluded that its contracts with customers do not include a significant financing component because customer payments for goods and services are received in less than one year. All remaining performance obligations as of February 3, 2019 are not material.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 3, 2019 and January 28, 2018 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2018
Net sales	$1,389	$1,600	$1,612	$1,446	$6,047
Gross profit	552	622	629	572	2,375
Income from continuing operations	89	130	82	90	391
Income from discontinued operations	—	1	—	2	3
Net income	89	131	82	92	394
Basic earnings per share(1)
Income from continuing operations	$0.48	$0.71	$0.45	$0.51	$2.16
Income from discontinued operations	—	0.01	—	0.01	0.02
Net income	0.48	0.72	0.45	0.53	2.18
Diluted earnings per share(1)
Income from continuing operations	$0.48	$0.71	$0.45	$0.51	$2.15
Income from discontinued operations	—	0.01	—	0.01	0.02
Net income	0.48	0.71	0.45	0.52	2.17
Fiscal Year 2017
Net sales	$1,216	$1,352	$1,370	$1,183	$5,121
Gross profit	484	539	542	468	2,033
Income (loss) from continuing operations	58	81	46	(18)	167
Income from discontinued operations	27	361	406	9	803
Net income (loss)	85	442	452	(9)	970
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$0.29	$0.41	$0.25	$(0.10)	$0.87
Income from discontinued operations	0.13	1.83	2.19	0.05	4.18
Net income (loss)	0.42	2.24	2.43	(0.05)	5.05
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$0.29	$0.41	$0.25	$(0.10)	$0.86
Income from discontinued operations	0.13	1.81	2.18	0.05	4.15
Net income (loss)	0.42	2.22	2.42	(0.05)	5.01

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Income (loss) from continuing operations and Net income (loss) in the third quarter of fiscal 2018 includes a pre-tax loss on extinguishment and modification of debt of $69 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Income (loss) from continuing operations and Net income (loss) in the third quarter of fiscal 2017 includes a pre-tax loss on extinguishment and modification of debt of $78 million.

        Income (loss) from continuing operations and Net income (loss) in the fourth quarter of fiscal 2017 includes $72 million of tax expense associated with the remeasurement of the U.S. deferred tax assets and liabilities driven by the enactment of the Tax Act of 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  HD Supply Holdings, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of February 3, 2019 (the end of the period covered by this report).

  HD Supply, Inc.

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of February 3, 2019 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

        There were no changes in Holdings' or HDS's internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d- 15(f), during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, Holdings' or HDS's internal control over financial reporting.

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

        The management of Holdings and HDS assessed the effectiveness of Holdings' and HDS' internal control over financial reporting as of February 3, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of February 3, 2019, Holdings' and HDS' internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013).

        Holdings' and HDS' internal control over financial reporting as of February 3, 2019 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of February 3, 2019.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holdings will be set forth in the "Our Board of Directors," "Governance of Our Company," "Ownership of Securities" and "Audit Committee Report" sections of Holdings' Proxy Statement for the 2019 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holdings will be set forth in the "Governance of Our Company," "Executive Compensation" and "Compensation Committee Report" sections of Holdings' Proxy Statement for the 2019 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holdings will be set forth in the "Ownership of Securities," "Director Compensation" and "Executive Compensation" sections of Holdings' Proxy Statement for the 2019 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holdings will be set forth in the proposal concerning election of directors and the "Governance of Our Company" section of Holdings' Proxy Statement for the 2019 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years ended February 3, 2019 and January 28, 2018 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2018	Fiscal 2017
Audit Fees(1)	$3.2 million	$3.1 million
Audit-Related Fees(2)	$—	$1.8 million
Tax Fees(3)	$0.4 million	$0.5 million
Total	$3.6 million	$5.4 million

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

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described by the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2018 and fiscal 2017.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	68
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	70
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	72
Consolidated balance sheets as of February 3, 2019 and January 28, 2018	73
Consolidated statements of stockholders' equity for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	74
Consolidated statements of cash flows for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	75
HD Supply, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	76
Consolidated balance sheets as of February 3, 2019 and January 28, 2018	77
Consolidated statements of stockholder's equity for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	78
Consolidated statements of cash flows for (i) the fiscal year ended February 3, 2019, (ii) the fiscal year ended January 28, 2018, and (iii) the fiscal year ended January 29, 2017	79
Notes to consolidated financial statements	80

(b)   Exhibit Index

        The following exhibits are filed or furnished with this annual report:

2.1	Purchase and Sale Agreement, dated as of June 19, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.2	Letter Agreement, dated August 14, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.3	Amendment No. 3 to Purchase and Sale Agreement, dated as of August 27, 2007, among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and HDS Investment Holding, Inc. and HDS Acquisition Subsidiary, Inc. (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

2.4	Amended and Restated Agreement and Plan of Merger, dated as of July 14, 2017, by and among HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Waterworks Group, Inc., HD Supply Waterworks, Ltd., HD Supply, Inc., CD&R Plumb Buyer, LLC, CD&R Waterworks Merger Sub, LLC, CD&R WW, LLC, and CD&R WW Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 7, 2017).

3.1	Second Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013).

3.2	Third Amended and Restated By-Laws of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-8 of HD Supply Holdings, Inc. (File No. 333-189771) filed on July 2, 2013).

3.3	Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

3.5	Amended and Restated By-Laws of HD Supply, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.20 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 13, 2013).

4.2	Indenture, dated as of October 11, 2018, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (Incorporated by reference to Exhibit 4.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

4.3	Form of 5.375% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

10.1	Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc. (Incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.2	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.3	Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.4	Amendment No. 1 to Credit Agreement, dated as of February 15, 2013, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.18 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 16, 2013).

10.5	Amendment No. 2 to Credit Agreement, dated as of February 6, 2014, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.6	Incremental Agreement No. 1, dated as of August 13, 2015, among HD Supply, Inc., as borrower, the subsidiary guarantor parties named therein, Bank of America, N.A., as administrative agent and incremental term loan lender, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to Form 10- Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 9, 2015).

10.7	Fourth Amendment to Credit Agreement, dated as of October 14, 2016, among HD Supply, Inc., as borrower, Bank of America, N.A., as administrative agent, Term B-1 Lender and Term B-2 Lender, and the several lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10- Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 6, 2016).

10.8	Guarantee and Collateral Agreement, dated as of April 12, 2012 among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.9	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.10	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.11	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.7 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.12	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd.in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.8 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.13	Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.14	ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc., as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party thereto, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.15	Amendment No. 1 to ABL Credit Agreement, dated as of June 28, 2013, by and among the HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent. (Incorporated by reference to Exhibit 10.19 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013).

10.16	ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.17	ABL Joinder Agreement, dated as of February 6, 2014, among HD Supply, Inc., as parent borrower, HD Supply FM Services, LLC and consented to by the other Loan Parties, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.13 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.18	U.S. Guarantee and Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.19	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.20	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on September 4, 2012).

10.21	Assumption Agreement, dated as of February 6, 2014, made by HD Supply FM Services, LLC in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.17 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.22	Supplemental Agreement, dated as of February 6, 2014, made by HD Supply Holdings, LLC and HD Supply Facilities Maintenance, Ltd. in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto. (Incorporated by reference to Exhibit 10.18 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.23	ABL Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.24	Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 81/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.25	Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 81/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020. (Incorporated by reference to Exhibit 10.10 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.26	Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.30 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.27	Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement. (Incorporated by reference to Exhibit 10.12 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.28	ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of December 4, 2014, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.32 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.29	ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.14 to Form 10-Q of HD Supply, Inc. (File No. 333-159809) filed on June 7, 2012).

10.30	Amendment No. 3 to ABL Credit Agreement, dated as of April 5, 2017, by and among HD Supply, Inc., the other borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as administrative agent and U.S. ABL collateral agent, and Wells Fargo Capital Finance Corporation Canada (as successor in interest to GE Canada Finance Holding Company), as Canadian agent and Canadian collateral agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 6, 2017).

10.31	Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of April 5, 2017, among HD Supply, Inc., the Subsidiary Borrowers named therein, and the Subsidiary Guarantors named therein, in favor of Wells Fargo Bank, National Association (as successor in interest to General Electric Capital Corporation), as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on June 6, 2017).

10.32	Fifth Amendment to Credit Agreement, dated as of August 31, 2017, among the Company, as borrower, certain of the Company's affiliates signatory thereto, as guarantors, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent, Bank of America, N.A., as a Term B-3 Lender and Term B-4 Lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply, Inc. (File No. 001-35979) filed on September 1, 2017).

10.33	#	HDS Investment Holding, Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.37 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 14, 2011).

10.34	#	Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007. (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.35	#	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo. (Incorporated by reference to Exhibit 10.55 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.36	#	Letter of Employment, dated as of June 5, 2017, by and between HD Supply, Inc. and William P. Stengel. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 6, 2017).

10.37	#	Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt. (Incorporated by reference to Exhibit 10.45 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.38	#	Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman. (Incorporated by reference to Exhibit 10.53 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.39	#	Letter of Employment, dated as of January 19, 2015, by and between HD Supply, Inc. and Dan S. McDevitt. (Incorporated by reference to Exhibit 10.39 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.40	#	Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.44 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013).

10.41	#	Form of Director Indemnification Agreement (March 2017). (Incorporated by reference to Exhibit 10.41 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.42		Schedule of Signatories to a Director Indemnification Agreement. (Filed herewith(Incorporated by reference to Exhibit 10.42 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.43	#	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.54 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.44	#	Form of HD Supply Holdings, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.45	#	Form of Employee Stock Option Agreement (November 2015). (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.46	#	Form of Restricted Stock Agreement for Executive Officers And Associates. (Incorporated by reference to Exhibit 10.64 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.47	#	Form of Employee Restricted Stock Agreement (November 2015). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.48	#	Form of Change of Control Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 14, 2016).

10.49	#	HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.50	#	HD Supply Holdings, Inc. Omnibus Incentive Plan (as amended and restated effective May 17, 2017). (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).

10.51	#	HD Supply Holdings, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.50 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.52	#	HD Supply Holdings, Inc. Annual Incentive Plan for Executive Officers. (Incorporated by reference to Exhibit 10.2 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).

10.53	#	HD Supply Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.51 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.54	#	Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.57 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.55	#	Form of Director Deferred Stock Unit Agreement. (Incorporated by reference to Exhibit 10.58 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.56		Board of Directors Compensation Policy (as amended effective May 17, 2017). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 6, 2017).

10.57	#	Board of Directors Compensation Policy (March 2015). (Incorporated by reference to Exhibit 10.60 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.58	#	Form of Performance Award Agreement. (Incorporated by reference to Exhibit 10.58 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.59	#	Separation Agreement and Release of Claims, dated September 28, 2018, by and between HD Supply and William P. Stengel. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on October 2, 2018).

10.60		Sixth Amendment to Credit Agreement, dated as of October 22, 2018, by and among HD Supply Inc., Bank of America, N.A. as administrative agent, JP Morgan Chase Bank, N.A., as a Term B-5 Lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

10.61	#	Letter of Employment, dated as of November 2, 2015, by and between HD Supply, Inc. and Bradley Paulsen. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

10.62	#	Letter of Employment, dated as of September 6, 2018, by and between HD Supply, Inc. and Bradley Paulsen. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

18.1		Preferability Letters. (Incorporated by reference to Exhibit 18.1 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

21.1		List of Subsidiaries. (Filed herewith).

23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1		Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2		Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.3		Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.4		Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1		Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2		Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.3		Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.4		Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101		Interactive data files pursuant to Rule 405 of Regulation S-T. (Filed herewith).

#
Management contract or compensatory plan or arrangement.

? Table of Contents

(c)   Financial Statement Schedules

The following Schedule 1 information is provided for HD Supply Holdings, Inc. only

SCHEDULE I—CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

(Amounts in millions)

HD SUPPLY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net earnings of equity affiliates	$394	$970	$196

Net income	$394	$970	$196
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(2)	1
Unrealized gain (loss) on cash flow hedge, net of tax of $5, $—, and $—	(15)	—	—

Total Comprehensive Income	$381	$968	$197

CONDENSED BALANCE SHEETS

	February 3, 2019	January 28, 2018
ASSETS
Current assets:
Cash & cash equivalents	$—	$—

Total current assets	—	—

Investment in subsidiaries	1,283	1,466

Total assets	$1,283	$1,466

LIABILITIES
Current liabilities:
Other current liabilities	2	—

Total current liabilities	2	—

Total liabilities	$2	$—

STOCKHOLDERS' EQUITY
Stockholders' equity	1,281	1,466

Total liabilities and stockholders' equity	$1,283	$1,466

CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net cash flows from operating activities:	—	—	—

Return of capital	590	541	—

Net cash flow from investing activities:	590	541	—

Cash flows from financing activities:
Proceeds from stock options exercised	13	41	33
Purchase of treasury shares	(596)	(584)	(34)
Tax withholdings on stock-based awards	(7)	—	—

Net cash flow from financing activities:	(590)	(543)	(1)

Net increase (decrease) in cash & cash equivalents	—	(2)	(1)
Cash and cash equivalents at beginning of period	—	2	3

Cash & cash equivalents at end of period	$—	$—	$2

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Fiscal Year ended:
January 29, 2017	$14	(1)	6	(6)	—	$13
January 28, 2018	$13	(4)	8	(5)	—	$12
February 3, 2019	$12	2	12	(8)	—	$18

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense (Benefit)	Balance at End of Period
Fiscal Year ended:
January 29, 2017	$6	(1)	$5
January 28, 2018	$5	2	$7
February 3, 2019	$7	—	$7

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 18, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 18, 2019
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 18, 2019
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Independent Lead Director	March 18, 2019
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 18, 2019
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 18, 2019
/s/ SCOTT D. OSTFELD Scott D. Ostfeld	Director	March 18, 2019
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 18, 2019

Signature	Capacity	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 18, 2019
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 18, 2019

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 18, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH J. DEANGELO Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 18, 2019
/s/ EVAN J. LEVITT Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 18, 2019
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Independent Lead Director	March 18, 2019
/s/ PETER A. DORSMAN Peter A. Dorsman	Director	March 18, 2019
/s/ PATRICK R. MCNAMEE Patrick R. McNamee	Director	March 18, 2019
/s/ SCOTT D. OSTFELD Scott D. Ostfeld	Director	March 18, 2019
/s/ CHARLES W. PEFFER Charles W. Peffer	Director	March 18, 2019

Signature	Capacity	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director	March 18, 2019
/s/ LAUREN TAYLOR WOLFE Lauren Taylor Wolfe	Director	March 18, 2019