Form 10-Q
period 2019-05-05
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2019-06-11
CIK 1573097, 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2019

- OR -

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of Each Exchange on Which Registered
HD Supply Holdings, Inc. common stock, par value $0.01 per share	HDS	The NASDAQ Stock Market LLC

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

Non-accelerated filer ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

HD Supply Holdings, Inc. ☐

HD Supply, Inc. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ☒
HD Supply, Inc.	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of June 7, 2019:

HD Supply Holdings, Inc.	170,840,219 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended February 3, 2019 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	May 5, 2019	April 29, 2018
Net Sales	$1,493	$1,389
Cost of sales	908	837
Gross Profit	585	552
Operating expenses:
Selling, general and administrative	392	372
Depreciation and amortization	25	22
Restructuring	(2)	7
Total operating expenses	415	401
Operating Income	170	151
Interest expense	28	34
Interest (income)	—	(1)
Income Before Provision for Income Taxes	142	118
Provision for income taxes	35	29
Net Income	$107	$89
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1
Unrealized loss on cash flow hedge, net of tax of $1 and $ -	(5)	—
Total Comprehensive Income	$102	$90

Weighted Average Common Shares Outstanding (thousands)
Basic	170,000	184,326
Diluted	170,712	185,155

Earnings Per Share:
Basic earnings per share	$0.63	$0.48
Diluted earnings per share	$0.63	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 5, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$40	$38
Receivables, less allowance for doubtful accounts of $18 and $18	781	732
Inventories	808	766
Other current assets	47	50
Total current assets	1,676	1,586
Property and equipment, net	378	370
Operating lease right-of-use assets	403	—
Goodwill	1,989	1,990
Intangible assets, net	185	191
Deferred tax asset	50	78
Other assets	16	18
Total assets	$4,697	$4,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474	$367
Accrued compensation and benefits	75	109
Current installments of long-term debt	11	11
Current lease liabilities	116	—
Other current liabilities	138	259
Total current liabilities	814	746
Long-term debt, excluding current installments	2,129	2,129
Long-term lease liabilities	301	—
Other liabilities	77	77
Total liabilities	3,321	2,952
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 170.8 million and 170.7 million shares issued and outstanding at May 5, 2019 and February 3, 2019, respectively	2	2
Paid-in capital	4,079	4,067
Accumulated deficit	(1,467)	(1,572)
Accumulated other comprehensive loss	(35)	(30)
Treasury stock, at cost, 34.5 and 34.2 million shares at May 5, 2019 and February 3, 2019, respectively	(1,203)	(1,186)
Total stockholders’ equity	1,376	1,281
Total liabilities and stockholders’ equity	$4,697	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 5, 2019	April 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107	$89
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	24
Provision for uncollectibles	2	2
Non-cash interest expense	2	6
Stock-based compensation expense	7	6
Deferred income taxes	32	27
Other	1	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(51)	(66)
(Increase) decrease in inventories	(43)	(81)
(Increase) decrease in other current assets	(5)	(9)
Increase (decrease) in accounts payable and accrued liabilities	49	52
Net cash provided by (used in) operating activities	128	50
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26)	(19)
Payments for businesses acquired, net of cash acquired	—	(362)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(24)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee benefit plans	4	2
Purchase of treasury shares	(12)	(64)
Tax withholdings on stock-based awards	(5)	(6)
Repayments of long-term debt	(3)	(3)
Repayment of financing liability	(88)	—
Borrowings on long-term revolver debt	327	6
Repayments on long-term revolver debt	(325)	(9)
Other financing activities	—	(3)
Net cash provided by (used in) financing activities	(102)	(77)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$2	$(408)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$40	$150

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended
	May 5, 2019		April 29, 2018
	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	204,806	$2	203,914	$2
Shares issued under employee benefit plans	561	—	442	—
Ending balance	205,367	$2	204,356	$2
Paid-in Capital
Beginning balance		$4,067		$4,029
Stock-based compensation		7		6
Shares issued under employee benefit plans		5		2
Other		—		1
Ending balance		$4,079		$4,038
Accumulated Deficit
Beginning balance		$(1,572)		$(1,966)
Cumulative effect of accounting change		(3)		—
Net Income		107		89
Other		1		—
Ending balance		$(1,467)		$(1,877)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $1 and $ -		(5)		—
Foreign currency translation adjustment		—		1
Ending balance		$(35)		$(16)
Treasury Stock
Beginning balance	(34,153)	$(1,186)	(18,190)	$(582)
Purchase of common stock	(271)	(12)	(1,807)	(68)
Shares withheld for taxes	(117)	(5)	(152)	(6)
Ending balance	(34,541)	$(1,203)	(20,149)	$(656)

Total Stockholders’ Equity	170,826	$1,376	184,207	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended
	May 5, 2019	April 29, 2018
Net Sales	$1,493	$1,389
Cost of sales	908	837
Gross Profit	585	552
Operating expenses:
Selling, general and administrative	392	372
Depreciation and amortization	25	22
Restructuring	(2)	7
Total operating expenses	415	401
Operating Income	170	151
Interest expense	28	34
Interest (income)	—	(1)
Income Before Provision for Income Taxes	142	118
Provision for income taxes	35	29
Net Income	$107	$89
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1
Unrealized gain (loss) on cash flow hedge, net of tax of $1 and $ -	(5)	—
Total Comprehensive Income	$102	$90

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 5, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$39	$38
Receivables, less allowance for doubtful accounts of $18 and $18	781	732
Inventories	808	766
Other current assets	47	50
Total current assets	1,675	1,586
Property and equipment, net	378	370
Operating lease right-of-use assets	403	—
Goodwill	1,989	1,990
Intangible assets, net	185	191
Deferred tax asset	50	78
Other assets	16	18
Total assets	$4,696	$4,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$474	$367
Accrued compensation and benefits	75	109
Current installments of long-term debt	11	11
Current lease liabilities	116	—
Other current liabilities	137	257
Total current liabilities	813	744
Long-term debt, excluding current installments	2,129	2,129
Long-term lease liabilities	301	—
Other liabilities	77	77
Total liabilities	3,320	2,950
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at May 5, 2019 and February 3, 2019	—	—
Paid-in capital	2,719	2,726
Accumulated deficit	(1,308)	(1,413)
Accumulated other comprehensive loss	(35)	(30)
Total stockholder’s equity	1,376	1,283
Total liabilities and stockholder’s equity	$4,696	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 5, 2019	April 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107	$89
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	24
Provision for uncollectibles	2	2
Non-cash interest expense	2	6
Stock-based compensation expense	7	6
Deferred income taxes	32	27
Other	1	—
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(51)	(66)
(Increase) decrease in inventories	(43)	(81)
(Increase) decrease in other current assets	(5)	(9)
Increase (decrease) in accounts payable and accrued liabilities	49	52
Net cash provided by (used in) operating activities	128	50
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26)	(19)
Payments for businesses acquired, net of cash acquired	—	(362)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(24)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(14)	(71)
Repayments of long-term debt	(3)	(3)
Repayment of financing liability	(88)	—
Borrowings on long-term revolver debt	327	6
Repayments on long-term revolver debt	(325)	(9)
Other financing activities	—	(3)
Net cash provided by (used in) financing activities	(103)	(80)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$1	$(411)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$39	$147

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended
	May 5, 2019		April 29, 2018
	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—
Ending balance	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,726		$3,290
Equity distribution to Parent		(14)		(71)
Stock-based compensation		7		6
Other		—		1
Ending balance		$2,719		$3,226
Accumulated Deficit
Beginning balance		$(1,413)		$(1,807)
Cumulative effect of accounting change		(3)		—
Net Income		107		89
Other		1		—
Ending balance		$(1,308)		$(1,718)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $1 and $ -		(5)		—
Foreign currency translation adjustment		—		1
Ending balance		$(35)		$(16)

Total Stockholder’s Equity	1	$1,376	1	$1,492

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

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K for the year ended February 3, 2019, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended May 5, 2019 (“first quarter 2019”) and April 29, 2018 (“first quarter 2018”) both include 13 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At May 5, 2019 and February 3, 2019, self-insurance reserves totaled approximately $48 million and $49 million, respectively.

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

On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supply (“A.H. Harris”) for a purchase price of approximately $359 million, net of cash acquired and the final working capital settlement. The Company received the final working capital settlement of approximately $3 million in second quarter 2019. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expanded Construction & Industrial’s market presence in the northeastern United States.

In accordance with ASC 805, the Company recorded the following assets and liabilities at fair value as of the date of the A.H. Harris acquisition: $182 million in goodwill, $123 million in definite-lived intangible assets, $12 million in property & equipment, $54 million in net working capital, and $10 million in deferred tax liabilities. The total amount of goodwill deductible for tax purposes is $19 million. The definite-lived intangible assets are comprised of $110 million in customer relationships and $13 million of trade names that will be amortized over a period of 12 years and 5 years, respectively.

NOTE 3 — DEBT

HDS’s long-term debt as of May 5, 2019 and February 3, 2019 consisted of the following (dollars in millions):

	May 5, 2019		February 3, 2019
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2022	$349	3.89	$348	3.83
Term B-5 Loans due 2023	1,065	4.23	1,067	4.25
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$2,164		$2,165
Less unamortized discount	(3)		(4)
Less unamortized deferred financing costs	(21)		(21)
Total net long-term debt	$2,140		$2,140
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,129		$2,129

(1)                                 Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior ABL Facility

The Senior ABL Facility (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of May 5, 2019, HDS had $546 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $6 million of borrowings available on qualifying cash balances). As of May 5, 2019, approximately $51 million of the outstanding borrowings on the Senior ABL Facility are Canadian dollar-denominated borrowings.

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate (as defined in the Senior ABL Facility agreement) plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the banker’s acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average Excess Availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on Excess Availability.

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility.

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,070 million (the “Term B-5 Loans”). The Term B-5 Loans will mature on October 17, 2023 and amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balance payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

For additional information on our Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended February 3, 2019.

Unsecured Notes

5.375% Senior Unsecured Notes due 2026

HDS issued $750 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2026 (the “October 2018 Senior Unsecured Notes”) under an Indenture, dated as of October 11, 2018 (the “October 2018 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors (the “Subsidiary Guarantors”) and the Trustee. The October 2018 Senior Unsecured Notes bear interest at a rate of 5.375% per annum and will mature on October 15, 2026. Interest is paid semi-annually on April 15th and October 15th of each year.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of May 5, 2019, HDS was in compliance with all such covenants that were in effect on such date.

NOTE 4 — DERIVATIVE INSTRUMENTS

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

As of May 5, 2019, the fair value of the Company’s interest rate swap in the Consolidated Balance Sheet was a liability of $27 million, which was reflected as $5 million in Other current liabilities and $22 million in Other liabilities in the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“OCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 8, Accumulated Other Comprehensive Income (Loss),” for further information.

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

As of May 5, 2019 and February 3, 2019, the fair value measurement of the financial liability associated with the Company’s interest rate swap contract was $27 million and $20 million, respectively. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the interest rate swap.  See “Note 4 — Derivative Instruments” for further information on the Company’s interest rate swap contract.

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of May 5, 2019 and February 3, 2019 (amounts in millions):

	As of May 5, 2019		As of February 3, 2019
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$349	$348	$348	$346
Term Loans and Notes	1,815	1,848	1,817	1,815
Total	$2,164	$2,196	$2,165	$2,161

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

NOTE 6 — LEASES

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” and its related amendments (collectively “ASC 842”) on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. The standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases.

At adoption of ASC 842, the Company recognized ROU assets for operating leases of approximately $430 million and operating lease liabilities of approximately $447 million, the difference attributable to the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reclassification of prepaid rent and accrued rent balances outstanding at adoption into the ROU assets and the cumulative adjustment recorded to the opening balance of retained earnings. The cumulative adjustment, net of tax, recorded to the opening balance of retained earnings was $3 million. The Company’s finance leases are immaterial. The adoption of ASC 842 did not have a material impact on the Company’s income statement. The Company’s consolidated financial statements for the three months ended May 5, 2019 are presented under ASC 842, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC 840.

The Company elected the package of practical expedients for existing contracts permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases, the historical assessment of whether contracts are or contain leases, and the determination of initial direct costs. The Company did not elect the hindsight practical expedient.

Lease Accounting Policies and Disclosures

The Company determines if an agreement is a lease upon inception. An agreement is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

The Company has operating leases for distribution centers, warehouses, office space, and transportation vehicles. The Company has an immaterial amount of financing leases for other equipment. Certain leases for real estate contain options to extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the option period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, the Company considers all relevant economic factors that would compel the Company to exercise or not exercise an option.

Many of the Company’s real estate leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. The Company determined these charges are variable non-lease components and did not elect the practical expedient to combine with lease components. Additionally, many of the Company’s transportation equipment leases require additional payments based on the underlying usage of the assets. Certain lease agreements include rental payments adjusted annually based on changes in an inflation index. Due to the variable nature of these costs, the cash flows associated with these charges are expensed as incurred and not included in the lease payments used to determine the ROU asset and associated lease liability.

Lease ROU assets and associated liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the Company’s collateralized incremental borrowing rate. The Company determines the incremental borrowing rate for each lease based primarily on its lease term. Lease expense is recognized on a straight-line basis over the lease term.

Total lease cost for the Company for the three months ended May 5, 2019 is $36 million and is primarily comprised of operating lease costs. Lease costs associated with finance leases and income related to sub-lease activity are immaterial for the Company.

As of May 5, 2019, the weighted average remaining lease term for operating leases is 5.1 years and the weighted average discount rate is 4.68%.

During the three months ended May 5, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $44 million and ROU assets obtained in exchange for operating lease liabilities was $3 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of operating lease liabilities as of May 5, 2019 were as follows (amounts in millions):

	Fiscal Year
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Operating Lease Payments	$104	103	91	63	45	78	$484
Less imputed interest							67
Total discounted lease liability							$417

As of May 5, 2019, the Company has additional leases which have not yet commenced. These leases will commence when the Company is granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. These leases will commence in 2019.

Disclosure related to periods prior to adoption of ASC 842:

Rental expense under operating leases was $142 million, $127 million, and $118 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Rental expense under operating leases for the three months ended April 29, 2018 was $34 million.

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

The lease commenced in February 2018, with the leased asset and corresponding financing liability valued at $87 million each. In accordance with the sale and leaseback criteria of GAAP, the build-to-suit arrangement and subsequent lease failed to qualify as a sale. Therefore, the transaction was accounted for as a financing arrangement, whereby both the leased asset and the financing liability remained on the Company’s Consolidated Balance Sheet. The asset was depreciated as if the Company was the legal owner and rental payments were allocated between interest expense and principal repayment of the financing liability.

The Company exercised its option to purchase the leased asset, completing the purchase on February 4, 2019 for a total purchase price of $88 million. As the purchase option was executed on the first day of fiscal 2019, the Company did not recognize an ROU asset for the finance lease and a corresponding lease liability as part of the adoption of ASC 842 and excluded the future minimum rental payments from the commitment tables disclosed above.

NOTE 7 — INCOME TAXES

The Company’s combined federal, state, and foreign effective tax rate was 24.6% for both the three months ended May 5, 2019 and the three months ended April 29, 2018.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of May 5, 2019 and February 3, 2019, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $17 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of May 5, 2019 and February 3, 2019 was zero.  As of May 5, 2019 and February 3, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated OCI consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

The changes in accumulated other comprehensive income (loss) by component for the three months ended May 5, 2019 and April 29, 2018 was as follows (amounts in millions):

	Three Months Ended
	May 5, 2019	April 29, 2018
Foreign currency translation adjustment:
Beginning balance	(15)	(17)
Other comprehensive income (loss) before reclassifications	—	1
Amounts reclassified from accumulated OCI into earnings	—	—
Ending balance	(15)	(16)

Cash flow hedge:
Beginning balance	(15)	—
Other comprehensive income (loss) before reclassifications	(6)	—
Amounts reclassified from accumulated OCI into earnings(1)	1	—
Ending balance	(20)	—
Accumulated OCI, net of tax of $7 and $ -	(35)	(16)

(1) Unrealized loss reclassified into Interest expense.

NOTE 9—BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following basic and diluted weighted average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted average common shares for the three months ended May 5, 2019 and April 29, 2018 was as follows (in thousands):

	Three Months Ended
	May 5, 2019	April 29, 2018
Weighted-average common shares	170,000	184,326
Effect of potentially dilutive stock plan securities	712	829
Diluted weighted-average common shares	170,712	185,155
Stock plan securities excluded from dilution(1)	2,519	2,077

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of May 5, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	May 5, 2019	February 3, 2019
Trade receivables, net of allowance for doubtful accounts	$713	$657
Vendor rebate receivables	47	57
Other receivables	21	18
Total receivables, net	$781	$732

Other Current Liabilities

Other current liabilities as of May 5, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	May 5, 2019	February 3, 2019	May 5, 2019	February 3, 2019
Corporate headquarters financing liability(1)	$—	$87	$—	$87
Accrued non-income taxes	37	35	37	35
Refund liability	16	15	16	15
Accrued interest	4	14	4	14
Unsettled share repurchases	1	2	—	—
Other	80	106	80	106
Total other current liabilities	$138	$259	$137	$257

(1)   This amount represented the financing liability for the Company’s corporate headquarters that was purchased on February 4, 2019. Please see “Note 6 — Leases” for further information on the purchase of the Company’s corporate headquarters.

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 5, 2019 and April 29, 2018 was $37 million and $42 million, respectively.

Cash paid for income taxes, net of refunds, in the three months ended May 5, 2019 and April 29, 2018 was approximately $4 million and $2 million, respectively.

During the three months ended May 5, 2019 and April 29, 2018, HDS executed equity cash distributions of $14 million and $71 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During August 2017 and November 2018, Holdings’ Board of Directors authorized two additional share repurchase programs for up to an aggregate amount of $500 million each of Holdings’ common stock.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Holdings’ share repurchases under these plans for the three months ended May 5, 2019 and April 29, 2018 were as follows (dollars in millions):

	Three Months Ended
	May 5, 2019		April 29, 2018
	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares
November 2018 Plan	170,419	$7	—	—
August 2017 Plan	—	—	1,774,089	$67
April 2014 Plan	100,666	$5	32,442	$1
Total share repurchases	271,085	$12	1,806,531	$68

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. The matter is now in discovery.

On August 8, 2017, two shareholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed relating to the Amended Complaint is adjudicated.

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and to the allegations of the Amended Complaint described above. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Construction & Industrial	Total Operations
Three Months Ended May 5, 2019
Net sales	$772	$721	$1,493
Adjusted EBITDA	134	69	203
Depreciation(1) & Software Amortization	10	11	21
Other Intangible Amortization	2	4	6

Three Months Ended April 29, 2018
Net sales	$723	$666	$1,389
Adjusted EBITDA	123	67	190
Depreciation(1) & Software Amortization	9	10	19
Other Intangible Amortization	2	3	5

(1)         Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	May 5, 2019	April 29, 2018
Total Adjusted EBITDA	$203	$190
Depreciation and amortization(1)	27	24
Stock-based compensation	7	6
Restructuring(2)	(2)	7
Acquisition and integration costs(3)	1	2
Operating income	170	151
Interest expense	28	34
Interest (income)	—	(1)
Income Before Provision for Income Taxes	142	118
Provision for income taxes	35	29
Net income	$107	$89

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         For the three months ended May 5, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.

(3)         Represents the cost incurred in the acquisition and integration of A.H. Harris Construction Supplies.

NOTE 13 — REVENUE

The Company’s revenues are earned from contracts with customers. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

Nature of Products and Services

Both Facilities Maintenance and Construction & Industrial serve unique end markets. Facilities Maintenance offers products that serve the maintenance, repair and operations (“MRO”) end market as well as value-added services. Construction & Industrial offers products used broadly across both the residential and non-residential construction end markets as well as light remodeling supplies for small remodeling contractors and trade professionals. For additional information regarding the nature of products and services offered by the Company’s reportable segments, see “Description of segments” within Item 2 of this quarterly report on Form 10-Q.

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

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended
	May 5, 2019	April 29, 2018
Facilities Maintenance
Maintenance, Repair, and Operations	$692	$636
Property Improvement	80	87
Total Facilities Maintenance Net Sales	772	723
Construction & Industrial
Non-Residential Construction	497	449
Residential Construction	180	176
Other	44	41
Total Construction & Industrial Net Sales	721	666
Total HD Supply Net Sales	$1,493	$1,389

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” amended by ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” ASU No. 2018-01, “Leases (Topic 842) — Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842) — Targeted Improvements.” The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU No. 2016-02 also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. ASU No. 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted this guidance on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. See “Note 6 — Leases” for the Company’s lease accounting policies and disclosures.

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

Financial Instruments — In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), amended by ASU No 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The amended guidance modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13.

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

Acquisitions

We enter into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $359 million in cash, adjusted for the final working capital settlement received in the three months ended August 4, 2019 (“second quarter 2019”). A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see “Note 2, Acquisitions,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended May 5, 2019 (“first quarter 2019”) and April 29, 2018 (“first quarter 2018”) both include 13 weeks.

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

Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (both as defined in the Senior ABL Facility agreement). Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	May 5, 2019	April 29, 2018
Net income	$107	$89
Interest expense, net	28	33
Provision for income taxes	35	29
Depreciation and amortization(1)	27	24
Restructuring charges(2)	(2)	7
Stock-based compensation	7	6
Acquisition and integration costs(3)	1	2
Adjusted EBITDA	$203	$190

(1)         Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)         For the three months ended May 5, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.

(3)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

The following table presents a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended
	May 5, 2019	April 29, 2018
Net income	$107	$89
Plus: Provision for income taxes	35	29
Less: Cash income taxes	(4)	(2)
Plus: Amortization of acquisition-related intangible assets (other than software)	6	5
Plus: Restructuring charges(1)	(2)	7
Plus: Acquisition and integration costs(2)	1	2
Adjusted Net Income	$143	$130

(1)         For the three months ended May 5, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.

(2)         Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

Consolidated results of operations

Dollars in millions

				% of Net Sales
	Three Months Ended		Percentage	Three Months Ended		Basis Point
	May 5, 2019	April 29, 2018	Increase (Decrease)	May 5, 2019	April 29, 2018	Increase (Decrease)
Net sales	$1,493	$1,389	7.5%	100.0%	100.0%	—
Gross Profit	585	552	6.0	39.2	39.7	(50)
Operating expenses:
Selling, general and administrative	392	372	5.4	26.2	26.8	(60)
Depreciation and amortization	25	22	13.6	1.7	1.5	20
Restructuring Charges	(2)	7	*	(0.1)	0.5	(60)
Total operating expenses	415	401	3.5	27.8	28.8	(100)
Operating Income	170	151	12.6	11.4	10.9	50
Interest expense	28	34	(17.6)	1.9	2.4	(50)
Interest (income)	—	(1)	*	—	(0.1)	10
Income Before Provision for Income Taxes	142	118	20.3	9.5	8.6	90
Provision for income taxes	35	29	20.7	2.3	2.2	10
Net Income	$107	$89	20.2	7.2	6.4	80
Non-GAAP financial data:
Adjusted EBITDA	$203	$190	6.8	13.6	13.7	(10)
Adjusted net income	$143	$130	10.0	9.6	9.4	20

* Not meaningful

Highlights

Net sales in first quarter 2019 increased $104 million, or 7.5%, as compared to first quarter 2018. Operating income in first quarter 2019 increased $19 million, or 12.6%, as compared to first quarter 2018. Net income in first quarter 2019 increased $18 million to $107 million, or 20.2%, as compared to first quarter 2018. Adjusted EBITDA in first quarter 2019 increased $13 million, or 6.8%, as compared to first quarter 2018. Adjusted net income in first quarter 2019 increased $13 million, or 10.0%, as compared to first quarter 2018 due primarily to growth in operations, and, to a lesser extent, a decline in interest expense as a result of a decrease in the average effective interest rate. As of May 5, 2019, our total liquidity was $580 million. See “Liquidity and Capital Resources — External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

Net sales

Net sales in first quarter 2019 increased $104 million, or 7.5%, compared to first quarter 2018.

Both of our reportable segments delivered an increase in Net sales in first quarter 2019 as compared to first quarter 2018. The Net sales increases were primarily due to increases in market volume and growth initiatives at each of our businesses. Growth initiatives contributed approximately $65 million in first quarter 2019. Organic sales growth, which excludes A.H. Harris sales through March 4, 2019 (the one-year anniversary of the acquisition) was $80 million, or 5.8% for first quarter 2019 as compared to first quarter 2018.

Gross profit

Gross profit increased $33 million, or 6.0%, during first quarter 2019 as compared to first quarter 2018.

Both of our reportable segments delivered an increase in Gross profit primarily due to sales growth from increased market volume and initiatives.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 50 basis points to 39.2% in first quarter 2019 as compared to 39.7% in first quarter 2018. Gross margins declined at both Facilities Maintenance and Construction & Industrial in first quarter 2019 as compared to first quarter 2018. The acquisition of A.H. Harris in March 2018 negatively impacted gross margin by approximately 10 basis points in the first quarter 2019 as compared to first quarter 2018.

Operating expenses

Operating expenses increased $14 million, or 3.5%, during first quarter 2019 as compared to first quarter 2018.

Selling, general and administrative expenses increased $20 million, or 5.4%, in first quarter 2019 as compared to first quarter 2018. The increase was primarily a result of the acquisition of A.H. Harris, increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel. First quarter 2019 included the reversal of $2 million of restructuring charges originally recognized in first quarter 2018. The reversal resulted from the favorable termination of the lease associated with the Company’s old corporate headquarters, which was exited in first quarter 2018.

Operating expenses as a percentage of Net sales decreased approximately 100 basis points to 27.8% in first quarter 2019 as compared to first quarter 2018. Selling, general and administrative expenses as a percentage of Net sales, decreased approximately 60 basis points to 26.2% in first quarter 2019 as compared to first quarter 2018. The decrease was primarily a result of the leverage of fixed costs through sales volume increases, partially offset by increased investments in growth initiatives. Restructuring charges as a percentage of net sales contributed 60 basis points of decline to the period-over-period decrease in operating expenses as a percentage of net sales.

Operating income

Operating income increased $19 million, or 12.6%, during first quarter 2019 as compared to first quarter 2018. The increase was primarily due to higher sales volume, including the acquisition of A.H. Harris, partially offset by the increase in operating expenses.

Operating income as a percentage of Net sales increased approximately 50 basis points to 11.4% during first quarter 2019 as compared to first quarter 2018. The leverage of fixed costs through sales volume increases were partially offset by the decrease in gross margin and increased investments in growth initiatives.

Interest expense

Interest expense decreased $6 million, or 17.6%, during first quarter 2019 as compared to first quarter 2018. The decrease was due to a decrease in the average effective interest rate because of lower non-cash amortization of deferred financing costs as a result of refinancing activities in fiscal 2018.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes in first quarter 2019 was $35 million compared to $29 million in first quarter 2018.

The effective tax rate for first quarter 2019 and first quarter 2018 was 24.6%.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of May 5, 2019 and February 3, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA increased $13 million, or 6.8%, in first quarter 2019 as compared to first quarter 2018. Both of our reportable segments generated an increase in Adjusted EBITDA for first quarter 2019 as compared to first quarter 2018.

The increase in Adjusted EBITDA was primarily due to the increase in sales volume, partially offset by the increase in Selling, general and administrative expenses. Adjusted EBITDA as a percentage of Net sales decreased approximately 10 basis points to 13.6% in first quarter 2019 as compared to first quarter 2018. The decrease was primarily due to the decline in gross margin and increased investments in growth initiatives, partially offset by the leverage of fixed costs through sales volume increases.

Adjusted net income

Adjusted net income increased $13 million, or 10.0%, in first quarter 2019 as compared to first quarter 2018. The increase in Adjusted net income was attributable to growth in operations and lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
Dollars in millions	May 5, 2019	April 29, 2018	Increase (Decrease)
Net sales	$772	$723	6.8%
Operating income	$119	$104	14.4%
% of Net sales	15.4%	14.4%	100	bps
Depreciation and amortization	12	11	9.1%
Other	3	8	(62.5)%
Adjusted EBITDA	$134	$123	8.9%
% of Net sales	17.4%	17.0%	40	bps

Net Sales

Net sales increased $49 million, or 6.8%, in first quarter 2019 as compared to first quarter 2018.

The increase in Net sales was primarily due to growth in the multifamily, institutional, and hospitality industries and growth initiatives. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 8.9%, in first quarter 2019 as compared to first quarter 2018.

The increase in Adjusted EBITDA was primarily due to increased sales volume, partially offset by increased fixed costs related to facility expansions and inflations on lease renewals.

Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in first quarter 2019 as compared to first quarter 2018. The increase was primarily driven by a decrease in Selling, general and administrative expenses as a percentage of Net sales, partially offset by a decline in gross margin of 50 basis points, due to product mix.

Construction & Industrial

	Three Months Ended
Dollars in millions	May 5, 2019	April 29, 2018	Increase (Decrease)
Net sales	$721	$666	8.3%
Operating income	$51	$47	8.5%
% of Net sales	7.1%	7.1%	—
Depreciation and amortization	15	13	15.4%
Other	3	7	(57.1)%
Adjusted EBITDA	$69	$67	3.0%
% of Net sales	9.6%	10.1%	(50	)bps

Net Sales

Net sales increased $55 million, or 8.3%, in first quarter 2019 as compared to first quarter 2018. On an organic basis, sales growth was approximately 4.7% for first quarter 2019 as compared to first quarter 2018.

Growth initiatives contributed to the increase in Net sales driven by our Managed Sales Approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. Net sales was positively impacted by end-market improvements in both non-residential and residential housing markets.

Adjusted EBITDA

Adjusted EBITDA increased $2 million, or 3.0%, in first quarter 2019 as compared to first quarter 2018.

The increase in Adjusted EBITDA was primarily driven by growth initiatives and market volume. This increase was partially offset by increased Selling, general and administrative costs related to variable expenses and the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales decreased approximately 50 basis points in first quarter 2019 as compared to first quarter 2018. The decrease was driven by an increase in Selling, general and administrative expenses as a percentage of Net sales and decreasing rebar margins. SG&A increased in large part due to weak sales in February 2019 impacted by significant rain in California. The Company was fully staffed and incurred an increase in personnel costs as a percentage of Net sales due to the unexpected slow sales in February 2019. Rebar gross margin rates are declining due to an increase in steel costs impacted by tariffs and duties. We have increased our pricing of rebar to recover the increase in rebar costs, but not enough to maintain our gross margin rate, negatively affecting our overall margin rate, excluding the impact of non-organic A.H. Harris, by approximately 30 basis points in first quarter 2019 as compared to first quarter 2018. Rebar costs are stabilizing and we expect the unfavorable impact on gross margins to subside during second quarter 2019. Additionally, the acquisition of A.H. Harris negatively impacted gross margin by approximately 10 basis points in first quarter 2019 as compared to first quarter 2018.

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

During the first three months of fiscal 2019, the Company’s cash inflow was primarily driven by cash provided by operations. This inflow was offset by the purchase of the Company’s corporate headquarters, capital expenditures, and purchases of treasury shares.

As of May 5, 2019, our combined liquidity of approximately $580 million was comprised of $40 million in cash and cash equivalents and $540 million of additional available borrowings (excluding $6 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
Amounts in millions	May 5, 2019	April 29, 2018	Increase (Decrease)
Net cash provided by (used for):
Operating activities	$128	$50	$78
Investing activities	(24)	(381)	357
Financing activities	(102)	(77)	(25)

Free cash flow:
Operating activities	$128	$50	$78
Less: Capital expenditures	(26)	(19)	(7)
Free cash flow	$102	$31	$71

Working capital

Working capital, excluding cash and cash equivalents, was $822 million as of May 5, 2019, increasing $49 million as compared to $773 million as of April 29, 2018.  The increase was primarily driven by business growth, resulting in increases in Receivables and Inventory. The change in working capital also included a decrease of $87 million in Other current liabilities for the payment of the corporate headquarters financing liability and an increase of $116 million for the Current portion of lease liabilities due to the adoption of ASC 842, “Leases,” on the first day of fiscal 2019.

Operating activities

During first quarter 2019, cash provided by operating activities was $128 million compared to $50 million in first quarter 2018. Cash interest paid in first quarter 2019 was $37 million, compared to $42 million in first quarter 2018. Excluding the cash interest payments in both periods, cash flows from operating activities increased approximately $73 million in first quarter 2019 as compared to first quarter 2018. The increase in operating cash flows excluding interest is primarily attributable to growth in earnings and efficiency in use of working capital.

Investing activities

During first quarter 2019, cash used by investing activities was $24 million, primarily comprised of capital expenditures.  During first quarter 2018, cash used by investing activities was $381 million, comprised of $362 million for the acquisition of A.H. Harris and $19 million of capital expenditures.

Financing activities

During first quarter 2019, cash used in financing activities was $102 million, primarily due to the payment of the corporate headquarters financing liability of $88 million, purchases of treasury shares of $12 million, tax withholdings on stock-based awards of $5 million, partially offset by proceeds from employee stock option exercises of $4 million.

During first quarter 2018, cash used in financing activities was $77 million, primarily due to purchase of treasury shares of $64 million, tax withholdings on stock-based awards of $6 million, and net debt repayments of $6 million, partially offset by proceeds from employee stock option exercises of $2 million.

External financing

As of May 5, 2019, we had an aggregate principal amount of $2,140 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $3 million and $21 million, respectively, and $546 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $6 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, the Company may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 3 - Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended February 3, 2019, except for those related to the adoption of ASC 842, “Leases.” See “Note 6 - Leases” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for further information.

Recent accounting pronouncements

See “Note 14 — Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended February 3, 2019.

Item 4. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of May 5, 2019 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of May 5, 2019 (the end of the period covered by this report).

(b)         Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. The matter is now in discovery.

On August 8, 2017, two shareholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed relating to the Amended Complaint is adjudicated.

On August 29, 2018, a shareholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

The Company intends to defend these lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented in the above matters, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and to the allegations of the Amended Complaint described above. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For all other matters management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters with loss contingencies that are reasonably possible and reasonably estimable, including matters with loss contingencies that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that the Company has accrued for, management has estimated the aggregate range of potential loss as $0 to $10 million. If a material loss is probable or reasonably possible, and in either case estimable, the Company has considered it in the analysis and it is included in the discussion set forth above.

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended February 3, 2019.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this quarterly report on Form 10-Q together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended February 3, 2019 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our results of operations, financial condition, and liquidity, and the development of the industries in which we operate.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On November 30, 2018, Holdings’ Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $500 million of its common stock.  The Company conducts repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion. Under this plan, Holdings purchased approximately 0.2 million shares at an average price of $42.24 per share during the three months ended May 5, 2019.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.1 million shares at an average price of $44.92 per share during the three months ended May 5, 2019.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2019 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 4 – March 3	66,509	$42.38	66,509	$371,812,878
March 4 – March 31	120,735	42.25	120,735	367,534,615
April 1 – May 5	83,841	45.34	83,841	367,398,562	(2)
Total	271,085	$43.24	271,085

(1)                           The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

(2)                           As of May 5, 2019, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in November 2018.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc. (Filed herewith).

3.2	Fourth Amended and Restated By-Laws of HD Supply Holdings, Inc. (Filed herewith).

3.3	Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809 filed on July 10, 2009).

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

3.5	Amended and Restated By-Laws of HD Supply, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 10, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 10, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer