Form 10-Q
period 2019-08-04
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2019-09-10
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2019

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

HD Supply Holdings, Inc.	Yes ⌧ No ◻
HD Supply, Inc.	Yes ◻ No ⌧

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

HD Supply Holdings, Inc.	Yes ⌧ No ◻
HD Supply, Inc.	Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

HD Supply Holdings, Inc.
Large accelerated filer ☒	Accelerated filer ◻	Smaller reporting company ☐
Non-accelerated filer ◻
Emerging growth company ☐

HD Supply, Inc.
Large accelerated filer ◻	Accelerated filer ◻	Smaller reporting company ☐
Non-accelerated filer ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

HD Supply Holdings, Inc. ◻
HD Supply, Inc. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ⌧
HD Supply, Inc.	Yes ☐ No ⌧

The number of shares of the Registrant’s common stock outstanding as of September 6, 2019:

HD Supply Holdings, Inc.	165,881,892 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements; including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended February 3, 2019 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include:

●	inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;
●	limitations and restrictions in the agreements governing our indebtedness;
●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;
●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market and the non-residential and residential construction markets;

●	our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly-qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our income tax net operating loss carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. These cautionary statements qualify all forward-looking statements made in this report. These forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net Sales	$1,624	$1,600	$3,117	$2,989
Cost of sales	991	978	1,899	1,815
Gross Profit	633	622	1,218	1,174
Operating expenses:
Selling, general and administrative	396	384	788	756
Depreciation and amortization	26	25	51	47
Restructuring	—	2	(2)	9
Total operating expenses	422	411	837	812
Operating Income	211	211	381	362
Interest expense	28	35	56	69
Interest (income)	—	—	—	(1)
Income from Continuing Operations Before Provision for Income Taxes	183	176	325	294
Provision for income taxes	48	46	83	75
Income from Continuing Operations	$135	$130	$242	$219
Income from discontinued operations, net of tax	—	1	—	1
Net Income	$135	$131	$242	$220
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1	—	2
Unrealized loss on cash flow hedge, net of tax of $5, $-, $7, and $-	(16)	—	(21)	—
Total Comprehensive Income	$119	$132	$221	$222

Weighted Average Common Shares Outstanding (thousands)
Basic	169,546	182,992	169,773	183,659
Diluted	170,057	183,822	170,386	184,456

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.80	$0.71	$1.43	$1.19
Income from Discontinued Operations	$—	$0.01	$—	$0.01
Net Income	$0.80	$0.72	$1.43	$1.20
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.79	$0.71	$1.42	$1.19
Income from Discontinued Operations	$—	$0.01	$—	$0.01
Net Income	$0.79	$0.71	$1.42	$1.19
(1)	May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 4, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$41	$38
Receivables, less allowance for doubtful accounts of $19 and $18	860	732
Inventories	821	766
Other current assets	41	50
Total current assets	1,763	1,586
Property and equipment, net	385	370
Operating lease right-of-use assets	412	—
Goodwill	1,989	1,990
Intangible assets, net	179	191
Deferred tax asset	12	78
Other assets	16	18
Total assets	$4,756	$4,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$498	$367
Accrued compensation and benefits	70	109
Current installments of long-term debt	11	11
Current lease liabilities	114	—
Other current liabilities	165	259
Total current liabilities	858	746
Long-term debt, excluding current installments	2,062	2,129
Long-term lease liabilities	310	—
Other liabilities	95	77
Total liabilities	3,325	2,952
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 169.1 million and 170.7 million shares issued and outstanding at August 4, 2019 and February 3, 2019, respectively	2	2
Paid-in capital	4,086	4,067
Accumulated deficit	(1,332)	(1,572)
Accumulated other comprehensive loss	(51)	(30)
Treasury stock, at cost, 36.3 and 34.2 million shares at August 4, 2019 and February 3, 2019, respectively	(1,274)	(1,186)
Total stockholders’ equity	1,431	1,281
Total liabilities and stockholders’ equity	$4,756	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 4, 2019	July 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242	$220
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54	51
Provision for uncollectibles	5	6
Non-cash interest expense	3	11
Stock-based compensation expense	12	12
Deferred income taxes	75	70
Other	1	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(133)	(183)
(Increase) decrease in inventories	(56)	(104)
(Increase) decrease in other current assets	(2)	(5)
Increase (decrease) in accounts payable and accrued liabilities	85	108
Increase (decrease) in other long-term liabilities	—	1
Net cash provided by (used in) operating activities	286	186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54)	(47)
Proceeds from sales of property and equipment	2	—
Payments for businesses acquired, net of cash acquired	3	(362)
Net cash provided by (used in) investing activities	(49)	(409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(78)	(93)
Repayments of long-term debt	(5)	(5)
Repayments of financing liabilities	(88)	—
Borrowings on long-term revolver debt	578	10
Repayments on long-term revolver debt	(642)	(16)
Proceeds from issuance of common stock under employee benefit plans	7	6
Tax withholdings on stock-based awards	(5)	(6)
Other financing activities	(1)	(3)
Net cash provided by (used in) financing activities	(234)	(107)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$3	$(330)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$41	$228

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Six Months Ended
	August 4, 2019		July 29, 2018		August 4, 2019		July 29, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	205,367	$2	204,356	$2	204,806	$2	203,914	$2
Shares issued under employee benefit plans	42	—	208	—	603	—	650	—
Ending balance	205,409	$2	204,564	$2	205,409	$2	204,564	$2
Paid-in Capital
Beginning balance		$4,079		$4,038		$4,067		$4,029
Stock-based compensation		5		6		12		12
Shares issued under employee benefit plans		2		5		7		7
Other		—		(2)		—		(1)
Ending balance		$4,086		$4,047		$4,086		$4,047
Accumulated Deficit
Beginning balance		$(1,467)		$(1,877)		$(1,572)		$(1,966)
Cumulative effect of accounting change		—		—		(3)		—
Net Income		135		131		242		220
Other		—		1		1		1
Ending balance		$(1,332)		$(1,745)		$(1,332)		$(1,745)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(35)		$(16)		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $5, $-, $7, and $-		(16)		—		(21)		—
Foreign currency translation adjustment		—		1		—		2
Ending balance		$(51)		$(15)		$(51)		$(15)
Treasury Stock
Beginning balance	(34,541)	$(1,203)	(20,149)	$(656)	(34,153)	$(1,186)	$(18,190)	$(582)
Purchase of common stock	(1,795)	(71)	(620)	(25)	(2,066)	(83)	(2,427)	(93)
Shares withheld for taxes	(2)	—	(9)	—	(119)	(5)	(161)	(6)
Ending balance	(36,338)	$(1,274)	(20,778)	$(681)	(36,338)	$(1,274)	(20,778)	$(681)

Total Stockholders’ Equity	169,071	$1,431	183,786	$1,608	169,071	$1,431	183,786	$1,608

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net Sales	$1,624	$1,600	$3,117	$2,989
Cost of sales	991	978	1,899	1,815
Gross Profit	633	622	1,218	1,174
Operating expenses:
Selling, general and administrative	396	384	788	756
Depreciation and amortization	26	25	51	47
Restructuring	—	2	(2)	9
Total operating expenses	422	411	837	812
Operating Income	211	211	381	362
Interest expense	28	35	56	69
Interest (income)	—	—	—	(1)
Income from Continuing Operations Before Provision for Income Taxes	183	176	325	294
Provision for income taxes	48	46	83	75
Income from Continuing Operations	$135	130	$242	219
Income from discontinued operations, net of tax	—	1	—	1
Net Income	$135	$131	$242	$220
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1	—	2
Unrealized loss on cash flow hedge, net of tax of $5, $-, $7, and $-	(16)	—	(21)	—
Total Comprehensive Income	$119	$132	$221	$222

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 4, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$41	$38
Receivables, less allowance for doubtful accounts of $19 and $18	860	732
Inventories	821	766
Other current assets	41	50
Total current assets	1,763	1,586
Property and equipment, net	385	370
Operating lease right-of-use assets	412	—
Goodwill	1,989	1,990
Intangible assets, net	179	191
Deferred tax asset	12	78
Other assets	16	18
Total assets	$4,756	$4,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$498	$367
Accrued compensation and benefits	70	109
Current installments of long-term debt	11	11
Current lease liabilities	114	—
Other current liabilities	158	257
Total current liabilities	851	744
Long-term debt, excluding current installments	2,062	2,129
Long-term lease liabilities	310	—
Other liabilities	95	77
Total liabilities	3,318	2,950
Stockholder’s equity:
Common stock, par value $0.01 ; authorized 1,000 shares; issued and outstanding 1,000 shares at August 4, 2019 and February 3, 2019	—	—
Paid-in capital	2,662	2,726
Accumulated deficit	(1,173)	(1,413)
Accumulated other comprehensive loss	(51)	(30)
Total stockholder’s equity	1,438	1,283
Total liabilities and stockholder’s equity	$4,756	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 4, 2019	July 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242	$220
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54	51
Provision for uncollectibles	5	6
Non-cash interest expense	3	11
Stock-based compensation expense	12	12
Deferred income taxes	75	70
Other	1	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(133)	(183)
(Increase) decrease in inventories	(56)	(104)
(Increase) decrease in other current assets	(2)	(5)
Increase (decrease) in accounts payable and accrued liabilities	85	108
Increase (decrease) in other long-term liabilities	—	1
Net cash provided by (used in) operating activities	286	186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54)	(47)
Proceeds from sales of property and equipment	2	—
Payments for businesses acquired, net of cash acquired	3	(362)
Net cash provided by (used in) investing activities	(49)	(409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(76)	(94)
Repayments of long-term debt	(5)	(5)
Repayments of financing liabilities	(88)	—
Borrowings on long-term revolver debt	578	10
Repayments on long-term revolver debt	(642)	(16)
Other financing activities	(1)	(3)
Net cash provided by (used in) financing activities	(234)	(108)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$3	$(331)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$41	$227

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Six Months Ended
	August 4, 2019		July 29, 2018		August 4, 2019		July 29, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—	1	$—	1	$—
Ending balance	1	$—	1	$—	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,719		$3,226		$2,726		$3,290
Equity distribution to Parent		(62)		(23)		(76)		(94)
Stock-based compensation		5		6		12		12
Other		—		(1)		—		—
Ending balance		$2,662		$3,208		$2,662		$3,208
Accumulated Deficit
Beginning balance		$(1,308)		$(1,718)		$(1,413)		$(1,807)
Cumulative effect of accounting change		—		—		(3)		—
Net Income		135		131		242		220
Other		—		1		1		1
Ending balance		$(1,173)		$(1,586)		$(1,173)		$(1,586)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(35)		$(16)		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $5, $-, $7, and $-		(16)		—		(21)		—
Foreign currency translation adjustment		—		1		—		2
Ending balance		$(51)		$(15)		$(51)		$(15)

Total Stockholder's Equity	1	$1,438	1	$1,607	1	$1,438	1	$1,607

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended August 4, 2019 (“second quarter 2019”) and July 29, 2018 (“second quarter 2018”) both include 13 weeks. The six months ended August 4, 2019 and July 29, 2018 both include 26 weeks.

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

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At August 4, 2019 and February 3, 2019, self-insurance reserves totaled approximately $52 million and $49 million, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DEBT

HDS’s long-term debt as of August 4, 2019 and February 3, 2019 consisted of the following (dollars in millions):

	August 4, 2019		February 3, 2019
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$284	3.55	$348	3.83
Term B-5 Loans due 2023	1,062	3.98	1,067	4.25
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$2,096		$2,165
Less unamortized discount	(3)		(4)
Less unamortized deferred financing costs	(20)		(21)
Total net long-term debt	$2,073		$2,140
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,062		$2,129
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

Senior Credit Facilities

Senior ABL Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 4, 2019, HDS had $689 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $5 million of borrowings available on qualifying cash balances). As of August 4, 2019, approximately $49 million of the outstanding borrowings on the Senior ABL Facility are Canadian dollar-denominated borrowings.

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or Prime Rate (as defined in the Senior ABL Facility agreement) plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the Bankers’ Acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average Excess Availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on Excess Availability.

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

For additional information on HDS’s Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

The October 2018 Senior Unsecured Notes and related guarantees have not been, and are not required to be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of August 4, 2019, HDS was in compliance with all such covenants that were in effect on such date. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of August 4, 2019, it had no such limitations.

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

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with ASC 815, “Derivatives and Hedging ,” to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

As of August 4, 2019, the fair value of the Company’s interest rate swap in the Consolidated Balance Sheet was a liability of $48 million, which was reflected as $9 million in Other current liabilities and $39 million in Other liabilities in the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“OCI”) within Stockholders’ Equity

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 8 - Accumulated Other Comprehensive Income (Loss),” for further information.

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

As of August 4, 2019 and February 3, 2019, the fair value measurement of the financial liability associated with the Company’s interest rate swap contract was $48 million and $20 million, respectively. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the interest rate swap.  See “Note 4 – Derivative Instruments” for further information on the Company’s interest rate swap contract.

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of August 4, 2019 and February 3, 2019 (amounts in millions):

	As of August 4, 2019		As of February 3, 2019
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$284	$283	$348	$346
Term Loans and Notes	1,812	1,857	1,817	1,815
Total	$2,096	$2,140	$2,165	$2,161
(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

NOTE 6 – LEASES

The Company adopted ASU No. 2016-02, “Leases (Topic 842),” and its related amendments (collectively “ASC 842”) on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. The standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases.

At adoption of ASC 842, the Company recognized ROU assets for operating leases of approximately $430 million and operating lease liabilities of approximately $447 million, the difference attributable to the reclassification of prepaid

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rent and accrued rent balances outstanding at adoption into the ROU assets and the cumulative adjustment recorded to the opening balance of retained earnings. The cumulative adjustment, net of tax, recorded to the opening balance of retained earnings was $3 million. The Company’s finance leases are immaterial. The adoption of ASC 842 did not have a material impact on the Company’s income statement. The Company’s consolidated financial statements for the three and six months ended August 4, 2019 are presented under ASC 842, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC 840, “Leases.”

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

Lease ROU assets and associated liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the Company’s collateralized incremental borrowing rate. The incremental borrowing rate for each lease varies in accordance with the lease term. Lease expense is recognized on a straight-line basis over the lease term.

Total lease cost for the Company for the three and six months ended August 4, 2019 is $37 million and $73 million, respectively, and is primarily comprised of operating lease costs. Lease costs associated with finance leases and income related to sub-lease activity are immaterial for the Company.

As of August 4, 2019, the weighted average remaining lease term for operating leases is 5.1 years and the weighted average discount rate is 4.67%.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended August 4, 2019, the Company’s cash flows from operating activities included $81 million of cash payments for amounts included in the measurement of operating lease liabilities. During the six months ended August 4, 2019, the Company obtained ROU assets of $40 million in exchange for operating lease liabilities.

As of August 4, 2019, maturities of operating lease liabilities were as follows (amounts in millions):

	Fiscal Year
	Remainder
	of 2019	2020	2021	2022	2023	Thereafter	Total
Operating Lease Payments	$69	112	101	73	53	86	$494
Less imputed interest							70
Total Discounted Lease Liability							$424

As of August 4, 2019, the Company has additional leases which have not yet commenced, but are anticipated to commence in fiscal 2019. Commencement occurs when the Company is granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. The Company anticipates these leases will result in approximately $40 million of ROU assets obtained in exchange for lease liabilities.

Disclosure related to periods prior to adoption of ASC 842:

Rental expense under operating leases was $142 million, $127 million, and $118 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Rental expense under operating leases for the three and six months ended July 29, 2018 was $34 million and $68 million, respectively.

As of February 3, 2019, future minimum aggregate rental payments under non-cancelable leases were as follows (amounts in millions):

	Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$140	104	88	61	42	78	$513

Corporate headquarters

In February 2016, the Company entered into a build-to-suit arrangement for a leadership development and headquarters facility in Atlanta, Georgia, which began construction in 2016. In accordance with ASC 840, for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company was considered the owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding financing liability on the Consolidated Balance Sheet for construction costs incurred by the landlord.

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

NOTE 7 — INCOME TAXES

The Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.5% for both the six months ended August 4, 2019 and the six months ended July 29, 2018.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

As of August 4, 2019 and February 3, 2019, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $17 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of August 4, 2019 and February 3, 2019 was zero. As of August 4, 2019 and February 3, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated OCI ("AOCI") consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

The balances and changes in AOCI, net of tax by component for the three and six months ended August 4, 2019 and July 29, 2018 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2019	2018	2019	2018
Foreign currency translation adjustment:
Beginning balance	$(15)	$(16)	$(15)	$(17)
Other comprehensive income (loss) before reclassifications	—	1	—	2
Amounts reclassified from accumulated OCI into earnings	—	—	—	—
Ending balance	$(15)	$(15)	$(15)	$(15)

Cash flow hedge, net of tax:
Beginning balance	$(20)	$—	$(15)	$—
Other comprehensive income (loss) before reclassifications	(17)	—	(23)	—
Amounts reclassified from accumulated OCI into earnings(1)	1	—	2	—
Ending balance, net of tax of $12, $ -, $12, and $ -	$(36)	$—	$(36)	$—
Total ending balance of AOCI	$(51)	$(15)	$(51)	$(15)
(1)	Unrealized loss reclassified into Interest expense.

NOTE 9 - BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

The following basic and diluted weighted-average common shares information is provided for Holdings.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of basic to diluted weighted-average common shares for the three and six months ended August 4, 2019 and July 29, 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Weighted-average common shares	169,546	182,992	169,773	183,659
Effect of potentially dilutive stock plan securities	511	830	613	797
Diluted weighted-average common shares	170,057	183,822	170,386	184,456
Stock plan securities excluded from dilution(1)	2,091	1,536	2,693	2,133
(1)	Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of August 4, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	August 4, 2019	February 3, 2019
Trade receivables, net of allowance for doubtful accounts	$781	$657
Vendor rebate receivables	61	57
Other receivables	18	18
Total receivables, net	$860	$732

Other Current Liabilities

Other current liabilities as of August 4, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	August 4, 2019	February 3, 2019	August 4, 2019	February 3, 2019
Corporate headquarters financing liability(1)	$—	$87	$—	$87
Accrued non-income taxes	36	35	36	35
Accrued interest	14	14	14	14
Unsettled share repurchases	7	2	—	—
Other	108	121	108	121
Total other current liabilities	$165	$259	$158	$257
(1)	This amount represented the financing liability for the Company’s corporate headquarters that was purchased on February 4, 2019. Please see “Note 6 – Leases” for further information on the purchase of the Company’s corporate headquarters.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 4, 2019 and July 29, 2018 was $53 million and $61 million, respectively.

Cash paid for income taxes, net of refunds, in the six months ended August 4, 2019 and July 29, 2018 was approximately $10 million and $5 million, respectively.

During the six months ended August 4, 2019 and July 29, 2018, HDS executed equity cash distributions of $76 million and $94 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

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

Holdings’ share repurchases under these plans for the six months ended August 4, 2019 and July 29, 2018 were as follows (dollars in millions):

	Six Months Ended
	August 4, 2019		July 29, 2018
	Number of	Cost of	Number of	Cost of
	Shares	Shares	Shares	Shares
November 2018 Plan	1,911,964	$76	—	$—
August 2017 Plan	—	—	2,298,643	88
April 2014 Plan	154,144	7	127,498	5
Total share repurchases	2,066,108	$83	2,426,141	$93

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

HD Supply has two reportable segments, each of which is presented below:

●	Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

●	Construction & Industrial—Construction & Industrial distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Construction & Industrial also offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals.

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total operations for the periods indicated (amounts in millions):

				Total
	Facilities	Construction		Continuing
	Maintenance	& Industrial	Eliminations	Operations
Three Months Ended August 4, 2019
Net sales	$830	$795	$(1)	$1,624
Adjusted EBITDA	149	95	—	244
Depreciation(1) & Software Amortization	11	10	—	21
Other Intangible Amortization	2	4	—	6

Three Months Ended July 29, 2018
Net sales	$820	$781	$(1)	$1,600
Adjusted EBITDA	150	96	—	246
Depreciation(1) & Software Amortization	9	12	—	21
Other Intangible Amortization	2	4	—	6

Six Months Ended August 4, 2019
Net sales	$1,602	$1,516	$(1)	$3,117
Adjusted EBITDA	283	164	—	447
Depreciation(1) & Software Amortization	21	21	—	42
Other Intangible Amortization	4	8	—	12
Six Months Ended July 29, 2018
Net sales	$1,543	$1,447	$(1)	$2,989
Adjusted EBITDA	273	163	—	436
Depreciation(1) & Software Amortization	18	22	—	40
Other Intangible Amortization	4	7	—	11
(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Total Adjusted EBITDA	$244	$246	$447	$436
Depreciation and amortization(1)	27	27	54	51
Stock-based compensation	5	6	12	12
Restructuring(2)	—	2	(2)	9
Acquisition and integration costs(3)	—	1	1	3
Other	1	(1)	1	(1)
Operating income	211	211	381	362
Interest expense	28	35	56	69
Interest (income)	—	—	—	(1)
Income from Continuing Operations Before Provision for Income Taxes	183	176	325	294
Provision for income taxes	48	46	83	75
Income from continuing operations	135	130	242	219
Income from discontinued operations, net of tax	—	1	—	1
Net income	$135	$131	$242	$220
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	For the six months ended August 4, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(3)	Represents the cost incurred in the acquisition and integration of A.H. Harris Construction Supplies.

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

Disaggregation of Revenue

The Company elected to disaggregate the revenue of Facilities Maintenance by its demand types: MRO and Property Improvement, and Construction & Industrial by its end markets: Non-Residential Construction, Residential Construction, and Other. The Company believes this disaggregation appropriately meets the objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The prior periods’ revenue disaggregation for Construction & Industrial has been revised by an immaterial amount.

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Facilities Maintenance
Maintenance, Repair, and Operations	$732	$722	$1,424	$1,358
Property Improvement	98	98	178	185
Total Facilities Maintenance Net Sales	830	820	1,602	1,543
Construction & Industrial
Non-Residential Construction	545	538	1,042	983
Residential Construction	198	194	378	373
Other	52	49	96	91
Total Construction & Industrial Net Sales	795	781	1,516	1,447
Inter-segment Eliminations	(1)	(1)	(1)	(1)
Total HD Supply Net Sales	$1,624	$1,600	$3,117	$2,989

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” amended by ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” ASU No. 2018-01, “Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements.” The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU No. 2016-02 also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. ASU No. 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted this guidance on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. See “Note 6 – Leases” for the Company’s lease accounting policies and disclosures.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15.

Goodwill – In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), amended by ASU No 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The amended guidance modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13.

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

On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $359 million in cash, adjusted for the final working capital settlement received in the three months ended August 4, 2019 (“second quarter 2019”). A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see “Note 2 - Acquisitions,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended August 4, 2019 (“second quarter 2019”) and July 29, 2018 (“second quarter 2018”) both include 13 weeks. The six months ended August 4, 2019 and July 29, 2018 both include 26 weeks.

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

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight, and the sale price to our customers. The cost of outbound freight, purchasing, receiving and warehousing are included in Selling, general and administrative expenses within operating expenses. Our Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution networks in Cost of sales.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in our Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (both as defined in the Senior ABL Facility agreement). Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

Adjusted EBITDA and Adjusted net income have limitations as analytical tools and should not be considered in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA and Adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA and Adjusted net income do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
●	although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following table presents a reconciliation of Net Income and Income from continuing operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net income	$135	$131	$242	$220
Less income from discontinued operations, net of tax	—	1	—	1
Income from continuing operations	135	130	242	219
Interest expense	28	35	56	68
Provision for income taxes	48	46	83	75
Depreciation and amortization(1)	27	27	54	51
Restructuring charges(2)	—	2	(2)	9
Stock-based compensation	5	6	12	12
Acquisition and integration costs(3)	—	1	1	3
Other	1	(1)	1	(1)
Adjusted EBITDA	$244	$246	$447	$436
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	For the six months ended August 4, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(3)	Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

The following table presents a reconciliation of Net Income and Income from continuing operations, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net income	$135	$131	$242	$220
Less income from discontinued operations, net of tax	—	1	—	1
Income from continuing operations	135	130	242	219
Plus: Provision for income taxes	48	46	83	75
Less: Cash income taxes	(6)	(3)	(10)	(5)
Plus: Amortization of acquisition-related intangible assets (other than software)	6	6	12	11
Plus: Restructuring charges(1)	—	2	(2)	9
Plus: Acquisition and integration costs(2)	—	1	1	3
Adjusted Net Income	$183	$182	$326	$312
(1)	For the six months ended August 4, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(2)	Represents the costs incurred in the acquisition and integration of A.H. Harris Construction Supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Consolidated results of operations

Dollars in millions

			Percentage			Percentage
	Three Months Ended		Increase	Six Months Ended		Increase
	August 4, 2019	July 29, 2018	(Decrease)	August 4, 2019	July 29, 2018	(Decrease)
Net sales	$1,624	$1,600	1.5%	$3,117	$2,989	4.3%
Gross Profit	633	622	1.8	1,218	1,174	3.7
Operating expenses:
Selling, general and administrative	396	384	3.1	788	756	4.2
Depreciation and amortization	26	25	4.0	51	47	8.5
Restructuring Charges	—	2	*	(2)	9	*
Total operating expenses	422	411	2.7	837	812	3.1
Operating Income	211	211	—	381	362	5.2
Interest expense	28	35	(20.0)	56	69	(18.8)
Interest (income)	—	—	—	—	(1)	*
Income from Continuing Operations Before Provision for Income Taxes	183	176	4.0	325	294	10.5
Provision for income taxes	48	46	4.3	83	75	10.7
Income from Continuing Operations	135	130	3.8	242	219	10.5
Income from discontinued operations, net of tax	–	1	*	–	1	*
Net Income	$135	$131	3.1	$242	$220	10.0
Non-GAAP financial data:
Adjusted EBITDA	$244	$246	(0.8)	$447	$436	2.5
Adjusted net income	$183	$182	0.5	$326	$312	4.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	August 4,	July 29,	Increase	August 4,	July 29,	Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Net sales	100.0%	100.0%	–	100.0%	100.0%	–
Gross Profit	39.0	38.9	10	39.1	39.3	(20)
Operating expenses:
Selling, general and administrative	24.4	24.0	40	25.4	25.3	10
Depreciation and amortization	1.6	1.6	–	1.6	1.6	–
Restructuring Charges	–	0.1	(10)	(0.1)	0.3	(40)
Total operating expenses	26.0	25.7	30	26.9	27.2	(30)
Operating Income	13.0	13.2	(20)	12.2	12.1	10
Interest expense	1.7	2.2	(50)	1.8	2.3	(50)
Interest (income)	–	—	*	–	—	*
Income from Continuing Operations Before Provision for Income Taxes	11.3	11.0	30	10.4	9.8	60
Provision for income taxes	3.0	2.9	10	2.6	2.4	20
Income from Continuing Operations	8.3	8.1	20	7.8	7.4	40
Income from discontinued operations, net of tax	–	0.1	(10)	–	—	*
Net Income	8.3	8.2	10	7.8	7.4	40
Non-GAAP financial data:
Adjusted EBITDA	15.0	15.4	(40)	14.3	14.6	(30)
Adjusted net income	11.3	11.4	(10)	10.5	10.4	10

* Not meaningful

Highlights

Net sales in second quarter 2019 increased $24 million, or 1.5%, as compared to second quarter 2018. Operating income in second quarter 2019 was flat as compared to second quarter 2018. Net income in second quarter 2019 increased $4 million, or 3.1%, to $135 million as compared to second quarter 2018. Adjusted EBITDA in second quarter 2019 decreased $2 million, or 0.8%, as compared to second quarter 2018. Adjusted net income in second quarter 2019 increased $1 million, or 0.5%, as compared to second quarter 2018 due primarily to a decline in interest expense. As of August 4, 2019, our total liquidity was $730 million. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

Net sales

Net sales in second quarter 2019 increased $24 million, or 1.5%, compared to second quarter 2018 and $128 million, or 4.3%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Both of our reportable segments delivered an increase in Net sales in second quarter 2019 and in the first six months of fiscal 2019 as compared to the same periods in fiscal 2018. The Net sales increase in second quarter 2019 was primarily due to market volume increases for both businesses. The Net sales increase in the first six months of fiscal 2019 was primarily due to increases in market volume and growth initiatives at each of our businesses and, to a lesser extent, the acquisition of A.H. Harris by Construction & Industrial. Growth initiatives contributed approximately $2 million and $67 million in second quarter 2019 and the first six months of fiscal 2019, respectively. Organic sales growth, which excludes A.H. Harris sales in fiscal 2019 through March 4, 2019 (the one-year anniversary of the acquisition) was $104 million, or 3.5%, for the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Gross profit

Gross profit increased $11 million, or 1.8%, during second quarter 2019 as compared to second quarter 2018 and $44 million, or 3.7%, during the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Both of our reportable segments delivered an increase in gross profit in both periods primarily due to sales growth from increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 39.0% in second quarter 2019 as compared to 38.9% in second quarter 2018 and decreased approximately 20 basis points to 39.1% in the first six months of fiscal 2019 as compared to 39.3% in the same period in fiscal 2018. Gross margins increased at Construction & Industrial and were flat at Facilities Maintenance in second quarter 2019 as compared to second quarter 2018. Gross margins declined at both Facilities Maintenance and Construction & Industrial during the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Operating expenses

Operating expenses increased $11 million, or 2.7%, during second quarter 2019 as compared to second quarter 2018 and $25 million, or 3.1%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Selling, general, and administrative expenses increased $12 million, or 3.1%, in second quarter 2019 as compared to second quarter 2018 and $32 million, or 4.2%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily additional personnel and facilities. Depreciation and amortization expense increased $1 million, or 4.0%, in second quarter 2019 as compared to second quarter 2018 and $4 million, or 8.5%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily driven by investments in facilities and technology.

Operating expenses as a percentage of Net sales increased approximately 30 basis points to 26.0% in second quarter 2019 as compared to second quarter 2018 and decreased approximately 30 basis points to 26.9% in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. Selling, general and administrative expenses as a percentage of Net sales, increased approximately 40 basis points to 24.4% in second quarter 2019 as compared to second quarter 2018 and approximately 10 basis points to 25.4% in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily a result of increased investments in growth initiatives. The increase in second quarter 2019 was also impacted by a lower sales growth than in the first six months of fiscal 2019. Restructuring charges as a percentage of Net sales declined approximately 10 basis points during second quarter 2019 as compared to second quarter 2018 and approximately 40 basis points during the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Operating income

Operating income was flat during second quarter 2019 as compared to second quarter 2018 and increased $19 million, or 5.2%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. In second quarter 2019, the increase in gross profit was offset by higher operating expenses due to investments in the business. In the first six months of fiscal 2019, the increase in gross profit and reduction in restructuring charges were partially offset by an increase in Selling, general and administrative expenses and Depreciation and amortization expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Operating income as a percentage of Net sales decreased approximately 20 basis points to 13.0% during second quarter 2019 as compared to second quarter 2018 and increased approximately 10 basis points to 12.2% during the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in second quarter 2019 was primarily due to the increase in Selling, general and administrative expenses as a percentage of Net sales, partially offset by the increase in gross margins and the decrease in restructuring charges as a percentage of Net sales. The increase in the first six months of fiscal 2019 was primarily due to the decrease in restructuring charges as a percentage of Net sales, partially offset by the decline in gross margins and the increase in Selling, general and administrative expenses as a percentage of Net sales.

Interest expense

Interest expense decreased $7 million, or 20.0%, during second quarter 2019 as compared to second quarter 2018 and $13 million, or 18.8%, during the first six months of fiscal 2019 as compared to the same period in fiscal 2018.  The decrease in both periods was primarily due to a decrease in the average effective interest rate, including the impact of lower non-cash amortization of deferred financing costs as a result of refinancing activities in fiscal 2018.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in second quarter 2019 was $48 million compared to $46 million in second quarter 2018. The provision for income taxes in the first six months of fiscal 2019 was $83 million compared to $75 million in the first six months of fiscal 2018.

The effective rate for continuing operations for second quarter 2019 and the first six months of fiscal 2019 was 26.2% and 25.5%, respectively. The effective rate for continuing operations for second quarter 2018 and the first six months of fiscal 2018 was 26.1% and 25.5%, respectively.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of August 4, 2019 and February 4, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA decreased $2 million, or 0.8%, in second quarter 2019 as compared to second quarter 2018 and increased $11 million, or 2.5%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. Adjusted EBITDA for both of our reportable segments declined by $1 million during second quarter 2019 as compared to second quarter 2018. The increase in Adjusted EBITDA during the first six months of fiscal 2019 as compared to the same period in fiscal 2018 was driven primarily by a $10 million increase at Facilities Maintenance.

The decrease in Adjusted EBITDA in second quarter 2019 was primarily due to the investment in future growth initiatives outpacing the growth in sales volume. The increase in Adjusted EBITDA during the first six months of fiscal 2019 as compared to the same period in fiscal 2018 was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points to 15.0% in second quarter 2019 as compared to second quarter 2018 and decreased approximately 30 basis points to 14.3% in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in second quarter 2019 was due to the investment in growth initiatives outpacing sales growth, partially offset by the improvement in gross margin. The decrease in the first six months of fiscal 2019 was due to the investments in growth initiatives outpacing sales growth and the decline in gross margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted net income

Adjusted net income increased $1 million, or 0.5%, in second quarter 2019 as compared to second quarter 2018 and $14 million, or 4.5%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in Adjusted net income in second quarter 2019 was attributable to lower interest expense, offset by increased cash tax payments and an increase in Selling, general and administrative expense outpacing sales growth. The increase in Adjusted net income in the first six months of fiscal 2019 was attributable to growth in operations and lower interest expense, partially offset by increased cash tax payments.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 4, 2019	July 29, 2018	(Decrease)		August 4, 2019	July 29, 2018	(Decrease)
Net sales	$830	$820	1.2%		$1,602	$1,543	3.8%
Operating income	$133	$135	(1.5)%		$252	$239	5.4%
% of Net sales	16.0%	16.5%	(50)	bps	15.7%	15.5%	20	bps
Depreciation and amortization	13	11	18.2%		25	22	13.6%
Other	3	4	(25.0)%		6	12	(50.0)%
Adjusted EBITDA	$149	$150	(0.7)%		$283	$273	3.7%
% of Net sales	18.0%	18.3%	(30)	bps	17.7%	17.7%	–

Net Sales

Net sales increased $10 million, or 1.2%, in second quarter 2019 as compared to second quarter 2018 and $59 million, or 3.8%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

The second quarter 2019 increase in Net sales was primarily due to growth in the institutional industry, offset by lower HVAC sales as a result of cooler weather and a disruption of operations at the new Southeast distribution center. The increase in Net sales during the first six months of fiscal 2019 was driven by growth in the multifamily, institutional, and hospitality industries and growth initiatives, partially offset by the impacts of HVAC and the Southeast distribution center in the second quarter. These growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA decreased $1 million, or 0.7%, in second quarter 2019 as compared to second quarter 2018 and increased $10 million, or 3.7%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

Adjusted EBITDA in both periods of 2019 as compared to the same periods in fiscal 2018 was impacted by increased Selling, general and administrative costs related to facility expansions and inflation on lease renewals. During second quarter 2019, the increase in Selling, general and administrative costs outpaced the increase in sales. During the first six months of fiscal 2019, the increase in sales volume outpaced the increase in Selling, general and administrative costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted EBITDA as a percentage of Net sales decreased approximately 30 basis points in second quarter 2019 as compared to second quarter 2018 and was flat in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in second quarter 2019 was driven by an increase in Selling, general and administrative expenses as a percentage of Net sales, while gross margins remained flat. During the first six months of fiscal 2019, a decline in gross margin of approximately 20 basis points was offset by a decrease in Selling, general and administrative expense as a percentage of Net sales.

Construction & Industrial

	Three Months Ended		Increase		Six Months Ended		Increase
Dollars in millions	August 4, 2019	July 29, 2018	(Decrease)		August 4, 2019	July 29, 2018	(Decrease)
Net sales	$795	$781	1.8%		$1,516	$1,447	4.8%
Operating income	$78	$76	2.6%		$129	$123	4.9%
% of Net sales	9.8%	9.7%	10	bps	8.5%	8.5%	–
Depreciation and amortization	14	16	(12.5)%		29	29	–
Other	3	4	(25.0)%		6	11	(45.5)%
Adjusted EBITDA	$95	$96	(1.0)%		$164	$163	0.6%
% of Net sales	11.9%	12.3%	(40)	bps	10.8%	11.3%	(50)	bps

Net Sales

Net sales increased $14 million, or 1.8%, in second quarter 2019 as compared to second quarter 2018 and $69 million, or 4.8%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. On an organic basis, sales growth was approximately 3.1% for the first six months of fiscal 2019 as compared to the same period in fiscal 2018. There were no inorganic sales in second quarter 2019.

Adjusted EBITDA

Adjusted EBITDA decreased $1 million, or 1.0%, in second quarter 2019 as compared to second quarter 2018 and increased $1 million, or 0.6%, in the first six months of fiscal 2019 as compared to the same period in fiscal 2018.

The Adjusted EBITDA in both periods of 2019 as compared to the same periods in fiscal 2018 was impacted by increased Selling, general and administrative costs related to variable expense and the hiring of additional associates to drive future growth. During second quarter 2019, the increase in Selling, general and administrative costs outpaced the increase in sales volume due to growth initiatives and market volume. During the first six months of fiscal 2019, the increase in sales volume outpaced the increase in Selling, general and administrative costs.

Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points in second quarter 2019 as compared to second quarter 2018 and approximately 50 basis points in the first six months of fiscal 2019 as compared to the same period in fiscal 2018. During second quarter 2019, the decrease was driven by an increase in Selling, general and administrative expenses as a percentage of Net sales, partially offset by an approximately 10 basis point increase in gross margin. During the first six months of fiscal 2019, the decrease was driven by both an increase in Selling, general and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

administrative expenses as a percentage of Net sales and an approximately 20 basis point decrease in gross margin. The gross margin in both periods was negatively affected by rebar margins. Rebar gross margin rates are declining due to an increase in steel costs impacted by tariffs and duties.  We increased our pricing of rebar to offset the increase in rebar costs, but such increases were not sufficient to maintain our gross margin rate and the pricing of rebar negatively affected our overall margin rate by approximately 10 basis points in second quarter 2019 and approximately 20 basis points in the first six months of fiscal 2019 as compared to the same periods in fiscal 2018.  Rebar costs began to stabilize and the unfavorable impact on gross margins began to subside during second quarter 2019. The gross margin in the first six months of fiscal 2019 was also impacted by a greater increase in sales to large construction jobs as compared to the increase in sales to small construction jobs – sales to larger, bid-based construction jobs tend to have slightly lower margins than sales to smaller construction jobs.

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

During the first six months of fiscal 2019, our cash inflow was primarily driven by cash provided by operations. This inflow was offset by the purchase of our corporate headquarters, capital expenditures, net debt repayments and purchases of treasury shares.

As of August 4, 2019, our combined liquidity of approximately $730 million was comprised of $41 million in cash and cash equivalents and $689 million of additional available borrowings (excluding $5 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Amounts in millions	Six Months Ended		Increase
Net cash provided by (used for):	August 4, 2019	July 29, 2018	(Decrease)
Operating activities	$286	$186	$100
Investing activities	(49)	(409)	360
Financing activities	(234)	(107)	(127)

Free cash flow:
Operating activities	$286	$186	$100
Less: Capital expenditures	(54)	(47)	(7)
Free cash flow	$232	$139	$93

Working capital

Working capital, excluding cash and cash equivalents, was $864 million as of August 4, 2019, increasing $13 million as compared to $851 million as of July 29, 2018.  The increase was primarily driven by business growth, resulting in increases in Receivables and Inventory, and an increase in Accrued compensation and benefits due to timing of payments. The change in working capital also included a decrease of $87 million in Other current liabilities for the payment of the corporate headquarters financing liability and an increase of $114 million for the Current portion of lease liabilities due to the adoption of ASC 842, “Leases,” on the first day of fiscal 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Operating activities

During the first six months of fiscal 2019, cash provided by operating activities was $286 million compared to $186 million in the first six months of fiscal 2018. Cash interest paid in the first six months of fiscal 2019 was $53 million, compared to $61 million in the first six months of fiscal 2018. The increase in operating cash flows excluding interest is primarily attributable to growth in earnings and efficiency in use of working capital.

Investing activities

During the first six months of fiscal 2019, cash used by investing activities was $49 million, primarily comprised of capital expenditures partially offset by the receipt of $3 million for the A.H. Harris working capital settlement.  During the first six months of fiscal 2018, cash used by investing activities was $409 million, comprised of $362 million for the acquisition of A.H. Harris and $47 million of capital expenditures.

Financing activities

During the first six months of fiscal 2019, cash used in financing activities was $234 million, primarily due to the payment of the corporate headquarters financing liability of $88 million, purchases of treasury shares of $78 million, net debt repayments of $69 million, and tax withholdings on stock-based awards of $5 million, partially offset by proceeds from employee stock option exercises of $7 million.

During the first six months of fiscal 2018, cash used in financing activities was $107 million, primarily due to purchases of treasury shares of $93 million, tax withholdings on stock-based awards of $6 million, and net debt repayments of $11 million, partially offset by proceeds from employee stock option exercises of $6 million.

External financing

As of August 4, 2019, we had an aggregate principal amount of $2,073 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $3 million and $20 million, respectively, and $689 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $27 million in letters of credit issued and including $5 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 3 - Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended February 3, 2019, except for those related to the adoption of ASC 842, “Leases.” See “Note 6 - Leases” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Recent accounting pronouncements

See “Note 14 – Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

HD SUPPLY

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations, and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended February 3, 2019.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of August 4, 2019 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of August 4, 2019 (the end of the period covered by this report).

(b)	Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

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

HD SUPPLY

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On November 30, 2018, Holdings’ Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $500 million of its common stock.  The Company conducts repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion. Under this plan, Holdings purchased approximately 1.9 million shares at an average price of $39.79 per share during the six months ended August 4, 2019.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.2 million shares at an average price of $43.25 per share during the six months ended August 4, 2019.

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2019 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
May 6 – June 2	2,969	$43.12	2,969	$367,398,539
June 3 – June 30	780,979	39.55	780,979	336,647,953
July 1 – August 4	1,011,075	39.58	1,011,075	298,516,521	(2)
Total	1,795,023	$39.57	1,795,023
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.
(2)	As of August 4, 2019, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in November 2018.

HD SUPPLY

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
3.1

Third Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) filed on June 11, 2019).

3.2	Fourth Amended and Restated By-Laws of HD Supply Holdings, Inc. ((Incorporated by reference to Exhibit 3.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) filed on June 11, 2019).

3.3	Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 33-159809 filed on July 10, 2009).

3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

3.5	Amended and Restated By-Laws of HD Supply, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).

21.1	List of Subsidiaries.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 9, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 9, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer