Form 10-Q
period 2019-11-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2019-12-10
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2019

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

HD Supply Holdings, Inc. ◻
HD Supply, Inc. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ⌧
HD Supply, Inc.	Yes ☐ No ⌧

The number of shares of the Registrant’s common stock outstanding as of December 6, 2019:

HD Supply Holdings, Inc.	162,163,294 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements; including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended February 3, 2019 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include:

●	our ability to successfully complete the previously announced separation of our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies and obtain the benefits therefrom;
●	the incurrence of significant transaction costs;
●	the increased demands on management to prepare for and accomplish the separation;
●	inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;
●	limitations and restrictions in the agreements governing our indebtedness;
●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;

●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly-qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our income tax net operating loss carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net Sales	$1,644	$1,612	$4,761	$4,601
Cost of sales	1,004	983	2,903	2,798
Gross Profit	640	629	1,858	1,803
Operating expenses:
Selling, general, and administrative	405	391	1,193	1,147
Depreciation and amortization	26	25	77	72
Restructuring and separation	4	—	2	9
Total operating expenses	435	416	1,272	1,228
Operating Income	205	213	586	575
Interest expense	27	32	83	101
Interest (income)	—	—	—	(1)
Loss on extinguishment & modification of debt	—	69	—	69
Income from Continuing Operations Before Provision for Income Taxes	178	112	503	406
Provision for income taxes	47	30	130	105
Income from Continuing Operations	$131	$82	$373	$301
Income from discontinued operations, net of tax	1	—	1	1
Net Income	$132	$82	$374	$302
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	2
Unrealized loss on cash flow hedge, net of tax of $—, $1, $7, and $1	—	(4)	(21)	(4)
Total Comprehensive Income	$132	$78	$353	$300

Weighted Average Common Shares Outstanding (thousands)
Basic	164,638	182,730	168,062	183,349
Diluted	165,142	183,579	168,645	184,192

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.80	$0.45	$2.22	$1.64
Income from Discontinued Operations	$0.01	$—	$0.01	$0.01
Net Income	$0.80	$0.45	$2.23	$1.65
Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.79	$0.45	$2.21	$1.63
Income from Discontinued Operations	$0.01	$—	$0.01	$0.01
Net Income	$0.80	$0.45	$2.22	$1.64
(1)	May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 3, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37	$38
Receivables, less allowance for doubtful accounts of $19 and $18	863	732
Inventories	802	766
Other current assets	96	50
Total current assets	1,798	1,586
Property and equipment, net	397	370
Operating lease right-of-use assets	425	—
Goodwill	1,991	1,990
Intangible assets, net	181	191
Deferred tax assets	2	78
Other assets	13	18
Total assets	$4,807	$4,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474	$367
Accrued compensation and benefits	87	109
Current installments of long-term debt	11	11
Current lease liabilities	115	—
Other current liabilities	220	259
Total current liabilities	907	746
Long-term debt, excluding current installments	2,138	2,129
Deferred tax liabilities	15	—
Long-term lease liabilities	323	—
Other liabilities	96	77
Total liabilities	3,479	2,952
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 162.8 million and 170.7 million shares issued and outstanding at November 3, 2019 and February 3, 2019, respectively	2	2
Paid-in capital	4,092	4,067
Accumulated deficit	(1,201)	(1,572)
Accumulated other comprehensive loss	(51)	(30)
Treasury stock, at cost, 42.6 and 34.2 million shares at November 3, 2019 and February 3, 2019, respectively	(1,514)	(1,186)
Total stockholders’ equity	1,328	1,281
Total liabilities and stockholders’ equity	$4,807	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 3, 2019	October 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374	$302
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83	78
Provision for uncollectibles	7	9
Non-cash interest expense	5	15
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment & modification of debt	—	69
Stock-based compensation expense	18	19
Deferred income taxes	102	97
Other	2	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(134)	(204)
(Increase) decrease in inventories	(34)	(94)
(Increase) decrease in other current assets	(2)	(3)
Increase (decrease) in accounts payable and accrued liabilities	76	95
Increase (decrease) in other long-term liabilities	—	1
Net cash provided by (used in) operating activities	497	379
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89)	(79)
Payments for businesses acquired, net of cash acquired	(9)	(362)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(96)	(441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(320)	(166)
Borrowings of long-term debt	—	930
Repayments of long-term debt	(8)	(1,240)
Repayments of financing liabilities	(88)	—
Borrowings on long-term revolver debt	978	100
Repayments on long-term revolver debt	(964)	(49)
Proceeds from issuance of common stock under employee benefit plans	7	7
Tax withholdings on stock-based awards	(6)	(6)
Debt issuance costs	—	(18)
Other financing activities	(1)	(2)
Net cash provided by (used in) financing activities	(402)	(444)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(1)	$(506)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$37	$52

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Nine Months Ended
	November 3, 2019		October 28, 2018		November 3, 2019		October 28, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	205,409	$2	204,564	$2	204,806	$2	203,914	$2
Net shares issued (forfeited) under employee benefit plans	(6)	—	21	—	597	—	671	—
Ending balance	205,403	$2	204,585	$2	205,403	$2	204,585	$2
Paid-in Capital
Beginning balance		$4,086		$4,047		$4,067		$4,029
Stock-based compensation		6		7		18		19
Shares issued under employee benefit plans		—		—		7		7
Other		—		1		—		—
Ending balance	—	$4,092		$4,055		$4,092	—	$4,055
Accumulated Deficit
Beginning balance		$(1,332)		$(1,745)		$(1,572)		$(1,966)
Cumulative effect of accounting change		—		—		(3)		—
Net Income		132		82		374		302
Other		(1)		—		—		1
Ending balance	—	$(1,201)		$(1,663)		$(1,201)	—	$(1,663)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(51)		$(15)		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $—, $1, $7, and $1		—		(4)		(21)		(4)
Foreign currency translation adjustment		—		—		—		2
Other		—		(1)		—		(1)
Ending balance	—	$(51)		$(20)		$(51)	—	$(20)
Treasury Stock
Beginning balance	(36,338)	$(1,274)	(20,778)	$(681)	(34,153)	$(1,186)	$(18,190)	$(582)
Purchase of common stock	(6,254)	(240)	(2,422)	(92)	(8,320)	(323)	(4,849)	(185)
Shares withheld for taxes	(8)	—	(13)	(1)	(127)	(5)	(174)	(7)
Ending balance	(42,600)	$(1,514)	(23,213)	$(774)	(42,600)	$(1,514)	(23,213)	$(774)

Total Stockholders’ Equity	162,803	$1,328	181,372	$1,600	162,803	$1,328	181,372	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net Sales	$1,644	$1,612	$4,761	$4,601
Cost of sales	1,004	983	2,903	2,798
Gross Profit	640	629	1,858	1,803
Operating expenses:
Selling, general, and administrative	405	391	1,193	1,147
Depreciation and amortization	26	25	77	72
Restructuring and separation	4	—	2	9
Total operating expenses	435	416	1,272	1,228
Operating Income	205	213	586	575
Interest expense	27	32	83	101
Interest (income)	—	—	—	(1)
Loss on extinguishment & modification of debt	—	69	—	69
Income from Continuing Operations Before Provision for Income Taxes	178	112	503	406
Provision for income taxes	47	30	130	105
Income from Continuing Operations	$131	$82	$373	$301
Income from discontinued operations, net of tax	1	—	1	1
Net Income	$132	$82	$374	$302
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	2
Unrealized loss on cash flow hedge, net of tax of $—, $1, $7, and $1	—	(4)	(21)	(4)
Total Comprehensive Income	$132	$78	$353	$300

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 3, 2019	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37	$38
Receivables, less allowance for doubtful accounts of $19 and $18	863	732
Inventories	802	766
Other current assets	96	50
Total current assets	1,798	1,586
Property and equipment, net	397	370
Operating lease right-of-use assets	425	—
Goodwill	1,991	1,990
Intangible assets, net	181	191
Deferred tax assets	2	78
Other assets	13	18
Total assets	$4,807	$4,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$474	$367
Accrued compensation and benefits	87	109
Current installments of long-term debt	11	11
Current lease liabilities	115	—
Other current liabilities	216	257
Total current liabilities	903	744
Long-term debt, excluding current installments	2,138	2,129
Deferred tax liabilities	15	—
Long-term lease liabilities	323	—
Other liabilities	96	77
Total liabilities	3,475	2,950
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at November 3, 2019 and February 3, 2019	—	—
Paid-in capital	2,425	2,726
Accumulated deficit	(1,042)	(1,413)
Accumulated other comprehensive loss	(51)	(30)
Total stockholder’s equity	1,332	1,283
Total liabilities and stockholder’s equity	$4,807	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 3, 2019	October 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374	$302
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83	78
Provision for uncollectibles	7	9
Non-cash interest expense	5	15
Payment of discounts upon extinguishment of debt	—	(4)
Loss on extinguishment & modification of debt	—	69
Stock-based compensation expense	18	19
Deferred income taxes	102	97
Other	2	(1)
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(134)	(204)
(Increase) decrease in inventories	(34)	(94)
(Increase) decrease in other current assets	(2)	(3)
Increase (decrease) in accounts payable and accrued liabilities	76	95
Increase (decrease) in other long-term liabilities	—	1
Net cash provided by (used in) operating activities	497	379
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89)	(79)
Payments for businesses acquired, net of cash acquired	(9)	(362)
Proceeds from sales of property and equipment	2	—
Net cash provided by (used in) investing activities	(96)	(441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(319)	(172)
Borrowings of long-term debt	—	930
Repayments of long-term debt	(8)	(1,240)
Repayments of financing liabilities	(88)	—
Borrowings on long-term revolver debt	978	100
Repayments on long-term revolver debt	(964)	(49)
Debt issuance costs	—	(18)
Other financing activities	(1)	(2)
Net cash provided by (used in) financing activities	(402)	(451)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$(1)	$(513)
Cash and cash equivalents at beginning of period	38	558
Cash and cash equivalents at end of period	$37	$45

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Nine Months Ended
	November 3, 2019		October 28, 2018		November 3, 2019		October 28, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—	1	$—	1	$—
Ending balance	1	$—	1	$—	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,662		$3,208		$2,726		$3,290
Equity distribution to Parent		(243)		(78)		(319)		(172)
Stock-based compensation		6		7		18		19
Other		—		—		—		—
Ending balance	—	$2,425	—	$3,137	—	$2,425	—	$3,137
Accumulated Deficit
Beginning balance		$(1,173)		$(1,586)		$(1,413)		$(1,807)
Cumulative effect of accounting change		—		—		(3)		—
Net Income		132		82		374		302
Other		(1)		—		—		1
Ending balance	—	$(1,042)	—	$(1,504)	—	$(1,042)	—	$(1,504)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(51)		$(15)		$(30)		$(17)
Unrealized loss on cash flow hedge, net of tax of $—, $1, $7, and $1		—		(4)		(21)		(4)
Foreign currency translation adjustment		—		—		—		2
Other		—		(1)		—		(1)
Ending balance	—	$(51)	—	$(20)	—	$(51)	—	$(20)

Total Stockholder's Equity	1	$1,332	1	$1,613	1	$1,332	1	$1,613

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended November 3, 2019 (“third quarter 2019”) and October 28, 2018 (“third quarter 2018”) both include 13 weeks. The nine months ended November 3, 2019 and October 28, 2018 both include 39 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At November 3, 2019 and February 3, 2019, self-insurance reserves totaled approximately $51 million and $49 million, respectively.

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

NOTE 3 — DEBT

HDS’s long-term debt as of November 3, 2019 and February 3, 2019 consisted of the following (dollars in millions):

	November 3, 2019		February 3, 2019
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$362	3.32	$348	3.83
Term B-5 Loans due 2023	1,059	3.54	1,067	4.25
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$2,171		$2,165
Less unamortized discount	(3)		(4)
Less unamortized deferred financing costs	(19)		(21)
Total net long-term debt	$2,149		$2,140
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,138		$2,129
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior ABL Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 3, 2019, HDS had $614 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $5 million of borrowings available on qualifying cash balances). As of November 3, 2019, approximately $48 million of the outstanding borrowings on the Senior ABL Facility are Canadian dollar-denominated borrowings.

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

For additional information on HDS’s Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

The October 2018 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS’s direct and indirect existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS’s obligations under any credit facility or capital market securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2018 Senior Unsecured Notes Indenture.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of November 3, 2019, HDS was in compliance with all such covenants that were in effect on such date. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of November 3, 2019, it had no such limitations.

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

As of November 3, 2019, the fair value of the Company’s interest rate swap in the Consolidated Balance Sheet was a liability of $48 million, which was reflected as $11 million in Other current liabilities and $37 million in Other liabilities in the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“OCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 8 - Accumulated Other Comprehensive Income (Loss),” for further information.

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

As of November 3, 2019 and February 3, 2019, the fair value measurement of the financial liability associated with the Company’s interest rate swap contract was $48 million and $20 million, respectively. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the interest rate swap.  See “Note 4 – Derivative Instruments” for further information on the Company’s interest rate swap contract.

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of November 3, 2019 and February 3, 2019 (amounts in millions):

	As of November 3, 2019		As of February 3, 2019
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$362	$361	$348	$346
Term Loans and Notes	1,809	1,861	1,817	1,815
Total	$2,171	$2,222	$2,165	$2,161
(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

At adoption of ASC 842, the Company recognized ROU assets for operating leases of approximately $430 million and operating lease liabilities of approximately $447 million, the difference attributable to the reclassification of prepaid rent and accrued rent balances outstanding at adoption into the ROU assets and the cumulative adjustment recorded to the opening balance of retained earnings. The cumulative adjustment, net of tax, recorded to the opening balance of retained earnings was $3 million. The Company’s finance leases are immaterial. The adoption of ASC 842 did not have a material impact on the Company’s income statement. The Company’s consolidated financial statements for the three and nine months ended November 3, 2019 are presented under ASC 842, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC 840, “Leases.”

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

Lease ROU assets and associated liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the Company’s collateralized incremental borrowing rate. The  collateralized incremental borrowing rate for each lease varies in accordance with the lease term. Lease expense is recognized on a straight-line basis over the lease term.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following components of lease expense are included in Selling, general, and administrative expenses on the Consolidated Statement of Operations for the three and nine months ended November 3, 2019 (dollars in millions):

	Three Months Ended	Nine Months Ended
	November 3, 2019	November 3, 2019
Operating Lease Cost	$35	$106
Short-term Lease Cost	2	4
Variable Lease Cost	2	4
Sublease Income	(1)	(3)
Total Lease Cost	$38	$111

Lease costs associated with finance leases are immaterial for the Company.

As of November 3, 2019, the weighted average remaining lease term for operating leases is 5.1 years and the weighted average discount rate is 4.66%.

During the nine months ended November 3, 2019, the Company’s cash flows from operating activities included $116 million of cash payments for amounts included in the measurement of operating lease liabilities. During the nine months ended November 3, 2019, the Company obtained ROU assets of $83 million in exchange for operating lease liabilities.

As of November 3, 2019, maturities of operating lease liabilities were as follows (amounts in millions):

	Fiscal Year
	Remainder
	of 2019	2020	2021	2022	2023	Thereafter	Total
Operating Lease Payments	$35	118	108	80	59	97	$497
Less imputed interest							59
Total Discounted Lease Liability							$438

As of November 3, 2019, the Company has additional leases which have not yet commenced, but are anticipated to commence in fiscal 2019. Commencement occurs when the Company is granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. The Company anticipates these leases will result in approximately $40 million of ROU assets obtained in exchange for lease liabilities.

Disclosure related to periods prior to adoption of ASC 842:

Rental expense under operating leases was $142 million, $127 million, and $118 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Rental expense under operating leases for the three and nine months ended October 28, 2018 was $36 million and $104 million, respectively.

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

NOTE 7 — INCOME TAXES

For the nine months ended November 3, 2019, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.8% and 25.9% for the nine months ended October 28, 2018.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as audit settlements.

As of November 3, 2019 and February 3, 2019, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $17 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of November 3, 2019 and February 3, 2019 was zero. As of November 3, 2019 and February 3, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated OCI ("AOCI") consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The balances and changes in AOCI, net of tax by component for the three and nine months ended November 3, 2019 and October 28, 2018 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2019	2018	2019	2018
Foreign currency translation adjustment:
Beginning balance	$(15)	$(15)	$(15)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	2
Amounts reclassified from accumulated OCI into earnings	—	—	—	—
Ending balance	$(15)	$(15)	$(15)	$(15)

Cash flow hedge, net of tax:
Beginning balance	$(36)	$—	$(15)	$—
Other comprehensive income (loss) before reclassifications	(2)	(5)	(25)	(5)
Amounts reclassified from accumulated OCI into earnings(1)	2	1	4	1
Other	—	(1)	—	(1)
Ending balance, net of tax of $12, $1 , $12, and $1	$(36)	$(5)	$(36)	$(5)
Total ending balance of AOCI	$(51)	$(20)	$(51)	$(20)
(1)	Unrealized loss reclassified into Interest expense.

NOTE 9 - BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

The following basic and diluted weighted-average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted-average common shares for the three and nine months ended November 3, 2019 and October 28, 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Weighted-average common shares	164,638	182,730	168,062	183,349
Effect of potentially dilutive stock plan securities	504	849	583	843
Diluted weighted-average common shares	165,142	183,579	168,645	184,192
Stock plan securities excluded from dilution(1)	2,025	1,460	2,741	1,900
(1)	Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of November 3, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	November 3, 2019	February 3, 2019
Trade receivables, net of allowance for doubtful accounts	$779	$657
Vendor rebate receivables	61	57
Other receivables	23	18
Total receivables, net	$863	$732

Other Current Liabilities

Other current liabilities as of November 3, 2019 and February 3, 2019 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	November 3, 2019	February 3, 2019	November 3, 2019	February 3, 2019
Corporate headquarters financing liability(1)	$—	$87	$—	$87
Accrued legal	51	1	51	1
Accrued non-income taxes	42	35	42	35
Accrued interest	3	14	3	14
Unsettled share repurchases	4	2	—	—
Other	120	120	120	120
Total other current liabilities	$220	$259	$216	$257
(1)	This amount represented the financing liability for the Company’s corporate headquarters that was purchased on February 4, 2019. Please see “Note 6 – Leases” for further information on the purchase of the Company’s corporate headquarters.

During the three months ended November 3, 2019, the Company recorded a $50 million legal accrual related to litigation activities, offset by the recognition of a $50 million insurance recovery included in Other current assets. For further information, see “Note 12 – Commitments and Contingencies.”

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended November 3, 2019 and October 28, 2018 was $89 million and $103 million, respectively. During the nine months ended October 28, 2018, the Company paid $4 million of original issue discounts related to the extinguishment of debt.

Cash paid for income taxes, net of refunds, in the nine months ended November 3, 2019 and October 28, 2018 was approximately $35 million and $9 million, respectively.

During the nine months ended November 3, 2019 and October 28, 2018, HDS executed equity cash distributions of $319 million and $172 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options (“April 2014 Plan”). This share repurchase program does not obligate Holdings to acquire

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During August 2017 and November 2018, Holdings’ Board of Directors authorized two additional share repurchase programs for up to an aggregate amount of $500 million each of Holdings’ common stock (“August 2017 Plan” and “November 2018 Plan,” respectively). Holdings completed the repurchase of all $500 million of common stock authorized under the August 2017 Plan in December 2018.

Holdings’ share repurchases under these plans for the nine months ended November 3, 2019 and October 28, 2018 were as follows (dollars in millions):

	Nine Months Ended
	November 3, 2019		October 28, 2018
	Number of	Cost of	Number of	Cost of
	Shares	Shares	Shares	Shares
November 2018 Plan	8,161,079	$316	—	$—
August 2017 Plan	—	—	4,682,396	178
April 2014 Plan	158,734	7	165,537	7
Total share repurchases	8,319,813	$323	4,847,933	$185

NOTE 11 — RESTRUCTURING AND SEPARATION ACTIVITIES

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies with the separation expected to be completed by the middle of the fiscal year ended January 31, 2021 (" fiscal 2020 “). In light of the current business environment and in order to begin the establishment of two separate standalone businesses, the Company made personnel changes and began assessing the separation process, resulting in the recognition of $4 million in restructuring and separation charges in the three months ended November 3, 2019. These charges were primarily related to severance and other employee-related costs as well as costs incurred to execute the separation. The Company is in the early stages of estimating total costs for the separation of the businesses. Restructuring and separation charges in the nine months ended November 3, 2019 of $2 million, reflect the favorable termination of the lease for the Company’s former corporate headquarters in the first quarter of fiscal 2019. As of November 3, 2019, remaining unpaid costs associated with these activities are immaterial.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. The parties have reached an agreement in principle to settle the litigation for a payment of $50 million, subject to negotiation of definitive settlement documentation and court approval.  The full settlement amount is covered under the Company’s insurance policies.  The Company and individual defendants continue to dispute the allegations in the complaints, and the settlement is without any admission of the allegations in the complaints.

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

The Company intends to defend the derivative lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total operations for the periods indicated (amounts in millions):

				Total
	Facilities	Construction		Continuing
	Maintenance	& Industrial	Eliminations	Operations
Three Months Ended November 3, 2019
Net sales	$826	$818	$—	$1,644
Adjusted EBITDA	149	98	—	247
Depreciation(1) & Software Amortization	11	13	—	24
Other Intangible Amortization	2	3	—	5

Three Months Ended October 28, 2018
Net sales	$810	$803	$(1)	$1,612
Adjusted EBITDA	149	99	—	248
Depreciation(1) & Software Amortization	10	12	—	22
Other Intangible Amortization	2	3	—	5

Nine Months Ended November 3, 2019
Net sales	$2,428	$2,334	$(1)	$4,761
Adjusted EBITDA	432	262	—	694
Depreciation(1) & Software Amortization	32	34	—	66
Other Intangible Amortization	6	11	—	17
Nine Months Ended October 28, 2018
Net sales	$2,353	$2,250	$(2)	$4,601
Adjusted EBITDA	422	262	—	684
Depreciation(1) & Software Amortization	28	34	—	62
Other Intangible Amortization	6	10	—	16
(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Total Adjusted EBITDA	$247	$248	$694	$684
Depreciation and amortization(1)	29	27	83	78
Stock-based compensation	6	7	18	19
Restructuring and separation(2)	4	—	2	9
Acquisition and integration costs(3)	4	2	5	5
Other	(1)	(1)	—	(2)
Operating income	205	213	586	575
Interest expense	27	32	83	101
Interest (income)	—	—	—	(1)
Loss on extinguishment & modification of debt(4)	—	69	—	69
Income from Continuing Operations Before Provision for Income Taxes	178	112	503	406
Provision for income taxes	47	30	130	105
Income from continuing operations	131	82	373	301
Income from discontinued operations, net of tax	1	—	1	1
Net income	$132	$82	$374	$302
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. During the nine months ended November 3, 2019, the costs include a favorable termination of the lease for the Company’s former corporate headquarters.
(3)	Represents the cost incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.
(4)	Represents the loss on extinguishment of debt including premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

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

Revenue Recognition

The Company recognizes revenue, net of allowances for returns and discounts and any taxes collected from the customer, when an identified performance obligation is satisfied by the transfer of control of promised products or services to the customer. The Company

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ships products to customers by internal fleet and third-party carriers. Transfer of control to the customer for products generally occurs at the point of destination (i.e., upon transfer of title and risk of loss of product). Transfer of control to the customer for services occurs when the customer has the right to direct the use of and obtain substantially all the remaining benefits of the asset that is created or enhanced from the service. The Company accounts for shipping and handling costs associated with outbound freight as a fulfillment cost. Such costs are included in Selling, general, and administrative expenses.

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

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Facilities Maintenance
Maintenance, Repair, and Operations	$727	$718	$2,151	$2,076
Property Improvement	99	92	277	277
Total Facilities Maintenance Net Sales	826	810	2,428	2,353
Construction & Industrial
Non-Residential Construction	572	559	1,614	1,542
Residential Construction	194	196	572	569
Other	52	48	148	139
Total Construction & Industrial Net Sales	818	803	2,334	2,250
Inter-segment Eliminations	—	(1)	(1)	(2)
Total HD Supply Net Sales	$1,644	$1,612	$4,761	$4,601

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

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

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim period. The Company anticipates adopting the ASU in fiscal 2020.  The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2018-15.

Goodwill – In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company anticipates adopting the ASU in fiscal 2020. The amendments in this update should be applied on a prospective basis. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), amended by ASU No 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The amended guidance modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company anticipates adopting the ASU in fiscal 2020. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13.

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

On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $359 million in cash, adjusted for the final working capital settlement received in the second quarter of fiscal 2019. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

of A.H. Harris, see “Note 2 - Acquisitions,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal year ending February 2, 2020 (“fiscal 2019”) includes 52 weeks and the fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks.  The three months ended November 3, 2019 (“third quarter 2019”) and October 28, 2018 (“third quarter 2018”) both include 13 weeks. The nine months ended November 3, 2019 and October 28, 2018 both include 39 weeks.

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

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. We account for shipping and handling costs associated with outbound freight as a fulfillment cost. Such costs are included in Selling, general, and administrative expenses.

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight, and the sale price to our customers. The cost of outbound freight, purchasing, receiving and warehousing are included in Selling, general, and administrative expenses within operating expenses. Our Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution networks in Cost of sales.

Operating expenses

Operating expenses are primarily comprised of Selling, general, and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), outbound freight, rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization and restructuring charges.

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

The following table presents a reconciliation of Net Income and Income from continuing operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net income	$132	$82	$374	$302
Less income from discontinued operations, net of tax	1	—	1	1
Income from continuing operations	131	82	373	301
Interest expense, net	27	32	83	100
Provision for income taxes	47	30	130	105
Depreciation and amortization(1)	29	27	83	78
Loss on extinguishment & modification of debt(2)	—	69	—	69
Restructuring and separation charges(3)	4	—	2	9
Stock-based compensation	6	7	18	19
Acquisition and integration costs(4)	4	2	5	5
Other	(1)	(1)	—	(2)
Adjusted EBITDA	$247	$248	$694	$684
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.
(3)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. During the nine months ended November 3, 2019, the costs include the impacts of a favorable termination of the lease for the Company’s former corporate headquarters. For additional information, see “Note 11, Restructuring and separation activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.
(4)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

The following table presents a reconciliation of Net Income and Income from continuing operations, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net income	$132	$82	$374	$302
Less income from discontinued operations, net of tax	1	—	1	1
Income from continuing operations	131	82	373	301
Plus: Provision for income taxes	47	30	130	105
Less: Cash income taxes	(25)	(4)	(35)	(9)
Plus: Amortization of acquisition-related intangible assets (other than software)	5	5	17	16
Plus: Loss on extinguishment & modification of debt(1)	—	69	—	69
Plus: Restructuring and separation charges(2)	4	—	2	9
Plus: Acquisition and integration costs(3)	4	2	5	5
Adjusted Net Income	$166	$184	$492	$496
(1)	Represents the loss on extinguishment of debt including the premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. During the nine months ended November 3, 2019, the costs include the impacts of a favorable termination of the lease for the Company’s former corporate headquarters. For additional information, see “Note 11, Restructuring and separation activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.
(3)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Consolidated results of operations

Dollars in millions

			Percentage			Percentage
	Three Months Ended		Increase	Nine Months Ended		Increase
	November 3, 2019	October 28, 2018	(Decrease)	November 3, 2019	October 28, 2018	(Decrease)
Net sales	$1,644	$1,612	2.0%	$4,761	$4,601	3.5%
Gross Profit	640	629	1.7	1,858	1,803	3.1
Operating expenses:
Selling, general, and administrative	405	391	3.6	1,193	1,147	4.0
Depreciation and amortization	26	25	4.0	77	72	6.9
Restructuring and separation	4	–	*	2	9	(77.8)
Total operating expenses	435	416	4.6	1,272	1,228	3.6
Operating Income	205	213	(3.8)	586	575	1.9
Interest expense	27	32	(15.6)	83	101	(17.8)
Interest (income)	—	—	—	—	(1)	*
Loss on extinguishment & modification of debt	—	69	*	—	69	*
Income from Continuing Operations Before Provision for Income Taxes	178	112	58.9	503	406	23.9
Provision for income taxes	47	30	56.7	130	105	23.8
Income from Continuing Operations	131	82	59.8	373	301	23.9
Income from discontinued operations, net of tax	1	–	*	1	1	—
Net Income	$132	$82	61.0	$374	$302	23.8
Non-GAAP financial data:
Adjusted EBITDA	$247	$248	(0.4)	$694	$684	1.5
Adjusted net income	$166	$184	(9.8)	$492	$496	(0.8)

* Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	November 3,	October 28,	Increase	November 3,	October 28,	Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Net sales	100.0%	100.0%	–	100.0%	100.0%	–
Gross Profit	38.9	39.0	(10)	39.0	39.2	(20)
Operating expenses:
Selling, general, and administrative	24.6	24.3	30	25.1	24.9	20
Depreciation and amortization	1.6	1.5	10	1.6	1.6	—
Restructuring and separation	0.2	—	20	—	0.2	(20)
Total operating expenses	26.4	25.8	60	26.7	26.7	—
Operating Income	12.5	13.2	(70)	12.3	12.5	(20)
Interest expense	1.7	2.0	(30)	1.7	2.2	(50)
Interest (income)	—	—	*	—	—	*
Loss on extinguishment & modification of debt	—	4.3	(430)	—	1.5	(150)
Income from Continuing Operations Before Provision for Income Taxes	10.8	6.9	390	10.6	8.8	180
Provision for income taxes	2.8	1.8	100	2.7	2.3	40
Income from Continuing Operations	8.0	5.1	290	7.9	6.5	140
Income from discontinued operations, net of tax	—	—	—	—	0.1	(10)
Net Income	8.0	5.1	290	7.9	6.6	130
Non-GAAP financial data:
Adjusted EBITDA	15.0	15.4	(40)	14.6	14.9	(30)
Adjusted net income	10.1	11.4	(130)	10.3	10.8	(50)

* Not meaningful

Highlights

Net sales in third quarter 2019 increased $32 million, or 2.0%, as compared to third quarter 2019. Operating income in third quarter 2019 decreased $8 million, or 3.8%, as compared to third quarter 2018. Net income in third quarter 2019 increased $50 million, or 61.0%, to $132 million as compared to third quarter 2018. Adjusted EBITDA in third quarter 2019 decreased $1 million, or 0.4%, as compared to third quarter 2018. Adjusted net income in third quarter 2019 decreased $18 million, or 9.8%, as compared to third quarter 2018. As of November 3, 2019, our total liquidity was $651 million. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies with the separation expected to be completed by the middle of the fiscal year ended January 31, 2021 (“ fiscal 2020 “). In light of the current business environment and in order to begin the establishment of two separate standalone businesses, the Company made personnel changes and began assessing the separation process, resulting in the recognition of $4 million in restructuring and separation charges in third quarter 2019. These charges were primarily related to severance and other employee-related costs as well as costs incurred to execute the separation. The Company is in the early stages of estimating total costs for the separation of the businesses.  Restructuring and separation charges in the nine months ended November 3, 2019 of $2 million reflect the favorable termination of the lease for the Company’s former corporate headquarters in the first quarter of fiscal 2019. For additional information, see “Note 11 – Restructuring and separation activities,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Net sales

Net sales in third quarter 2019 increased $32 million, or 2.0%, compared to third quarter 2018 and $160 million, or 3.5%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Both of our reportable segments delivered an increase in Net sales in third quarter 2019 and in the first nine months of fiscal 2019 as compared to the same periods in fiscal 2018. The Net sales increase in third quarter 2019 was primarily due to growth initiatives for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

both businesses. The Net sales increase in the first nine months of fiscal 2019 was primarily due to increases in market volume and growth initiatives at each of our businesses and, to a lesser extent, the acquisition of A.H. Harris by Construction & Industrial. Growth initiatives contributed approximately $29 million and $96 million in third quarter 2019 and the first nine months of fiscal 2019, respectively. Organic sales growth, which excludes A.H. Harris sales in fiscal 2019 through March 4, 2019 (the one-year anniversary of the acquisition) was $136 million, or 3.0%, for the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Gross profit

Gross profit increased $11 million, or 1.7%, during third quarter 2019 as compared to third quarter 2018 and $55 million, or 3.1%, during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Both of our reportable segments delivered an increase in gross profit in both periods primarily due to sales growth from growth initiatives and increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 10 basis points to 38.9% in third quarter 2019 as compared to 39.0% in third quarter 2018 and approximately 20 basis points to 39.0% in the first nine months of fiscal 2019 as compared to 39.2% in the same period in fiscal 2018. Gross margins were flat at Construction & Industrial and decreased at Facilities Maintenance in third quarter 2019 as compared to third quarter 2018. Gross margins declined at both Facilities Maintenance and Construction & Industrial during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Operating expenses

Operating expenses increased $19 million, or 4.6%, during third quarter 2019 as compared to third quarter 2018 and $44 million, or 3.6%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Selling, general, and administrative expenses increased $14 million, or 3.6%, in third quarter 2019 as compared to third quarter 2018 and $46 million, or 4.0%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily facilities. In addition, Selling, general, and administrative expenses included $4 million and $2 million of costs in third quarter 2019 and third quarter 2018, respectively, related to acquisition and integration activities. Depreciation and amortization expense increased $1 million, or 4.0%, in third quarter 2019 as compared to third quarter 2018 and $5 million, or 6.9%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily driven by investments in facilities and technology.

Operating expenses as a percentage of Net sales increased approximately 60 basis points to 26.4% in third quarter 2019 as compared to third quarter 2018 and were flat at 26.7% in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. Selling, general, and administrative expenses as a percentage of Net sales, increased approximately 30 basis points to 24.6% in third quarter 2019 as compared to third quarter 2018 and approximately 20 basis points to 25.1% in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The increase in both periods was primarily a result of increased investments in facilities and increases in variable cost rates, partially offset by a decrease in personnel costs as a percentage of Net sales.

Operating income

Operating income decreased $8 million, or 3.8%, during third quarter 2019 as compared to third quarter 2018 and increased $11 million, or 1.9%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. In third quarter 2019, the increase in gross profit was offset by higher operating expenses due to investments in the business, acquisition and integration charges and restructuring and separation charges. In the first nine months of fiscal 2019, the increase in gross profit and reduction in restructuring and separation charges were partially offset by an increase in Selling, general, and administrative expenses and Depreciation and amortization expense.

Operating income as a percentage of Net sales decreased approximately 70 basis points to 12.5% during third quarter 2019 as compared to third quarter 2018 and approximately 20 basis points to 12.3% during the first nine months of fiscal 2019 as compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

the same period in fiscal 2018. The decrease in third quarter 2019 was primarily due to the increase in Selling, general, and administrative expenses and restructuring and separation charges as a percentage of Net sales and the decrease in gross margins. The decrease in the first nine months of fiscal 2019 was primarily due to the decline in gross margins and the increase in Selling, general, and administrative expenses  as a percentage of Net sales, partially offset by the decrease in restructuring and separation charges as a percentage of Net sales.

Interest expense

Interest expense decreased $5 million, or 15.6%, during third quarter 2019 as compared to third quarter 2018 and $18 million, or 17.8%, during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.  The decrease in both periods was primarily due to a decrease in the average effective interest rate, including the impact of lower non-cash amortization of deferred financing costs as a result of refinancing activities in fiscal 2018.

Loss on extinguishment & modification of debt

During third quarter 2018 and the first nine months of fiscal 2018, our debt refinancing and redemption activities resulted in charges of $69 million, recorded in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

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

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in third quarter 2019 was $47 million compared to $30 million in third quarter 2018. The provision for income taxes in the first nine months of fiscal 2019 was $130 million compared to $105 million in the first nine months of fiscal 2018.

The effective rate for continuing operations for third quarter 2019 and the first nine months of fiscal 2019 was 26.4% and 25.8%, respectively. The effective rate for continuing operations for third quarter 2018 and the first nine months of fiscal 2018 was 26.8% and 25.9%, respectively.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of November 3, 2019 and February 3, 2019, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $7 million.

Adjusted EBITDA

Adjusted EBITDA decreased $1 million, or 0.4%, in third quarter 2019 as compared to third quarter 2018 and increased $10 million, or 1.5%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in Adjusted EBITDA during third quarter 2019 as compared to third quarter 2018 was driven by a $1 million decrease at Construction & Industrial. The increase in Adjusted EBITDA during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018 was driven by a $10 million increase at Facilities Maintenance, primarily due to an increase in sales volume, partially offset by an increase in Operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points to 15.0% in third quarter 2019 as compared to third quarter 2018 and decreased approximately 30 basis points to 14.6% in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in both periods was due to the investments in growth initiatives outpacing sales growth, increases in certain variable cost rates, and the decline in gross margin.

Adjusted net income

Adjusted net income decreased $18 million, or 9.8%, in third quarter 2019 as compared to third quarter 2018 and $4 million, or 0.8%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in Adjusted net income in both periods was attributable to increased cash tax payments, partially offset by lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Nine Months Ended
	November 3,	October 28,	Increase		November 3,	October 28,	Increase
Dollars in millions	2019	2018	(Decrease)		2019	2018	(Decrease)
Net sales	$826	$810	2.0%		$2,428	$2,353	3.2%
Operating income	$128	$134	(4.5)%		$380	$373	1.9%
% of Net sales	15.5%	16.5%	(100)	bps	15.7%	15.9%	(20)	bps
Depreciation and amortization	13	12	8.3%		38	34	11.8%
Other	8	3	*		14	15	(6.7)%
Adjusted EBITDA	$149	$149	—		$432	$422	2.4%
% of Net sales	18.0%	18.4%	(40)	bps	17.8%	17.9%	(10)	bps

* Not meaningful

Net Sales

Net sales increased $16 million, or 2.0%, in third quarter 2019 as compared to third quarter 2018 and $75 million, or 3.2%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

The third quarter 2019 increase in Net sales was primarily due to growth in the multi-family and institutional industries. The increase in Net sales during the first nine months of fiscal 2019 was driven by growth in the multifamily, institutional, and hospitality industries and growth initiatives, partially offset by the impacts of a slow HVAC season and disruptions at the Southeast distribution center. The growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA was flat in third quarter 2019 as compared to third quarter 2018 and increased $10 million, or 2.4%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Adjusted EBITDA increased in the first nine months of 2019 as compared to the same period in fiscal 2018 as a result of increased Net sales, partially offset by increased Selling, general, and administrative expenses. The increase in Selling, general, and administrative was primarily related to facility expansions and inflation on lease renewals, partially offset by a decrease in personnel costs including incentive compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted EBITDA as a percentage of Net sales decreased approximately 40 basis points in third quarter 2019 as compared to third quarter 2018 and approximately 10 basis points in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. The decrease in both periods of fiscal 2019 was driven by a decline in gross margin of approximately 20 basis points. Third quarter 2019 also included an increase in Selling, general, and administrative expenses as a percentage of Net sales. In the first nine months of fiscal 2019, the decline in gross margin was partially offset by a decline in Selling, general, and administrative expenses as a percentage of Net sales.

Construction & Industrial

	Three Months Ended				Nine Months Ended
	November 3,	October 28,	Increase		November 3,	October 28,	Increase
Dollars in millions	2019	2018	(Decrease)		2019	2018	(Decrease)
Net sales	$818	$803	1.9%		$2,334	$2,250	3.7%
Operating income	$76	$79	(3.8)%		$205	$202	1.5%
% of Net sales	9.3%	9.8%	(50)	bps	8.8%	9.0%	(20)	bps
Depreciation and amortization	15	15	—		44	44	—
Other	7	5	40.0%		13	16	(18.8)%
Adjusted EBITDA	$98	$99	(1.0)%		$262	$262	—
% of Net sales	12.0%	12.3%	(30)	bps	11.2%	11.6%	(40)	bps

Net Sales

Net sales increased $15 million, or 1.9%, in third quarter 2019 as compared to third quarter 2018 and $84 million, or 3.7%, in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. On an organic basis, sales growth was approximately 2.7% for the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. All sales during third quarter 2019 were organic.

Adjusted EBITDA

Adjusted EBITDA decreased $1 million, or 1.0%, in third quarter 2019 as compared to third quarter 2018 and was flat in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.

Adjusted EBITDA in both periods of fiscal 2019 as compared to the same periods in fiscal 2018 was impacted by increased Selling, general, and administrative costs related to variable expense and the hiring of additional associates to drive future growth. During third quarter 2019, the increase in Selling, general, and administrative costs outpaced the increase in sales volume due to growth initiatives and market volume. During the first nine months of fiscal 2019, the increase in sales volume was offset by the increase in Selling, general, and administrative costs.

Adjusted EBITDA as a percentage of Net sales decreased approximately 30 basis points in third quarter 2019 as compared to third quarter 2018 and approximately 40 basis points in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018. During third quarter 2019, the decrease was driven by an increase in Selling, general, and administrative expenses as a percentage of Net sales. During the first nine months of fiscal 2019, the decrease was driven by both an increase in Selling, general, and administrative expenses as a percentage of Net sales and an approximately 20 basis point decrease in gross margin. Selling, general, and administrative expenses as a percentage of Net sales increased in both periods due to investments in the business, resulting in increased fixed costs, and the increase in variable cost rates. The gross margin in the first nine months of fiscal 2019 was impacted by a greater increase in sales to large construction jobs as compared to the increase in sales to small construction jobs – sales to larger, bid-based construction jobs tend to have slightly lower margins than sales to smaller construction jobs.

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

During the first nine months of fiscal 2019, our cash inflow was primarily driven by cash provided by operations. This inflow was offset by the purchase of our corporate headquarters, capital expenditures, net debt repayments and purchases of treasury shares.

As of November 3, 2019, our combined liquidity of approximately $651 million was comprised of $37 million in cash and cash equivalents and $614 million of additional available borrowings (excluding $5 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Amounts in millions	Nine Months Ended		Increase
Net cash provided by (used for):	November 3, 2019	October 28, 2018	(Decrease)
Operating activities	$497	$379	$118
Investing activities	(96)	(441)	345
Financing activities	(402)	(444)	42

Free cash flow:
Operating activities	$497	$379	$118
Less: Capital expenditures	(89)	(79)	(10)
Free cash flow	$408	$300	$108

Working capital

Working capital, excluding cash and cash equivalents, was $854 million as of November 3, 2019, increasing $5 million as compared to $849 million as of October 28, 2018.  The change in working capital was primarily driven by a decrease of $87 million in Other current liabilities for the payment of the corporate headquarters financing liability offset by an increase of $115 million for the Current portion of lease liabilities due to the adoption of ASC 842, “Leases,” on the first day of fiscal 2019. In addition, working capital increased as a result of declines in Accrued compensation and benefits and Accounts payable due to timing of payments.

Operating activities

During the first nine months of fiscal 2019, cash provided by operating activities was $497 million compared to $397 million in the first nine months of fiscal 2018. Cash interest paid in the first nine months of fiscal 2019 was $89 million, compared to $103 million in the first nine months of fiscal 2018. The increase in operating cash flows excluding interest is primarily attributable to growth in earnings and efficiency in use of working capital.

Investing activities

During the first nine months of fiscal 2019, cash used by investing activities was $96 million, primarily comprised of $89 million of capital expenditures.  During the first nine months of fiscal 2018, cash used by investing activities was $441 million, comprised of $362 million for the acquisition of A.H. Harris and $79 million of capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Financing activities

During the first nine months of fiscal 2019, cash used in financing activities was $402 million, primarily due to purchases of treasury shares of $320 million, the payment of the corporate headquarters financing liability of $87 million, and tax withholdings on stock-based awards of $6 million, partially offset by proceeds from employee stock option exercises of $7 million and net debt borrowing of $6 million.

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

External financing

As of November 3, 2019, we had an aggregate principal amount of $2,149 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $3 million and $19 million, respectively, and $614 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $5 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 3 – Debt,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Critical accounting policies

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended February 3, 2019, except for those related to the adoption of ASC 842, “Leases.” See “Note 6 – Leases” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q for further information.

Recent accounting pronouncements

See “Note 15 – Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of November 3, 2019 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of November 3, 2019 (the end of the period covered by this report).

(b)	Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017 and August 8, 2017, shareholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. The parties have reached an agreement in principle to settle the litigation for a payment of $50 million, subject to negotiation of definitive settlement documentation and court approval.  The full settlement amount is covered under the Company’s insurance policies.  The Company and individual defendants continue to dispute the allegations in the complaints, and the settlement is without any admission of the allegations in the complaints.

HD SUPPLY

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

The Company intends to defend the derivative lawsuits vigorously.  Given the stage of the complaints and the claims and issues presented, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation.

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

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. The information presented below supplements the risk factors set forth in our annual report on Form 10-K for the fiscal year ended February 3, 2019. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Item 1A, Risk Factors in our annual report on Form 10-K, for the first year ended February 3, 2019.

HD SUPPLY

Our plan to separate our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies through a spinoff, with the separation expected to be completed by the middle of fiscal 2020. The spinoff is subject to certain conditions, including, among others, approval of our board of directors, declaration of the effectiveness of our registration statement on Form 10, and receipt of an opinion from our tax counsel regarding the tax-free status of the spinoff. For these and other reasons, the spinoff may not be completed during the middle of fiscal 2020, if at all.

Even if the spinoff is not completed, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences, including, among others, the following:

●	execution of the spinoff will require significant time and attention from management, which may distract management from the operation of our business and the execution of other initiatives that may have been beneficial to us;
●	we may experience unanticipated competitive developments, including changes in the conditions of our Facilities Maintenance business’s and Construction & Industrial’s business’s respective markets;
●	we may experience increased difficulties in attracting, training, retaining and motivating employees during the pendency of the spinoff and following its completion;
●	we will be required to pay certain costs and expenses relating to the spinoff, such as legal, accounting and other professional fees, and may be required to pay tax costs resulting from certain internal restructuring transactions whether or not the spinoff is completed; and
●	we may experience negative reactions from the financial markets if we fail to complete the spinoff.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The spinoff may not be beneficial.

We may not realize the strategic, financial, operational or other benefits from the spinoff. As independent publicly traded companies, the Facilities Maintenance and Construction & Industrial businesses will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition, results of operations, and cash flows.

Further, there can be no assurance that the combined value of the common stock of the two publicly traded companies will be equal to our greater than what the value of our common stock would have been had the spinoff not occurred.

The spinoff may result in disruptions to, and negatively impact our relationships with, our customers, suppliers and other business partners and the relationships with the customers, suppliers and other business partners of the Construction & Industrial business.

Uncertainty related to the spinoff may lead customers, suppliers and other parties with which we currently do business or with which we and the Construction & Industrial business may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us or the Construction & Industrial business. These disruptions could have a material and adverse effect on our business or the Construction & Industrial business’s business, financial condition, results of operations, cash flows, and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the spinoff.

HD SUPPLY

The spinoff could result in substantial tax liability.

It is a condition to the spinoff that we receive an opinion of our tax counsel, based on certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the spinoff will qualify as a transaction that generally is tax-free to us and our stockholders, under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The opinion will rely on, among other things, various assumptions and representations as to factual matters made by us and the Construction & Industrial business which, if inaccurate or incomplete in any material respect, could jeopardize the validity of the conclusions reached in such opinion. The opinion will not be binding on the Internal Revenue Service (the “IRS”), or the courts, and notwithstanding the tax opinion, there can be no assurance that the IRS or the courts will not challenge the qualification of the spinoff as a transaction under Sections 368(a)(1)(D) or 355 or other provisions of the Code or that any such challenge would not prevail. In addition, the IRS could determine on audit that the spinoff should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion are not correct or have been violated, or that the spinoff should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.

If the spinoff is ultimately determined to be taxable, the spinoff could be treated as a taxable dividend to our stockholders for U.S. federal income tax purposes, and our stockholders could incur significant U.S. federal income tax liability. In addition, we and / or the Construction & Industrial business could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or a tax matters agreement that we will enter into with the Construction & Industrial business, if it is ultimately determined that certain related transactions were undertaken in anticipation of the spinoff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On November 30, 2018, Holdings’ Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $500 million of its common stock.  The Company conducts repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion. Under this plan, Holdings purchased approximately 8.2 million shares at an average price of $38.72 per share during the nine months ended November 3, 2019.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.2 million shares at an average price of $43.14 per share during the nine months ended November 3, 2019.

HD SUPPLY

Issuer Purchases of Equity Securities in each fiscal month of the third quarter of fiscal 2019 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
August 5 - September 1	2,949,488	$38.04	2,949,488	$186,329,467
September 2 - September 29	1,293,909	39.04	1,293,909	135,945,331
September 30 - November 3	2,010,308	38.49	2,010,308	58,627,529	(2)
Total	6,253,705	$38.39	6,253,705
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.
(2)	As of November 3, 2019, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in November 2018.

HD SUPPLY

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
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

HD SUPPLY

101

Interactive data files for HD Supply Holdings, Inc. and HD Supply, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income of HD Supply Holdings, Inc. (unaudited); (ii) the Consolidated Balance Sheets of HD Supply Holdings, Inc. (unaudited); (iii) the Consolidated Statements of Cash Flows of HD Supply Holdings, Inc. (unaudited); (iv) the Consolidated Statements of Stockholders’ Equity of HD Supply Holdings, Inc. (unaudited); (v) the Consolidated Statements of Operations and Comprehensive Income of HD Supply, Inc. (unaudited); (vi) the Consolidated Balance Sheets of HD Supply, Inc. (unaudited); (vii) the Consolidated Statements of Cash Flows of HD Supply, Inc. (unaudited); (viii) the Consolidated Statements of Stockholder’s Equity of HD Supply, Inc. (unaudited); and (ix) the Notes to Consolidated Financial Statements of HD Supply Holdings, Inc. and HD Supply, Inc. (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 9, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 9, 2019	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer