Form 10-K
period 2020-02-02
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2020-03-17
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

Securities registered pursuant to Section 12 (b) of the Act:

	Title of each Class	Trading Symbol	Name of Each Exchange on Which Registered
HD Supply Holdings, Inc.	Common stock, par value $0.01 per share	HDS	The NASDAQ Stock Market LLC
HD Supply, Inc.	None	None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

HD Supply Holdings, Inc.	Yes ⌧	No ◻	HD Supply, Inc.	Yes ◻	No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

HD Supply Holdings, Inc.	Yes ◻	No ⌧	HD Supply, Inc.	Yes ⌧	No ◻

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

HD Supply Holdings, Inc.
Large accelerated filer	⌧	Accelerated filer	◻	Non-accelerated filer	◻	Smaller reporting company	☐	Emerging growth company	☐
HD Supply, Inc.
Large accelerated filer	◻	Accelerated filer	◻	Non-accelerated filer	⌧	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of August 2, 2019 (the last business day of our most recently completed fiscal second quarter) was $6,591,541,946.

The number of shares of the registrant’s common stock outstanding as of March 13, 2020:

HD Supply Holdings, Inc.	161,984,157 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

Portions of HD Supply Holdings, Inc.’s proxy statement to be filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.’s 2020 annual meeting of stockholders (the “Proxy Statement’) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of HD Supply Holdings, Inc.’s fiscal year ended February 2, 2020.

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

Background Information and Glossary of Certain Defined Terms

Defined Terms for Indebtedness

In this annual report on Form 10-K, unless otherwise indicated or the context otherwise requires:

●	“December 2014 First Priority Notes” refers to HDS’s 5.25% Senior Secured First Priority Notes due 2021 issued on December 4, 2014 in an aggregate principal amount of $1,250 million.
●	“April 2016 Senior Unsecured Notes” refers to HDS’s 5.75% Senior Unsecured Notes due 2024 issued on April 11, 2016 in an aggregate principal amount of $1,000 million.
●	“October 2018 Senior Unsecured Notes” refers to HDS’s 5.375% Senior Unsecured Notes due 2026 issued on October 11, 2018 in an aggregate principal amount of $750 million.
●	“Senior ABL Facility” refers to HDS’s asset based lending facility issued on April 12, 2012, providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under the borrowing base).
●	“Senior Credit Facilities” refers collectively to the Senior ABL Facility and the Term Loan Facility.
●	“Term Loan” refers to the term loans issued under the Term Loan Facility.
●	“Term Loan Facility” refers to HDS’s senior secured credit facility issued on April 12, 2012 (as amended by the First Amendment, dated as of February 15, 2013, the Second Amendment, dated as of February 6, 2014, the Incremental Agreement No. 1, dated as of August 13, 2015, the Fourth Amendment, dated as of October 14, 2016, the Fifth Amendment, dated as of August 31, 2017, and the Sixth Amendment dated October 22, 2018).
●	“Term B-1 Loans” refers to the tranche of Term Loans issued on October 14, 2016 under the Term Loan Facility in an aggregate principal amount of approximately $842 million.
●	“Term B-2 Loans” refers to the tranche of Term Loans issued on October 14, 2016 under the Term Loan Facility in an aggregate principal amount of $550 million.
●	“Term B-3 Loans” refers to the tranche of Term Loans issued on August 31, 2017 under the Term Loan Facility to replace the Term B-1 Loans in an aggregate principal amount of approximately $535 million.
●	“Term B-4 Loans” refers to the tranche of Term Loans issued on August 31, 2017 under the Term Loan Facility to replace the Term B-2 Loans in an aggregate principal amount of approximately $546 million.
●	“Term B-5 Loans” refers to the tranche of Term Loans issued on October 22, 2018 under the Term Loan Facility to replace the Term B-3 Loans and Term B-4 Loans in an aggregate principal amount of $1,070 million.

Refinancing Transactions

On April 5, 2017, HDS amended the Senior ABL Facility to reduce the applicable margin for borrowing, reduce the applicable commitment fee, and extend the maturity date until April 5, 2022.

On April 18, 2017, HDS used cash and available borrowings under the Senior ABL Facility to repay $100 million aggregate principal of its Term B-1 Loans.

On August 25, 2017, HDS amended and supplemented the indenture governing its April 2016 Senior Unsecured Notes to (a) amend the definition of “Permitted Payments,” (b) increase the interest rate to 7.00% on April 15, 2019, (c) amend the definition of “Net Available Cash,” and (d) amend the definition of “Consolidated EBITDA.”

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

On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility by $500 million to $1,000 million.

On October 11, 2018, HDS issued the October 2018 Senior Unsecured notes and used the net proceeds, together with cash on hand and available borrowings under HDS’s Senior ABL Facility, to redeem all of the outstanding April 2016 Senior Unsecured Notes.

On October 22, 2018, HDS amended its Term Loan Facility, refinancing its Term B-3 and Term B-4 Loans with Term B-5 Loans in an aggregate principal amount of $1,070 million.

HDS’s Senior Credit Facilities and October 2018 Senior Unsecured Notes are discussed in greater detail in “Note 6, Debt” in the Notes to Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

Glossary of Certain Other Terms

ASC	Accounting Standards Codification
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2017	Fiscal year ended January 28, 2018
Fiscal 2018	Fiscal year ended February 3, 2019
Fiscal 2019	Fiscal year ended February 2, 2020
Fiscal 2020	Fiscal year ended January 31, 2021
GAAP	Generally accepted accounting principles in the United States of America
Gross margin	Gross profit as a percentage of net sales
HDS	HD Supply, Inc.
Holdings	HD Supply Holdings, Inc.
HVAC	Heating, ventilating, and air conditioning
MRO	Maintenance, repair and operations
NASDAQ	The NASDAQ Stock Market LLC
NOL	Net operating loss
OEM	Original equipment manufacturer
SKU	Stock-keeping unit
SEC	U.S. Securities and Exchange Commission
U.S.	United States
Vendor rebates	Inventory purchase rebates from vendors

Forward-looking statements and information

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (“Part I. Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

●	our ability to successfully complete the previously announced separation of our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies and obtain the benefits therefrom;

●	the incurrence of significant transaction costs;
●	the increased demands on management to prepare for and accomplish the separation;
●	inherent risks of the maintenance, repair and operations market, and the non-residential and residential construction markets;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;
●	limitations and restrictions in the agreements governing our indebtedness;
●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;
●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market, and the non-residential and residential construction markets;
●	our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;
●	disruptions to our operations caused by natural disasters, contagious diseases and viral outbreaks, or geopolitical events;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology (“IT”) systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our income tax NOL carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

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

PART I

ITEM 1.    BUSINESS

Our Company

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”) and Specialty Construction. These market sectors are large and fragmented, and we believe they present opportunities for significant growth. We aspire to be the “First Choice” of customers, associates, suppliers and the communities in which we operate. This aspiration drives our relentless focus and is reflected in the customer and market centricity, speed and precision, intense teamwork, process excellence and trusted relationships that define our culture. We believe this aspiration distinguishes us from other distributors and has created value for our stockholders, driven above-market growth and delivered attractive returns on invested capital.

Through approximately 270 branches and 44 distribution centers in the U.S. and Canada, we serve our markets with an integrated go-to-market strategy. We have approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 600,000 SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

For fiscal 2019, we:

●	generated $6 billion in Net sales, representing 1.6% growth over fiscal 2018;
●	generated Net income of $452 million in fiscal 2019, as compared to a Net income of $394 million in fiscal 2018;
●	generated $873 million of Adjusted EBITDA, representing 0.2% growth over fiscal 2018; and
●	generated $596 million of Adjusted net income in fiscal 2019, as compared to $619 million in fiscal 2018.

For a reconciliation of Net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Adjusted net income, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted Net Income.”

We believe our long-standing customer relationships and competitive advantage stem from our knowledgeable associates, extensive product and service offerings, national footprint, integrated best-in-class technology, broad purchasing scale and strategic supplier relationships. We believe that our comprehensive supply chain solutions improve the effectiveness and efficiency of our customers’ businesses. Our value-add services include customer training and certification, material and product fabrication, kitting, jobsite delivery and installation and will-call pickup options. Furthermore, we believe our product application knowledge, comprehensive product assortment, and sourcing expertise allow our customers to perform reliably and give them the tools to enhance profitability.

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

Our Strategy

Since 2007 we have undertaken significant operating and growth initiatives at all levels. We developed and are implementing a multi-year strategy to optimize our business mix. This strategy includes entering new markets and product lines, streamlining and upgrading our process and technology capabilities, acquiring new capabilities and identifying and acquiring acquisition targets that complement our existing businesses. At the same time, we attracted what we believe to be “best of the best” talent, capitalizing on relevant experience, teamwork and change navigation.

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

HD Supply is managed primarily on a product-line basis and reports results of operations in two reportable segments. The reportable segments are Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include “Corporate and Eliminations,” which comprises enterprise-wide functional departments that operate in a centralized structure.

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

Corporate and Eliminations.    In addition to the reportable segments, our consolidated financial results include “Corporate and Eliminations” which incurs costs related to our centralized support functions, which are comprised of finance, IT, human resources, legal, supply chain and other support services, and removes inter-segment transactions. All Corporate operating overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expenses, and provision for income taxes are not allocated to the reportable segments. The Company does not allocate Corporate assets to its reportable segments.

Our Market Sectors

We offer a diverse range of products and services to the MRO and Specialty Construction market sectors in the U.S. and Canada. The markets in which we operate have a high degree of customer and supplier fragmentation, with customers that typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These market dynamics make the distributor a critical element within the value chain. Net sales for HD Supply outside of the United States, primarily in Canada, were $161 million, $157 million, and $146 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Maintenance, Repair & Operations

In the MRO market sector, our Facilities Maintenance business serves customers across multiple industries by primarily delivering supplies and services needed to maintain and upgrade multifamily, hospitality, healthcare and institutional facilities. Facilities Maintenance is a distribution center-based model. We estimate that this market sector currently represents an addressable market in excess of $68 billion annually with demand driven primarily by ongoing maintenance requirements and property improvement projects of a broad range of living environments and traditional repair and remodeling construction activity across multiple industries. We believe Facilities Maintenance customers value speed and product availability over price. We believe our MRO business focus on living spaces, including apartment units, hotel or motel rooms and senior care living facilities, provides stable demand, even in challenging economic environments, when new construction tends to decrease.

Specialty Construction

In the Specialty Construction market sector, our Construction & Industrial and Home Improvement Solutions businesses serve professional contractors and trades by meeting their distinct and customized supply needs in non-residential, residential and industrial applications. We estimate that this market sector currently represents a served market of approximately $42 billion annually with demand driven primarily by non-residential construction, residential construction, industrial and repair and remodeling construction spending. Construction & Industrial serves this sector through the broad national presence of its regionally organized branch distribution network, as well as branches in six Canadian provinces, while Home Improvement Solutions operates through retail outlets in California primarily serving cash and carry customers. We believe we are well-positioned to benefit from the continued expansion of the non-residential and residential construction end-markets.

Our History

On July 2, 2013, Holdings completed an initial public offering of 61,170,212 shares of its common stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters’ discounts and commissions and offering expenses of approximately $16 million. Upon completion of Holdings’ secondary public offerings in fiscal 2014 and fiscal 2015, The Home Depot, Inc. and three private equity firms, collectively our former parent, sold all of their remaining original investment in Holdings.

During fiscal 2014, we completed the disposal of Litemor through liquidation. In January 2015, we sold substantially all of the assets of our Hardware Solutions business. In October 2015, we sold our Power Solutions business. In May 2016, we sold our Interior Solutions business. In August 2017, we sold our Waterworks business. For additional information on the discontinued operations, see “Note 3, Discontinued Operations” in the Notes to Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

In March 2018, we completed the acquisition of A.H. Harris Construction Supplies (“A.H. Harris”), a leading specialty construction distributor serving the northeast and mid-Atlantic regions, expanding Construction & Industrial’s market presence in the northeastern U.S. For additional information on the acquisition of A.H. Harris, see “Note 2, Acquisitions” in the Notes to Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

On September 24, 2019, we announced our intention to separate our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies. The transaction, expected to be structured as a distribution of the Construction & Industrial - White Cap business unit (“White Cap”) to the stockholders of Holdings by the middle of fiscal 2020, is expected to be tax free to the Company and its stockholders. See "Part I. Item 1A. Risk Factors - Risks Relating to Our Proposed Spinoff of Our White Cap Business."

Customers and Suppliers

We maintain a customer base of approximately 500,000 customers, many of whom represent long-term relationships. We are subject to very low customer concentration with our ten largest customers generating approximately 12.7% of our Net sales in fiscal 2019, reducing our exposure to any single customer.

We have developed relationships with approximately 7,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortages for our customers.

Competition

We operate in a highly fragmented industry and hold leading positions in both market sectors. The majority of our competition comes from mid-size regional distributors and small, local distributors; however, we also face competition from a number of national competitors, including Fastenal, Grainger, MSC Industrial, Watsco, Home Depot Pro (a division of The Home Depot, Inc.), Maintenance Supply Headquarters (a division of Lowe’s Companies, Inc.) and Ferguson.

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

Specialty Construction:

Construction & Industrial: Tilt-up brace systems, forming and shoring systems, concrete accessories and chemicals, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction.

Home Improvement Solutions: Kitchen cabinets, windows, plumbing materials, masonry, electrical equipment, lumber, flooring and tools and tool rentals for small remodeling, home improvement and do-it-yourself residential projects.

Intellectual property

Our trademarks and those of our subsidiaries are registered or otherwise legally protected in the U.S., Canada and elsewhere. We, together with our subsidiaries, own approximately 145 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply ®, USABluebook ®, Seasons ®, Brigade ®, Maintenance Warehouse ®, White Cap ®, Cotton Bay ®, Fido ®, Champion ®, Shield Security ®, Brafasco ® and AH Harris ®,we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third—party intellectual property are material to our business, taken as a whole. See “Part I. Item 1A. Risk Factors—Risks Relating to Our Business - If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.”

Employees

In domestic and international operations, we had approximately 11,500 employees as of February 2, 2020, consisting of approximately 7,500 hourly personnel and approximately 4,000 salaried employees.

As of February 2, 2020, less than 1% of our workforce was covered by collective bargaining agreements.

Regulation

Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the salability of our products. The transportation and disposal of many of our products are also subject to federal regulations. The DOT regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. See “Part I. Item 1A. Risk Factors—Risks Relating to Our Business—Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.”

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

The public may read and copy any such reports or other information that we file with the SEC. Such filings are available to the public over the internet at the SEC’s website at https://www.sec.gov. The SEC’s website is included in this annual report on Form 10-K as an inactive textual reference only.

In addition, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to the public through the “Investor Relations” portion of the Company’s website, www.hdsupply.com, as soon as reasonably practical after they are filed with the SEC. We include our website address in this filing only as an inactive textual reference. The information contained on our website is not incorporated by reference into this annual report on Form 10-K. You may also obtain a copy of any information that we file with the SEC at no cost by calling us, or writing to us, at the following address:

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

Historically, both new housing starts and residential remodeling have decreased in slow economic periods. In addition, residential construction activity can impact the level of non-residential construction activity. Other factors impacting the level of activity in the non-residential and residential construction markets include:

●	changes in interest rates;
●	unemployment rates;
●	availability of skilled labor;
●	high foreclosure rates and unsold/foreclosure inventory;
●	unsold new housing inventory;
●	availability of financing (including the impact of disruption in the mortgage markets);
●	adverse changes in industrial economic outlook;
●	a decrease in the affordability of homes;
●	vacancy rates;
●	capacity utilization;
●	capital spending;
●	commercial investment;
●	corporate profitability;
●	local, state and federal government regulation; and
●	shifts in populations away from the markets that we serve.

In the maintenance, repair and operations market, the level of activity depends largely on the number of units and occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because both of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could again adversely affect our business, financial condition, results of operations and cash flows, and could require us to close under-performing locations. While we operate in many markets in the U.S. and Canada, our business is particularly impacted by changes in the economies of California, Florida, and Texas.

In addition, the markets in which we compete are sensitive to general business and economic conditions in the U.S. and worldwide, including availability of credit, changes in interest rates, fluctuations in capital, credit, and mortgage markets, and changes in business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including our ability and the ability of our customers and suppliers to access capital. Weakness in the non-residential building construction market and the new residential construction market could have a significant adverse effect on our business, financial condition, results of operations, and cash flows. In addition, because of these factors, there may be fluctuations in our results of operations, and the results for any historical period may not be indicative of results for any future period.

We may be unable to maintain profitability.

We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

●	grow our revenue organically or through acquisitions;
●	improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;
●	achieve improvements in purchasing or maintain or increase our rebates from vendors through our vendor consolidation and/or low-cost country initiatives;
●	improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;
●	maintain or reduce our overhead and support expenses as we grow;
●	effectively evaluate future inventory reserves;
●	maintain an appropriate product mix, particularly with respect to our outlook, budgeting and strategic planning;
●	collect monies owed to us from customers;
●	maintain relationships with our significant customers; and
●	integrate any businesses acquired.

Any of these failures or delays may adversely affect our ability to increase our profitability.

We may be required to take impairment charges relating to our operations which could impact our future operating results.

As of February 2, 2020, goodwill represented approximately 42% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Our annual impairment test resulted in no impairment of goodwill during fiscal 2019, fiscal 2018, or fiscal 2017.

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

We occupy most of our locations under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a location, we may remain obligated under the applicable lease.

Most of our locations are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from three to seven years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close a location, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed locations could have a material adverse effect on our business and results of operations.

The markets in which we operate are highly competitive and fragmented, and demand for our products and services could decrease if we are not able to compete effectively.

The markets in which we operate are fragmented and highly competitive. Our competition includes other distributors and manufacturers that sell products directly to their respective customer bases. To a limited extent, retailers of electrical and plumbing fixtures and supplies, building materials, maintenance, repair and operations supplies and tools and equipment also compete with us. We also expect that new competitors may develop over time as internet-based enterprises become more reliable and refine their service capabilities. Competition varies depending on product offerings, customer classification and geographic area.

We compete with many local, regional and, in several markets and product categories, other national distributors. No assurance can be given that we will be able to effectively respond to these competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect our business, financial condition and results of operations. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

Additionally, customers historically have exerted pressure on their outside suppliers to keep prices low in the highly fragmented, competitive bid-based specialty concrete supply industry. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, results of operations, and cash flows may be adversely affected.

Our competitors continue to consolidate, which could cause markets to become more competitive and could negatively impact our business.

Although the markets in which we operate are currently highly fragmented, our competitors in the U.S. and Canada continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors, or as competitors with new business models are willing and able to operate with lower gross profits. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply.

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

The loss of our significant customers could adversely affect our financial condition.

We cannot guarantee that we will maintain or improve our relationships with our largest customers or that we will continue to supply these customers at historical levels. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past or deterioration in our relationship with any of our significant customers could significantly affect our financial condition, operating results and cash flows.

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

The majority of our Net sales volume is facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers and could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

Future strategic transactions could impact our reputation, business, financial position, results of operations and cash flows, and we may not achieve the acquisition component of our growth strategy.

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to successfully implement strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. Any current or future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

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

Acquisitions involve a number of special risks, including:

●	problems implementing disclosure controls and procedures for the newly acquired business;
●	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business;
●	potential adverse short-term effects on operating results through increased costs or otherwise;
●	diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business;
●	failure to successfully implement infrastructure, logistics and systems integration;
●	our business growth could outpace the capability of our systems; and
●	the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.

The maintenance, repair and operations market and the non-residential and residential construction markets are seasonal and cyclical.

Our highest volume of Net sales historically has occurred in our second and third fiscal quarters. Generally, during the winter months, construction and renovation activity declines due to inclement weather and shorter daylight hours. Our results of operations may vary significantly from period to period as a result of this seasonality.

In addition, the non-residential and residential construction markets are subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Prices of the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of our products. We have a limited ability to control the timing and amount of changes to prices that we pay for our products. In addition, the supply of our products fluctuates based on available manufacturing capacity. A shortage of capacity, or excess capacity, in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, results of operations, and cash flows.

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

A number of our locations serve customers that are either direct or indirect participants in the oil and gas industry. Additionally, a number of our locations are also geographically located in or near areas where the oil and gas industry is a significant component of the overall local economy, such as in Texas and in the various shale gas producing regions within the U.S. and Canada. If the prices of oil and gas remain relatively low and our customers are negatively impacted, then our customers’ demand for our products and services could also be negatively impacted which would have an adverse effect on our financial condition, results of operations and cash flows.

Product shortages may impair our operating results.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. Generally, our products are available from various sources and in sufficient quantities. However, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions could arise from shortages of raw materials (including petroleum products), labor disputes, actions taken to combat contagious disease and viral outbreaks or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control.

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

We rely on third-party suppliers and long supply chains. If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our logistics network and supply chains, our ability to timely and efficiently access products that meet our standards for quality and service our customers could be adversely affected.

We buy our products and supplies from suppliers located throughout the world. These suppliers manufacture and source products from the U.S. and abroad. Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

In addition, since some of the products that we distribute are produced in foreign countries, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.

The occurrence of one or more natural disasters or extreme weather such as earthquakes, blizzards, storms, hurricanes, floods, fires, droughts, tornadoes; viral contagions or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus, now known as COVID-19; geopolitical events, such as civil unrest, acts of terrorism or war (including security measures that could disrupt or impede our distribution networks and supply chains) in a country in which we operate or in which our suppliers are located could result in a disruption of our logistics or supply chain network. For example, should the COVID-19 outbreak continue or spread, it could disrupt our operations and those of our customers and suppliers. Any of these or other natural disasters, catastrophic events or disruptions could cause any of our locations to become non-operational, adversely affect our ability to timely obtain or deliver products and services, impair our ability to meet customer demand for products and services, or result in lost sales, additional costs, or penalties, and/or damage our reputation. Any of these adverse consequences could have a significant impact on our financial condition, results of operations and cash flows.

Evolving trade policies could continue to make sourcing product from foreign countries difficult and costly.

We source a significant amount of our products from outside of the U.S. Considerable political uncertainty exists in the U.S. and abroad that could result in continuing changes to the national and international trade policies around which we have built our sourcing practices and operations. Given our investment in our sourcing and logistics operations and infrastructure, as well as our reliance upon non-domestic suppliers, any significant changes to the U.S. trade policies (and those of other countries in response) may cause a material adverse effect on our ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. For example, the U.S. currently has imposed tariffs on many Chinese-origin goods and may continue to do so in the future. As a result, the cost of some of our products may increase and our margins could be reduced.

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

We have made, and will continue to make, significant technology investments in each of our business units and in our administrative functions. Our technology initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers with a better experience, while improving the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether.

Interruptions in the proper functioning of our IT systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

We use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions, manage our fabricating operations and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties upon whom we depend are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. Despite our policies, procedures and programs designed to ensure the integrity of our IT systems, we may not be effective in identifying and mitigating every risk to which we are exposed. Furthermore, from time to time we rely on IT systems which may be managed, hosted, provided and/or accessed by third parties or their vendors, to assist in conducting our business. Such relationships and access may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after a breach. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process and deliver customer orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

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

Our operations are principally affected by various statutes, regulations and laws in the 41 U.S. states and 6 Canadian provinces in which we operate. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the salability of our products. Changes in U.S. federal, state or local regulations governing the sale of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

We deliver products to many of our customers through our own fleet of vehicles. The DOT regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our Selling, general and administrative expenses and reduce our Net income.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute and install. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. From time to time, we are involved in construction defect and product liability claims relating to the products we distribute and fabricate, among other things. In certain situations, we have undertaken to voluntarily remediate any defects, which can be a costly measure. We also operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents.

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

From time to time, we are also involved in government inquiries and investigations, as well as class action, consumer, employment and tort proceedings, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide workers’ compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we are self-insured for our health benefits and maintain per employee stop-loss coverage. Although we believe that we have adequate stop-loss coverage for catastrophic claims to cap the risk of loss, our results of operations and financial condition may be adversely affected if the number and severity of claims that are not covered by stop-loss insurance increases.

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

Fluctuations in foreign currency exchange rates may reduce our revenues and profitability.

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

Our NOL carryforwards could be limited if we experience an “ownership change,” as defined in the Code.

As of February 2, 2020, we have significant state NOL carryforwards, which expire in various years through fiscal 2038. Our ability to deduct these NOL carryforwards against future taxable income is contingent on the generation of future taxable income in the jurisdiction of the prior NOL. Additionally, our ability to deduct NOL carryforwards could be limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our common stock, including sales or acquisitions of our common stock by stockholders and purchases and issuances of our common stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on our future results of operations and financial position.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which may impact our ability to compete.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete. Furthermore, the success of new products and new product lines will depend on market demand and there is a risk that new products and new product lines will not deliver expected results, which could negatively impact our future sales and results of operations. Our expansion into new markets may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.

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

Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, over the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation could be possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our internal fleet of trucks and other vehicles prematurely. In addition, new laws or future regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. Notwithstanding our dedication to being a responsible corporate citizen, it is reasonably possible that such legislation or regulation could impose material costs on us. Moreover, even without such legislation or regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies involved in the transportation of goods could harm our reputation and reduce customer demand for our products and services.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

We are required to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade, our systems, including IT, and we have implemented additional financial and management controls, reporting systems and procedures. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business both organically and through acquisition, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, IT and procedures in a timely and effective fashion, additional management and other resources of the Company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

Future changes in financial accounting standards may significantly change our reported results of operations.

The accounting principles generally accepted in the United States of America (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

As of February 2, 2020, we had an aggregate principal amount of $2,046 million of outstanding debt, net of unamortized discounts and unamortized deferred financing costs of $3 million and $18 million, respectively. In fiscal 2019, we incurred $110 million of interest expense.

The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

●	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
●	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and other purposes may be impaired in the future;
●	we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest;
●	we may be at a disadvantage compared to our competitors with less debt or with comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns;
●	our ability to refinance indebtedness may be limited or the associated costs may increase;
●	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;
●	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;
●	we may be more vulnerable to general adverse economic and industry conditions; and
●	our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

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

We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as debt under GAAP. In addition, the Senior ABL Facility provides a commitment of up to $1,000 million subject to a borrowing base. As of February 2, 2020, we were able to borrow an additional $598 million under the Senior ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

Our Senior ABL Facility and our Term Loan Facility contain covenants that, among other things, restrict or limit our subsidiaries’ ability to:

●	dispose of assets;
●	incur additional indebtedness (including guarantees of additional indebtedness);
●	prepay or amend our various debt instruments;
●	pay dividends and make certain payments;
●	create liens on assets;
●	engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets;
●	engage in certain transactions with affiliates; and
●	permit consensual restrictions on our subsidiaries’ ability to pay dividends.

The indentures governing our outstanding notes contain restrictive covenants that, among other things, limit the ability of our subsidiaries to:

●	incur additional debt;
●	make certain investments;
●	create liens;
●	transfer or sell assets; and
●	merge or consolidate with other companies.

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

A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such an effect may occur from changes in regulatory standards or industry practices, such as the transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. After giving effect to our interest rate swap agreement, each one percentage point increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $6 million based on balances as of February 2, 2020. Assuming all revolving loans were fully drawn, and after giving effect to our interest rate swap agreement, each one percentage point increase in interest rates would result in a $13 million increase in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

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

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
●	provide that vacancies on our Board of Directors, including newly-created directorships, shall be filled only by a majority vote of directors then in office;
●	prohibit stockholders from calling special meetings of stockholders;
●	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
●	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

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

Risks Relating to our Proposed Spinoff of our White Cap Business

The proposed spinoff of our White Cap business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us if not completed.

On September 24, 2019, we announced our intention to separate our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies. The transaction, expected to be structured as a distribution of the Construction & Industrial – White Cap business unit (“White Cap”) to the shareholders of Holdings in the 2020 calendar year, is expected to be tax free to the Company and its shareholders. The proposed spinoff is subject to various conditions and may be affected by unanticipated developments or changes in market conditions that could delay, prevent, or otherwise adversely affect the spinoff. Completion of the spinoff will be contingent upon several factors, including, but not limited to, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spinoff, receipt of a tax opinion regarding the tax-free status of the spinoff, execution of intercompany agreements, and the effectiveness of a registration statement with the SEC. For these and other reasons, the spinoff may not be completed as expected during 2020, if at all.

In pursuing the proposed spinoff, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

●	execution of the proposed spinoff will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;
●	completion of the spinoff will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, loss of, or inability to recruit key personnel needed to operate and grow our businesses and to complete the proposed spinoff;
●	completion of the spinoff may require certain management and procedural redundancies as we prepare for the separation of White Cap from HD Supply, which may result in operating inefficiencies; and
●	we will be required to pay certain costs and expenses relating to the spinoff, such as legal, accounting, and other professional fees, whether or not it is completed.

If the spinoff is not completed, we may experience negative reactions from the financial markets.

Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows, and the price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spinoff.

Although we believe that separating our White Cap business from HD Supply will provide financial, operational, managerial, and other benefits to us and our stockholders, the spinoff may not provide such results on the scope or scale we anticipate, and we may not realize the intended benefits of the spinoff. In addition, we will incur one-time costs in connection with the spinoff that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition. Further, if the proposed spinoff is completed, our operational and financial profile will change upon the separation of the White Cap business from HD Supply. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility.

If the proposed spinoff of our White Cap business is completed, we expect that the trading price of our common stock will decline.

We expect the trading price of our common stock immediately following the spinoff to be lower than immediately preceding the spinoff, as the trading price of our common stock will no longer reflect the value of our White Cap business.

Following the spinoff, the combined value of your common stock in HD Supply and White Cap may trade at an aggregate price less than what the Company’s common stock might trade at had the spinoff not occurred.

The common stock of each of HD Supply and White Cap that you may hold following the spinoff may collectively trade at a value less than the price at which the Company’s common stock might have traded at had the spinoff not occurred. Reasons for this potential difference include the future performance of either HD Supply or White Cap as separate, independent companies, and the future stockholder base and market for HD Supply’s common stock and those of the White Cap business and the prices at which these shares individually trade.

The spinoff could result in substantial tax liability.

The spinoff is conditioned on our receipt of an opinion from our tax advisors, in form and substance satisfactory to us, that the distribution of shares of our White Cap business in the spinoff will qualify as tax-free to the White Cap business, HD Supply, and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended, (“the Code”), and other members of our consolidated tax reporting group. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by the Company and the White Cap business which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such advisor in its opinion. The opinion will not be binding on the Internal Revenue Service, (“IRS”), or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

As of February 2, 2020, we had a network of approximately 310 locations, of which approximately 10 were owned and 300 were leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets. Our leased locations comprise approximately 15 million square feet while our owned locations comprise approximately 660,000 square feet. Our leases typically have an initial term that ranges from three to seven years, and the leases usually provide for the option to renew. On February 4, 2019, we purchased our leadership development and headquarters facility in Atlanta, Georgia, which is approximately 220,000 square feet. In addition, we lease approximately 110,000 square feet of corporate office space in Orlando, Florida. We believe our locations meet our current needs and that additional locations will be available as we expand in the future.

ITEM 3. LEGAL PROCEEDINGS

On July 10, 2017 and August 8, 2017, stockholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”). Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit. The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. On January 30, 2020, the parties executed a written stipulation and agreement to settle the litigation for a payment of $50 million, subject to court approval. On February 21, 2020, the Court approved the settlement on a preliminary basis and scheduled a final approval hearing for July 21, 2020. The full settlement amount is covered under the Company’s insurance policies. The Company and individual defendants continue to dispute the allegations in the complaints, and the settlement is without any admission of the allegations in the complaints.

On August 8, 2017, two stockholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants. The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed relating to the Amended Complaint is adjudicated.

On August 29, 2018, a stockholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants. The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions. The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling. The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

The Company intends to defend the derivative lawsuits vigorously. Given the stage of the complaints and the claims and issues presented, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. The Company has responded to the subpoena and intends to continue to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

Holdings’ common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “HDS.” As of March 9, 2020, there were approximately 16 registered holders of record and 634 restricted stock holders of Holdings’ common stock. No dividends were declared during fiscal 2019 or fiscal 2018.

Holdings’ common stock market prices*:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2019
High	$47.00	$46.51	$40.82	$41.38
Low	$41.45	$39.15	$37.15	$39.08
Fiscal Year 2018
High	$39.38	$44.96	$45.94	$41.95
Low	$35.50	$38.12	$36.47	$35.62
*	Price as of close of business

Stock Performance Graph

The graph below presents Holdings’ cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Industrial Select Sector SPDR® Fund (XLI) for our fiscal 2015-2019 years. The graph assumes $100 invested at the opening price of Holdings’ common stock on

NASDAQ and each index on February 1, 2015 and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	HD Supply		Industrial Select
	Holdings, Inc.	S&P 500 Index	SPDR® Fund (XLI)
February 1, 2015	$100	$100	$100
January 31, 2016	$91	$99	$94
January 29, 2017	$148	$120	$123
January 28, 2018	$137	$153	$157
February 3, 2019	$146	$147	$143
February 2, 2020	$141	$179	$165

Issuer Purchases of Equity Securities

On March 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate $500 million of its common stock. The Company will conduct repurchases under the share repurchase program in the open market and through broker negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion.

On November 30, 2018, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate $500 million of its common stock in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Exchange Act. Holdings completed the repurchase of all $500 million of common stock authorized under this share repurchase program in January 2020, purchasing approximately 13.0 million shares at an average price of $38.61 per share.

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During fiscal 2019, Holdings repurchased approximately 0.2 million shares at an average price of $42.25 per share.

The number and average price of shares repurchased in each fiscal month of the fourth quarter of fiscal 2019 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
	Total		Total Number of	Value of Shares that
	Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
October 29 - November 25	347,171	$39.47	347,171	$44,923,541
November 26 - December 23	569,824	$39.67	569,824	$22,450,077
December 24 - February 2	623,597	$39.90	623,597	$33,199
Total	1,540,592	$39.72	1,540,592
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.

HDS Securities

There is no established public trading market for HDS’s common stock. HDS had one record holder of common stock on February 2, 2020, and no equity securities of HDS are authorized for issuance under any equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

On March 5, 2018, HD Supply completed the acquisition of A.H. Harris. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) ASC 805, Business Combinations, the results of the acquisition are reflected in the Company’s consolidated financial statements from the date of acquisition forward. For additional information on the acquisition of A.H. Harris, see “Note 2, Acquisitions” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

In fiscal 2017, HD Supply sold its Waterworks business. In fiscal 2016, HD Supply sold its Interior Solutions business. In fiscal 2015, HD Supply sold its Power Solutions business. In accordance with ASC 205-20, Discontinued Operations, the results of the Waterworks, Interior Solutions, and Power Solutions operations and the gain/loss on disposition of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of the businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations have been revised to reflect this presentation. For additional information on the discontinued operations, see “Note 3, Discontinued Operations” in the Notes to Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

Selected consolidated financial information

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2020	2019	2018	2017	2016
	(Dollars in millions, except per share amounts)
Statement of income data:
Net sales	$6,146	$6,047	$5,121	$4,819	$4,615
Cost of sales	3,743	3,672	3,088	2,894	2,801
Gross profit	2,403	2,375	2,033	1,925	1,814
Operating expenses:
Selling, general and administrative	1,566	1,543	1,334	1,269	1,184
Depreciation and amortization	106	99	85	84	97
Restructuring and separation	8	9	6	7	8
Total operating expenses	1,680	1,651	1,425	1,360	1,289
Operating income	723	724	608	565	525
Interest expense	110	130	166	269	394
Interest income	—	(1)	(2)	—	—
Loss on extinguishment & modification of debt	—	69	84	179	100
Other (income) expense, net	—	—	—	—	1
Income from continuing operations before provision for income taxes and discontinued operations	613	526	360	117	30
Provision (benefit) for income taxes	162	135	193	51	(1,170)
Income from continuing operations	451	391	167	66	1,200
Income from discontinued operations, net of tax	1	3	803	130	272
Net income	$452	$394	$970	$196	$1,472
Weighted Average Common Shares Outstanding(1):
Basic (thousands)	166,405	181,099	192,236	199,385	197,011
Diluted (thousands)	166,989	181,929	193,668	202,000	201,308
Basic Earnings Per Share(1):
Income from continuing operations	$2.71	$2.16	$0.87	$0.33	$6.09
Income from discontinued operations	0.01	0.02	4.18	0.65	1.38
Net income	$2.72	$2.18	$5.05	$0.98	$7.47
Diluted Earnings Per Share(1):
Income from continuing operations	$2.70	$2.15	$0.86	$0.33	$5.96
Income from discontinued operations	0.01	0.02	4.15	0.64	1.35
Net income	$2.71	$2.17	$5.01	$0.97	$7.31
Balance sheet data (end of period):
Cash and cash equivalents	$34	$38	$558	$75	$269
Total assets	4,715	4,233	4,318	5,707	6,016
Total debt(2)	2,046	2,140	2,101	3,812	4,311
Total stockholders’ equity	1,352	1,281	1,466	960	744
Other financial data (unaudited):
Working capital(3)	$849	$840	$1,254	$1,004	$1,112
Weighted average effective interest rate less deferred financing costs	5.1%	6.0%	5.4%	6.3%	7.9%
Adjusted EBITDA(4)	873	871	731	680	650
Adjusted net income(4)	596	619	447	302	135
Capital expenditures	106	115	94	81	86
Depreciation & amortization(5)	113	106	90	88	100
Amortization of acquisition‑related intangibles (other than software)	23	22	12	12	12
Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$677	$584	$502	$513	$422
Cash flows provided by (used in) investing activities, net	(112)	(477)	2,329	(21)	726
Cash flows provided by (used in) financing activities, net	(569)	(627)	(2,348)	(687)	(962)
(1)	Weighted average shares and earnings per share are for Holdings. Due to rounding, amounts may not add to totals.
(2)	Total debt includes current and non-current installments of long-term debt, capital leases (for all years prior to fiscal 2019) and associated discounts, premiums, and deferred financing costs.
(3)	We define working capital as current assets (including cash) minus current liabilities, which include the current portion of long-term debt and accrued interest thereon and the current portion of operating lease liabilities.

(4)	Adjusted EBITDA and Adjusted net income are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance. For additional detail, including a reconciliation from net income and income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA and Adjusted net income for the periods presented, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Adjusted EBITDA and Adjusted net income.”
(5)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. We have approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 600,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

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

Construction & Industrial.    Construction & Industrial distributes concrete accessories and chemicals, specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors. Products include tilt-up brace systems, forming and shoring systems, hand and power tools, cutting tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, erosion and sediment control equipment and other engineered materials used broadly across all types of non-residential and residential construction. Construction & Industrial also includes Home Improvement Solutions which offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals.

In addition to the reportable segments, our consolidated financial results include “Corporate and Eliminations” which incurs costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions. All Corporate operating overhead costs are allocated to the reportable segments. Interest expense, interest income, other non-operating income and expense, and provision for income taxes are not allocated to the reportable segments. The Company does not allocate Corporate assets to its reportable segments.

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

On March 5, 2018, our Construction & Industrial business acquired A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $359 million in cash, adjusted for the final working capital settlement received in the second half of fiscal 2019. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern United States. For additional detail related to the acquisition of A.H. Harris, see “Note 2, Acquisitions,” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

In accordance with ASC 205-20, Discontinued Operations, the results of the Waterworks operation and the gain/loss on the sale and disposal of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of the business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ended February 2, 2020 (“fiscal 2019”) included 52 weeks. The fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks. The fiscal year ended January 29, 2018 (“fiscal 2017”) included 52 weeks.

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

Adjusted EBITDA and Adjusted net income

Adjusted EBITDA and Adjusted net income are not recognized terms under generally accepted accounting principles in the U.S. (“GAAP”) and do not purport to be alternatives to Net income as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income enhances our investors’ overall understanding of the financial performance of our business. We believe Adjusted EBITDA and Adjusted net income are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments.

Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is defined in HDS’s Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (each, as defined in the Senior ABL Facility). Adjusted EBITDA is defined as Net income less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization, and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements, permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, capital resources and financial condition — External Financing.”

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

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2020	2019	2018	2017	2016
Net income	$452	$394	$970	$196	$1,472
Less income from discontinued operations, net of tax	1	3	803	130	272
Income from continuing operations	451	391	167	66	1,200
Interest expense, net	110	129	164	269	394
Provision (benefit) for income taxes(i)	162	135	193	51	(1,170)
Depreciation and amortization(ii)	113	106	90	88	100
Loss on extinguishment & modification of debt(iii)	—	69	84	179	100
Restructuring and separation charges(iv)	8	9	6	7	8
Stock‑based compensation	23	26	26	20	16
Acquisition and integration costs(v)	5	6	1	—	—
Other	1	—	—	—	2
Adjusted EBITDA	$873	$871	$731	$680	$650
(i)	During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.
(ii)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(iii)	Represents the loss on extinguishment of debt, including the premium paid to repurchase or call the debt, as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modification.
(iv)	Represents the costs incurred for separation activities and strategic alignment of workforce. For additional information, see “Note 15, Restructuring and Separation Activities” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”
(v)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris.

The following table presents a reconciliation of Net income and Income from continuing operations, the most directly comparable financial measures under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2020	2019	2018	2017	2016
Net income	$452	$394	$970	$196	$1,472
Less income from discontinued operations, net of tax	1	3	803	130	272
Income from continuing operations	451	391	167	66	1,200
Plus: Provision (benefit) for income taxes(i)	162	135	193	51	(1,170)
Less: Cash income taxes(ii)	(53)	(13)	(16)	(13)	(16)
Plus: Amortization of acquisition‑related intangible assets (other than software)	23	22	12	12	12
Plus: Loss on extinguishment & modification of debt(iii)	—	69	84	179	100
Restructuring and separation charges(iv)	8	9	6	7	8
Acquisition and integration costs(v)	5	6	1	—	—
Other	—	—	—	—	1
Adjusted Net Income	$596	$619	$447	$302	$135
(i)	During the fiscal year ended January 31, 2016, the Company recorded a $1,007 million tax benefit for the reversal of substantially all of the valuation allowance on its U.S. net deferred tax assets and a $189 million tax benefit for the reduction in unrecognized tax benefits as a result of IRS and state audit settlements.
(ii)	Cash paid for income taxes in the fiscal year ended January 28, 2018 excludes $13 million in tax payments related to the sale of the Waterworks business unit.
(iii)	Represents the loss on extinguishment of debt, including the premium paid to repurchase or call the debt, as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.
(iv)	Represents the costs incurred for separation activities and strategic alignment of workforce. For additional information, see “Note 15, Restructuring and Separation Activities” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”
(v)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris.

Consolidated results of operations

				Percentage
	Fiscal Year			Increase (Decrease)
Dollars in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$6,146	$6,047	$5,121	1.6	18.1
Gross profit	2,403	2,375	2,033	1.2	16.8
Operating expenses:
Selling, general & administrative	1,566	1,543	1,334	1.5	15.7
Depreciation & amortization	106	99	85	7.1	16.5
Restructuring and separation	8	9	6	(11.1)	50.0
Total operating expenses	1,680	1,651	1,425	1.8	15.9
Operating income	723	724	608	(0.1)	19.1
Interest expense	110	130	166	(15.4)	(21.7)
Interest (income)	—	(1)	(2)	*	(50.0)
Loss on extinguishment & modification of debt	—	69	84	*	(17.9)
Income from continuing operations before provision for income taxes	613	526	360	16.5	46.1
Provision for income taxes	162	135	193	20.0	(30.1)
Income from continuing operations	451	391	167	15.3	*
Income from discontinued operations, net of tax	1	3	803	(66.7)	*
Net Income	$452	$394	$970	14.7	(59.4)

Non‑GAAP Financial Data:
Adjusted EBITDA	$873	$871	$731	0.2	19.2
Adjusted net income	$596	$619	$447	(3.7)	38.5
*	not meaningful

	% of Net sales			Basis Point
	Fiscal Year			Increase (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	100.0%	100.0%	100.0%	—	—
Gross profit	39.1	39.3	39.7	(20)	(40)
Operating expenses:
Selling, general & administrative	25.5	25.5	26.0	—	(50)
Depreciation & amortization	1.7	1.7	1.7	—	—
Restructuring and separation	0.1	0.1	0.1	—	—
Total operating expenses	27.3	27.3	27.8	—	(50)
Operating income	11.8	12.0	11.9	(20)	10
Interest expense	1.8	2.2	3.2	(40)	(100)
Interest (income)	—	—	—	—	—
Loss on extinguishment & modification of debt	—	1.1	1.7	(110)	(60)
Income from continuing operations before provision for income taxes	10.0	8.7	7.0	130	170
Provision for income taxes	2.6	2.2	3.8	40	(160)
Income from continuing operations	7.4	6.5	3.2	90	330
Income from discontinued operations, net of tax	—	—	15.7	*	*
Net Income	7.4	6.5	18.9	90	*

Non‑GAAP Financial Data:
Adjusted EBITDA	14.2	14.4	14.3	(20)	10
Adjusted net income	9.7	10.2	8.7	(50)	150
*	Not meaningful

Fiscal 2019 compared to fiscal 2018

Highlights

Net sales in fiscal 2019 increased $99 million, or 1.6%, compared to fiscal 2018. Operating income in fiscal 2019 decreased $1 million, or 0.1%, to $723 million during fiscal 2019 as compared to fiscal 2018. Net income in fiscal 2019 increased $58 million to $452 million as compared to fiscal 2018. Adjusted EBITDA in fiscal 2019 increased $2 million, or 0.2%, as compared to fiscal 2018. Adjusted net income in fiscal 2019 decreased $23 million, or 3.7%, as compared to fiscal 2018. As of February 2, 2020, our liquidity was $628 million. See “Liquidity, capital resources and financial condition” for further information.

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies with the separation expected to be completed in the middle of fiscal 2020. In light of the current business environment and in order to begin the establishment of two separate standalone businesses, the Company made personnel changes and began assessing the separation process, resulting in the recognition of $8 million in restructuring and separation charges in fiscal 2019. These charges were primarily related to professional fees incurred to execute the separation, and, to a lesser extent, severance and other employee-related costs. The Company is in the early stages of estimating total costs for the separation of the businesses. Fiscal 2019 included the reversal of $2 million of restructuring expenses originally recognized in fiscal 2018. The reversal resulted from the favorable termination of the lease associated with the Company’s previous corporate headquarters, which was exited in fiscal 2018. For additional information, see “Note 15, Restructuring and Separation Activities” in the Notes to Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

Net sales

Net sales increased $99 million, or 1.6%, to $6,146 million during fiscal 2019 as compared to fiscal 2018.

Both of our reportable segments delivered an increase in Net sales during fiscal 2019 as compared to fiscal 2018. The Net sales increases were primarily due to increases in market volume and growth initiatives at each of our businesses and, to a lesser extent, the acquisition of A.H. Harris by Construction & Industrial. Organic sales growth, which excludes A.H. Harris sales in fiscal 2019 through March 4, 2019 (the one-year anniversary of the acquisition), was $75 million, or 1.2%, during fiscal 2019 as compared to fiscal 2018. In addition, fiscal 2019 included 52 weeks as compared to 53 weeks in fiscal 2018. On a 52-week basis, organic sales growth was $179 million, or 3.0%, during fiscal 2019 as compared to fiscal 2018. Growth initiatives contributed approximately $101 million in fiscal 2019.

Gross profit

Gross profit increased $28 million, or 1.2%, to $2,403 million during fiscal 2019 as compared to fiscal 2018.

Both of our reportable segments delivered an increase in Gross profit in fiscal 2019 as compared to fiscal 2018 due to sales growth from growth initiatives and increased market volume.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 20 basis points to 39.1% in fiscal 2019 as compared to 39.3% in fiscal 2018. Gross margins declined at both Facilities Maintenance and Construction & Industrial in fiscal 2019 as compared to fiscal 2018.

Operating expenses

Operating expenses increased $29 million, or 1.8%, during fiscal 2019 as compared to fiscal 2018.

Selling, general, and administrative expenses increased $23 million, or 1.5%, during fiscal 2019 as compared to fiscal 2018. The increase was primarily a result of increases in variable expenses due to higher sales volume and increased investments in growth initiatives, primarily facilities. In addition, Selling, general, and administrative expenses included $5 million and $6 million of costs in fiscal 2019 and fiscal 2018, respectively, related to acquisition and integration activities. Depreciation and amortization expense increased $7 million, or 7.1%, during fiscal 2019 as compared to fiscal 2018, primarily due to investments in facilities and technology.

Operating expenses as a percentage of Net sales was flat in fiscal 2019 as compared to fiscal 2018.

Operating income

Operating income decreased $1 million, or 0.1%, to $723 million during fiscal 2019 as compared to fiscal 2018. The increase in Selling, general, and administrative expenses and Depreciation and amortization expense were partially offset by an increase in gross profit and reduction in restructuring and separation charges.

Operating income as a percentage of Net sales decreased approximately 20 basis points to 11.8% in fiscal 2019 as compared to fiscal 2018. The decline in gross margin and increased investments in growth initiatives were partially offset by the leverage of fixed costs through sales volume increases.

Interest expense

Interest expense decreased $20 million, or 15.4%, during fiscal 2019 as compared to fiscal 2018. The decrease was primarily due to a decrease in the average effective interest rate, including the impact of lower non-cash amortization of deferred financing costs as a result of refinancing activities in fiscal 2018.

Loss on extinguishment and modification of debt

During fiscal 2018, our debt refinancing and redemption activities resulted in charges of $69 million recorded in accordance with ASC 470-50, Debt-Modifications and Extinguishments.

On October 22, 2018, HDS amended its senior secured term loan facility (the “Term Loan Facility”), incurring a modification and extinguishment charge of $5 million, which includes financing fees and other costs of $3 million and the write-off of $2 million of unamortized discount and deferred financing costs.

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

See “Liquidity, capital resources and financial condition – External financing” for further information.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in fiscal 2019 was $162 million compared to $135 million in fiscal 2018. The effective rate for continuing operations for fiscal 2019 was 26.4%, which was primarily impacted by the geographical mix of where income was generated and state income tax law changes. The effective rate for continuing operations for fiscal 2018 was 25.7% which was primarily impacted by the geographical mix of where income was generated.

As of the end of fiscal 2019, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $893 million for U.S. state tax purposes. The current level of pre-tax earnings under GAAP is sufficient to generate the minimum amount of future taxable income to realize our U.S. federal and the majority of our state tax deferred assets prior to their expiration. As of the end of fiscal 2019 and fiscal 2018, the Company’s remaining valuation allowance on its U.S. deferred tax assets was approximately $6 million and $7 million, respectively.

As of February 2, 2020, the Company has approximately $47 million of tax-effected state NOL carryforwards that can be used to offset cash income taxes due on future earnings.

Adjusted EBITDA

Adjusted EBITDA increased $2 million, or 0.2%, in fiscal 2019 as compared to fiscal 2018. Construction & Industrial generated an increase in Adjusted EBITDA in fiscal 2019 as compared to fiscal 2018, while Facilities Maintenance was flat in fiscal 2019 as compared to fiscal 2018.

The increase in Adjusted EBITDA was primarily due to the increase in sales volume, partially offset by the increase in Operating expenses. Adjusted EBITDA as a percentage of Net sales decreased approximately 20 basis points to 14.2% in fiscal 2019 as compared to fiscal 2018, primarily due to investments in growth initiatives, increases in certain variable cost rates, and a decline in gross margin.

Adjusted net income

Adjusted net income decreased $23 million, or 3.7%, in fiscal 2019 as compared to fiscal 2018. The decrease in Adjusted net income was attributable to increased cash tax payments, partially offset by lower interest expense.

Fiscal 2018 compared to fiscal 2017

Highlights

Net sales in fiscal 2018 increased $926 million, or 18.1%, compared to fiscal 2017. Operating income in fiscal 2018 increased $116 million, or 19.1%, to $724 million during fiscal 2018 as compared to fiscal 2017. Net income in fiscal 2018 decreased $576 million to $394 million as compared to fiscal 2017 due primarily to an $800 million decrease in Income from discontinued operations, net of tax. Adjusted EBITDA in fiscal 2018 increased $140 million, or 19.2%, as compared to fiscal 2017. Adjusted net income in fiscal 2018 increased $172 million, or 38.5%, as compared to fiscal 2017 due primarily to growth in operations, and to a lesser extent, a decline in interest expense as a result of lower outstanding debt balances. As of February 3, 2019, our liquidity was $589 million. See “Liquidity, capital resources and financial condition” for further information.

On March 5, 2018, the Company completed the acquisition of A.H. Harris, expanding Construction & Industrial’s market presence in the northeastern U.S.

In fiscal 2017, the Company completed the sale of its Waterworks business. The Company recognized a gain on the sale of approximately $732 million, net of tax of $197 million, reflected in Income from discontinued operations, net of tax, in the Consolidated Statement of Operations. For additional information, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s talent alignment and functional support strategies. Consequently, during the second half of fiscal 2017, management initiated a restructuring plan that included reducing workforce personnel and realigning talent. In addition, the Company relocated its corporate headquarters in fiscal 2018. Management completed the activities under this plan during second quarter 2018, resulting in a total of $15 million in charges incurred during fiscal 2017 and fiscal 2018. For additional information, see “Note 15, Restructuring and Separation Activities” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Gross margin decreased approximately 40 basis points to 39.3% in fiscal 2018 as compared to 39.7% in fiscal 2017. The acquisition of A.H. Harris contributed to the decline in gross margin, unfavorably impacting gross margin by approximately 40 basis points during fiscal 2018 as compared to fiscal 2017. Gross margin was also unfavorably impacted by organic Net sales growth, net of change in selling days in the lower margin Construction & Industrial business at 12.4% outpacing growth in the higher margin Facilities Maintenance business at 6.6%. These unfavorable impacts were partially offset by an improvement in gross margin of approximately 40 basis points at Facilities Maintenance in fiscal 2018 as compared to fiscal 2017.

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

On October 22, 2018, HDS amended its Term Loan Facility, incurring a modification and extinguishment charge of $5 million, which includes financing fees and other costs of $3 million and the write-off of $2 million of unamortized discount and deferred financing costs.

On October 11, 2018, HDS used the net proceeds from the issuance of the October 2018 Senior Unsecured Notes, together with available cash and borrowings on the Senior ABL Facility, to redeem all of the outstanding $1,000 million aggregate principal of the April 2016 Senior Unsecured Notes, incurring a $64 million loss on extinguishment of debt, which includes a $56 million make-whole premium and the write-off of $8 million of unamortized deferred financing costs.

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

On September 1, 2017, HDS redeemed all of the outstanding $1,250 million aggregate principal amount of its 5.25% Senior Secured First Priority Notes (the “December 2014 First Priority Notes”), incurring a $73 million loss on extinguishment of debt, which includes a $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs.

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

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility, to repay $100 million of its aggregate principal of approximately $842 million tranche of Term Loans (the “Term B-1

Loans”) incurring a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs.

On April 5, 2017, HDS amended its Senior ABL Facility, incurring a $1 million loss on extinguishment of debt for the write-offs of unamortized deferred financing costs.

See “Liquidity, capital resources and financial condition - External financing” for further information.

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

As of the end of fiscal 2018, the minimum amount of future taxable income that needs to be generated to realize the deferred tax assets is approximately $321 million for U.S. federal tax purposes and $1,364 million for U.S. state tax purposes. The current level of pre-tax earnings under GAAP is sufficient to generate the minimum amount of future taxable income to realize our U.S. federal and the majority of our state tax deferred assets prior to their expiration. As of the end of fiscal 2018 and fiscal 2017, the Company’s remaining valuation allowance on its U.S. deferred tax assets was approximately $7 million.

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

Results of operations by reportable segment

Facilities Maintenance

	Fiscal Year			Increase (Decrease)
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(Dollars in millions)
Net sales	$3,130	$3,089	$2,847	1.3%		8.5%
Operating income	$474	$478	$434	(0.8)%		10.1%
% of Net sales	15.1%	15.5%	15.2%	(40)	bps	30	bps
Depreciation and amortization	54	48	45	12.5%		6.7%
Other	18	20	20	(10.0)%		—
Adjusted EBITDA	$546	$546	$499	—		9.4%
% of Net sales	17.4%	17.7%	17.5%	(30)	bps	20	bps
*	not meaningful

Fiscal 2019 compared to fiscal 2018

Net Sales

Net sales increased $41 million, or 1.3%, in fiscal 2019 as compared to fiscal 2018. The 53rd week in fiscal 2018 contributed approximately $53 million in Net sales. On a 52-week basis, Net sales increased $94 million, or 3.1%, in fiscal 2019 as compared to fiscal 2018.

The increase in Net sales was driven by growth in the multi-family and institutional industries and growth initiatives, partially offset by the impacts of a slow HVAC season and disruptions during the second quarter at our Atlanta distribution center unfavorably impacting our service capabilities in the Southeast U.S. We have since fully restored our service capabilities. The growth initiatives consist of investments in personnel, products, and technology aligned with our selling channels, such as our sales force, e-commerce site and mobile applications, and our enabling functions, such as supply chain and data analytics.

Adjusted EBITDA

Adjusted EBITDA was flat in fiscal 2019 as compared to fiscal 2018. The 53rd week in fiscal 2018 contributed approximately $10 million in Adjusted EBITDA.

On a 52-week basis, Adjusted EBITDA increased as a result of the higher sales volume, but was negatively impacted by an increase in Selling, general, and administrative expenses. The increase in Selling, general, and administrative expense was primarily related to facility expansions and inflation on lease renewals and freight. This was partially offset by a decrease in personnel costs as a result of lower incentive compensation, partially offset by inflation in other employee benefits.

Adjusted EBITDA as a percentage of Net sales decreased approximately 30 basis points in fiscal 2019 as compared to fiscal 2018. The decrease was driven by a decline in gross margin of approximately 30 basis points, increased facilities and equipment costs as a percentage of Net sales, and increased variable cost rates, offset by a reduction in personnel costs as a percentage of Net sales.

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

Construction & Industrial

	Fiscal Year			Increase (Decrease)
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(Dollars in millions)
Net sales	$3,019	$2,961	$2,279	2.0%		29.9%
Operating income	$249	$246	$174	1.2%		41.4%
% of Net sales	8.2%	8.3%	7.6%	(10)	bps	70	bps
Depreciation and amortization	59	58	45	1.7%		28.9%
Other	19	21	13	(9.5)%		61.5%
Adjusted EBITDA	$327	$325	$232	0.6%		40.1%
% of Net sales	10.8%	11.0%	10.2%	(20)	bps	80	bps
*	not meaningful

Fiscal 2019 compared to fiscal 2018

Net Sales

Net sales increased $58 million, or 2.0%, in fiscal 2019 as compared to fiscal 2018. On an organic basis, sales growth was 1.1% in fiscal 2019 as compared to fiscal 2018. The 53rd week in fiscal 2018 contributed approximately $51 million in organic Net sales. On a 52-week basis, organic Net sales increased $85 million, or 2.9%, in fiscal 2019 as compared to fiscal 2018.

Growth initiatives contributed to the increase in Net sales in fiscal 2019 driven by our Managed Sales Approach (‘‘MSA’’), new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in the non-residential market.

Adjusted EBITDA

Adjusted EBITDA increased $2 million, or 0.6%, in fiscal 2019 as compared to fiscal 2018. The 53rd week in fiscal 2018 contributed approximately $3 million in Adjusted EBITDA.

The increase in Adjusted EBITDA in fiscal 2019 as compared to fiscal 2018 was primarily driven by increased sales volume, partially offset by increased Selling, general and administrative costs related to inflation on lease renewals and increased personnel expenses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 20 basis points in fiscal 2019 as compared to fiscal 2018. The decrease was driven by an approximately 10 basis points decrease in gross margin and an increase in Selling, general and administrative expenses as percentage of Net sales. Selling, general and administrative expenses as a percentage of Net sales increased primarily due to inflation on real estate and equipment lease renewals and employee benefit costs.

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

Growth initiatives contributed to the increase in Net sales in fiscal 2018 driven by our MSA, new locations, and direct marketing initiatives. MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management. In addition, Net sales were positively impacted by end-market improvement in the non-residential housing market.

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

During fiscal 2019, the Company’s use of cash was primarily driven by net repayments of debt, purchase of treasury shares, and capital expenditures. These uses were substantially offset by cash provided by operations.

As of February 2, 2020, our combined liquidity of approximately $628 million was comprised of $34 million in cash and cash equivalents and $594 million of additional available borrowings (excluding $4 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	Amounts in millions
Net cash provided by (used for):
Operating activities	$677	$584	$502
Investing activities	(112)	(477)	2,329
Financing activities	(569)	(627)	(2,348)

Free cash flow:
Operating activities	$677	$584	$502
Less: Capital expenditures	(106)	(115)	(94)
Free cash flow	$571	$469	$408

Working capital

Working capital, excluding cash and cash equivalents, was $815 million as of February 2, 2020, increasing $13 million as compared to $802 million as of February 3, 2019. Working capital increased as a result of business growth that resulted in increases in Receivables and Inventory, offset by increases in Accounts Payable. The change in working capital also included an increase of $110 million for the Current portion of lease liabilities due to the adoption of ASC 842, Leases, on the first day of fiscal 2019 offset by a decrease of $87 million in Other current liabilities for the payment of the corporate headquarters financing liability. Additionally, working capital increased as a result of a decline in Accrued compensation and benefits due to timing of payments.

Operating activities

During fiscal 2019 cash provided by operating activities was $677 million compared to $584 million in fiscal 2018. Cash interest paid in fiscal 2019 was $105 million, compared to $121 million in fiscal 2018. Cash flows from operating activities included payments of $4 million of original issue discounts related to the extinguishment of a portion of the Term Loans in fiscal 2018. Excluding the cash interest payments in both periods and original issue discounts paid, cash flows from operating activities for continuing operations increased approximately $73 million in fiscal 2019 as compared to fiscal 2018. The increase in operating cash flows excluding interest and original issue discount is primarily attributable to growth in earnings and efficiency in use of working capital, partially offset by cash tax payments.

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

Investing activities

During fiscal 2019, cash used by investing activities was $112 million, primarily comprised of $106 million of capital expenditures.

During fiscal 2018, cash used by investing activities was $477 million, comprised of $362 million for the acquisition of A.H. Harris and $115 million of capital expenditures.

During fiscal 2017, cash provided by investing activities was $2,329 million, primarily comprised of $2,421 of cash proceeds from the sales of businesses, partially offset by $94 million of capital expenditures.

Financing activities

During fiscal 2019, cash used in financing activities was $569 million, primarily due to purchases of treasury shares of $385 million, net debt repayments of $98 million, the payment of the corporate headquarters financing liability of $88 million, and tax withholdings on stock-based awards of $6 million, partially offset by net proceeds from employee stock-based awards activities of $9 million.

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

External financing

As of February 2, 2020, HDS had an aggregate principal amount of $2,067 million of outstanding debt, net of unamortized original issue discounts and unamortized deferred financing costs of $3 million and $18 million, respectively, and an additional $598 million of available borrowings under its Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $4 million of borrowings available on qualifying cash balances). We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

For additional information, see “Note 6, Debt,” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

Commodity and interest rate risk

Commodity risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity-based products that we purchase and sell, which contain commodities such as steel and refrigerants. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of scale in purchasing and inventory management, resulting in cost reductions and productivity improvements, as well as price increases to maintain reasonable gross margins.

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

HDS’s Senior ABL Facility and Term Loan Facility bear variable interest rates.

●	The Senior ABL Facility bears interest (i) in the case of U.S. dollar denominated loans, either at LIBOR or the Prime Rate, at the option of the Company, plus applicable borrowing margins and (ii) in the case of Canadian dollar denominated loans, either at the BA Rate or the Canadian Prime Rate, at the option of the Company, plus applicable borrowing margins. The borrowing margins are defined by a pricing grid, as included in the ABL Facility agreement, based on average excess availability for the previous quarter.

●	The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings, with a LIBOR floor of zero.

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

After giving effect to our interest rate swap agreement, a 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $6 million based on our outstanding borrowings as of February 2, 2020. See “Part 1. Item 1A. Risk Factors — Risks Relating to Our Indebtedness — Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.”

Off-balance sheet arrangements

Prior to our adoption of ASC 842, Leases, in fiscal 2019, our operating leases were not reflected in Consolidated Balance Sheets.

Contractual obligations

The following table discloses aggregate information about our contractual obligations as of February 2, 2020 and the periods in which payments are due (amounts in millions):

		Payments due by period
		Fiscal	Fiscal	Fiscal	Fiscal years
	Total	2020	2021 - 2022	2023 - 2024	after 2024
Long-term debt	$2,067	$11	$282	$1,024	$750
Interest on long-term debt(i)	471	97	185	120	69
Operating leases	588	132	225	129	102
Purchase obligations(ii)	224	217	7	—	—
Total contractual cash obligations	$3,350	$457	$699	$1,273	$921
(i)	The interest rates for the Senior ABL Facility and Term Loans are calculated based on the rates as of February 2, 2020. Total future interest on long-term debt includes the effect of the interest rate swap agreement.
(ii)	Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel. The Company has IT service contracts payable through fiscal 2024.

Recent accounting pronouncements

See “Note 1, Nature of Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Allowance for doubtful accounts

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of aged receivables. This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in our historical collection patterns. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and, as a result, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.

Inventories

Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all of our inventories is determined by the moving or weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, each location’s perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

Consideration received from vendors

We enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2020 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Business Combinations, Goodwill, and Other Intangible Assets

We allocate the purchase price paid for business acquisitions to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price paid over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase price paid requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, timing and amounts of future expected cash flows of acquired customers and trade names from a market participant perspective, estimated revenue growth rates, estimates of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

We assess each reporting unit qualitatively to determine if it is more likely than not that the fair value of one, or more, of our reporting units is less than its book value. If based on the qualitative analysis, we conclude that it is more likely than not that the fair value of one, or more, of our reporting units fair values is less than its book value, we determine the fair value of the reporting unit, or units, for further testing using a quantitative method.

Quantitatively, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

There was no indication of impairment in any of the Company’s reporting units in the fiscal 2019, fiscal 2018 or fiscal 2017 annual tests.

The Company’s DCF model is based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company’s goodwill could be further impaired. It is not possible at this time to determine if any such future impairment charge would result.

Income Taxes

Income taxes are determined under the asset and liability method as required by ASC 740, Income Taxes. Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

At February 2, 2020, the Company’s U.S. operations continued to have cumulative consolidated pre-tax income for the most recent three-year period. Management concluded that as a consequence of the Company’s three-year cumulative consolidated pre-tax income, generating taxable income in fiscal 2017, 2018, and 2019, the Company’s long NOL carryforward periods, a significant reduction in the Company’s recent interest expense, and the Company’s business plan for fiscal 2020 and beyond showing continued profitability, that it is more likely than not that substantially all of the Company’s U.S. deferred tax assets will be realized. As a result, the Company concluded that no additional valuation allowance on its U.S. Federal and state deferred tax assets was necessary.

The Company follows the GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.

For the Global Intangible Low-Tax Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017, the Company has elected GILTI as a period cost if and when incurred.

Self-insurance

We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and we are self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. To the extent the projected future development of the losses resulting from environmental, workers’ compensation, automobile, general and product liability claims incurred as of February 2, 2020 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

Stock-Based Compensation

Our stock option expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate an expected forfeiture rate on all of our stock-based compensation awards and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See “Note 12—Stock Based Compensation and Employee Benefit Plans” in the Notes to the Consolidated Financial Statements within “Part II. Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is included under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Commodity and interest rate risk.”

HD SUPPLY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	64

HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	67

HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	69
Consolidated balance sheets as of February 2, 2020 and February 3, 2019	70
Consolidated statements of stockholders’ equity for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	71
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	72

HD Supply, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	73
Consolidated balance sheets as of February 2, 2020 and February 3, 2019	74
Consolidated statements of stockholder’s equity for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	75
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	76
Notes to Consolidated Financial Statements	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HD Supply Holdings, Inc. and its subsidiaries (the “Company”) as of February 2, 2020 and February 3, 2019, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 2, 2020, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended February 2, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Liabilities – Workers’ Compensation

As described in Note 1 to the consolidated financial statements, the Company has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. As of February 2, 2020, self-insurance liabilities totaled approximately $50 million. Losses related to workers’ compensation are a portion of total self-insurance liabilities. Management estimates self-insurance losses for claims filed and claims incurred but not reported, which are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

The principal considerations for our determination that performing procedures relating to workers’ compensation self-insurance liabilities is a critical audit matter are there was significant judgment by management when developing the estimated workers’ compensation self-insurance losses. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to the estimated workers’ compensation self-insurance liabilities and significant assumptions, including loss development factors and actuarial assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of workers’ compensation self-insurance liabilities, including controls over the determination of the loss development factors and actuarial assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent loss estimate for claims filed and claims incurred but not reported, and comparison of this independent estimate to management’s estimate. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management’s assumptions related to the loss development factors and actuarial assumptions and independently developing the loss development factors and actuarial assumptions.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 16, 2020

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HD Supply, Inc. and its subsidiaries (the “Company”) as of February 2, 2020 and February 3, 2019, and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows for each of the three years in the period ended February 2, 2020, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended February 2, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 16, 2020

We have served as the Company’s auditor since 2008.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net Sales	$6,146	$6,047	$5,121
Cost of sales	3,743	3,672	3,088
Gross Profit	2,403	2,375	2,033
Operating expenses:
Selling, general and administrative	1,566	1,543	1,334
Depreciation and amortization	106	99	85
Restructuring and separation	8	9	6
Total operating expenses	1,680	1,651	1,425
Operating Income	723	724	608
Interest expense	110	130	166
Interest (income)	—	(1)	(2)
Loss on extinguishment & modification of debt	—	69	84
Income from Continuing Operations Before Provision for Income Taxes	613	526	360
Provision for income taxes	162	135	193
Income from Continuing Operations	451	391	167
Income from discontinued operations, net of tax	1	3	803
Net Income	$452	$394	$970

Other comprehensive income (loss):
Foreign currency translation adjustment	—	2	(2)
Unrealized loss on cash flow hedge, net of tax of $8, $5, $—	(22)	(15)	—
Total Comprehensive Income	$430	$381	$968

Weighted Average Common Shares Outstanding (thousands)
Basic	166,405	181,099	192,236
Diluted	166,989	181,929	193,668
Basic Earnings Per Share(1):
Income from Continuing Operations	$2.71	$2.16	$0.87
Income from Discontinued Operations	$0.01	$0.02	$4.18
Net Income	$2.72	$2.18	$5.05
Diluted Earnings Per Share(1):
Income from Continuing Operations	$2.70	$2.15	$0.86
Income from Discontinued Operations	$0.01	$0.02	$4.15
Net Income	$2.71	$2.17	$5.01
(1)	May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2,	February 3,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$34	$38
Receivables, less allowance for doubtful accounts of $19 and $18	754	732
Inventories	771	766
Other current assets	104	50
Total current assets	1,663	1,586
Property and equipment, net	391	370
Operating lease right-of-use assets	480	—
Goodwill	1,991	1,990
Intangible assets, net	175	191
Deferred tax asset	2	78
Other assets	13	18
Total assets	$4,715	$4,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414	$367
Accrued compensation and benefits	71	109
Current installments of long-term debt	11	11
Current lease liabilities	110	—
Other current liabilities	208	259
Total current liabilities	814	746
Long-term debt, excluding current installments	2,035	2,129
Deferred tax liabilities	33	—
Long-term lease liabilities	383	—
Other liabilities	98	77
Total liabilities	3,363	2,952
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 161.4 million and 170.7 million shares issued and outstanding at February 2, 2020 and February 3, 2019, respectively	2	2
Paid-in capital	4,097	4,067
Accumulated deficit	(1,122)	(1,572)
Accumulated other comprehensive loss	(52)	(30)
Treasury stock, at cost, 44.1 million and 34.2 million shares at February 2, 2020 and February 3, 2019, respectively	(1,573)	(1,186)
Total stockholders’ equity	1,352	1,281
Total liabilities and stockholders’ equity	$4,715	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands

			Amounts
							Accumulated
	Shares						Other
	Common		Common	Treasury	Paid-in	Accumulated	Comprehensive	Total
	Stock	Treasury	Stock	Stock	Capital	Deficit	Income (Loss)(1)	Equity
Balance at January 29, 2017	201,954	(561)	$2	$(20)	$3,962	$(2,969)	$(15)	$960
Cumulative effect of accounting change						56		56
Net income						970		970
Other comprehensive income (loss):
Foreign currency translation adjustment							(2)	(2)
Purchase of common stock		(18,236)		(584)				(584)
Shares issued under employee benefit plans	2,571		—		41			41
Stock-based compensation					26			26
Share retirement (2)	(611)	611		23		(23)		—
Shares withheld for taxes		(4)		—
Other				(1)	—	—		(1)
Balance at January 28, 2018	203,914	(18,190)	$2	$(582)	$4,029	$(1,966)	$(17)	$1,466
Net income						394		394
Other comprehensive income (loss):
Foreign currency translation adjustment							2	2
Unrealized loss on cash flow hedge, net of tax of $5							(15)	(15)
Purchase of common stock		(15,787)		(597)				(597)
Shares issued under employee benefit plans	892		—		13			13
Stock-based compensation					26			26
Shares withheld for taxes		(176)		(7)				(7)
Other				—	(1)			(1)
Balance at February 3, 2019	204,806	(34,153)	$2	$(1,186)	$4,067	$(1,572)	$(30)	$1,281
Cumulative effect of accounting change						(3)		(3)
Net income						452		452
Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of tax of $8							(22)	(22)
Purchase of common stock		(9,860)		(384)				(384)
Shares issued under employee benefit plans	667	71	—	2	7			9
Stock-based compensation					23			23
Shares withheld for taxes		(129)		(5)				(5)
Other				—	—	1		1
Balance at February 2, 2020	205,473	(44,071)	$2	$(1,573)	$4,097	$(1,122)	$(52)	$1,352
(1)	Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net, and unrealized losses on a cash flow hedge, net of tax.
(2)	The majority of these retired shares were re-acquired by Holdings, pursuant to its previously announced share repurchase program. Holdings reinstated the Retired Shares to the status of authorized but unissued shares of the Company’s common stock, par value $0.01 per share, effective as of the date of retirement.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452	$394	$970
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113	106	97
Provision for uncollectibles	9	12	9
Non-cash interest expense	6	17	16
Payment of discounts upon extinguishment of debt	—	(4)	(6)
Loss on extinguishment & modification of debt	—	69	84
Stock-based compensation expense	23	26	26
Deferred income taxes	119	122	407
(Gain) loss on sales of businesses, net	—	—	(934)
Other	3	—	2
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(27)	(79)	(173)
(Increase) decrease in inventories	(4)	(59)	(127)
(Increase) decrease in other current assets	(3)	(1)	6
(Increase) decrease in other assets	(1)	(2)	—
Increase (decrease) in accounts payable and accrued liabilities	(12)	(18)	125
Increase (decrease) in other long-term liabilities	(1)	1	—
Net cash provided by (used in) operating activities	677	584	502
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106)	(115)	(94)
Payments for businesses acquired, net	(9)	(362)	—
Proceeds from sales of property and equipment	3	—	2
Proceeds from sales of businesses, net	—	—	2,421
Net cash provided by (used in) investing activities	(112)	(477)	2,329
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(385)	(596)	(584)
Borrowings of long-term debt	—	930	113
Repayments of long-term debt	(11)	(1,243)	(1,529)
Repayments of financing liabilities	(88)	—	—
Borrowings on long-term revolver debt	1,310	523	628
Repayments on long-term revolver debt	(1,397)	(229)	(995)
Proceeds from issuance of common stock under employee benefit plans	9	13	41
Tax withholdings on stock-based awards	(6)	(7)	—
Debt issuance and modification costs	—	(19)	(26)
Other financing activities	(1)	1	4
Net cash provided by (used in) financing activities	(569)	(627)	(2,348)
Effect of exchange rates on cash and cash equivalents	—	—	—
Increase (decrease) in cash and cash equivalents	$(4)	$(520)	$483
Cash and cash equivalents at beginning of period	38	558	75
Cash and cash equivalents at end of period	$34	$38	$558

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net Sales	$6,146	$6,047	$5,121
Cost of sales	3,743	3,672	3,088
Gross Profit	2,403	2,375	2,033
Operating expenses:
Selling, general and administrative	1,566	1,543	1,334
Depreciation and amortization	106	99	85
Restructuring and separation	8	9	6
Total operating expenses	1,680	1,651	1,425
Operating Income	723	724	608
Interest expense	110	130	166
Interest (income)	—	(1)	(2)
Loss on extinguishment & modification of debt	—	69	84

Income from Continuing Operations Before Provision for Income Taxes	613	526	360
Provision for income taxes	162	135	193
Income from Continuing Operations	451	391	167
Income from discontinued operations, net of tax	1	3	803
Net Income	$452	$394	$970

Other comprehensive income (loss):
Foreign currency translation adjustment	—	2	(2)
Unrealized loss on cash flow hedge, net of tax of $8, $5, $—	(22)	(15)	—
Total Comprehensive Income	$430	$381	$968

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2,	February 3,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$34	$38
Receivables, less allowance for doubtful accounts of $19 and $18	754	732
Inventories	771	766
Other current assets	104	50
Total current assets	1,663	1,586
Property and equipment, net	391	370
Operating lease right-of-use assets	480	—
Goodwill	1,991	1,990
Intangible assets, net	175	191
Deferred tax asset	2	78
Other assets	13	18
Total assets	$4,715	$4,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$414	$367
Accrued compensation and benefits	71	109
Current installments of long-term debt	11	11
Current lease liabilities	110	—
Other current liabilities	208	257
Total current liabilities	814	744
Long-term debt, excluding current installments	2,035	2,129
Deferred tax liabilities	33	—
Long-term lease liabilities	383	—
Other liabilities	98	77
Total liabilities	3,363	2,950
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at February 2, 2020 and February 3, 2019	—	—
Paid-in capital	2,367	2,726
Accumulated deficit	(963)	(1,413)
Accumulated other comprehensive loss	(52)	(30)
Total stockholder’s equity	1,352	1,283
Total liabilities and stockholder’s equity	$4,715	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Amounts in millions

				Accumulated
				Other
				Comprehensive
	Common	Paid-in	Accumulated	Income	Total
	Stock	Capital	Deficit	(Loss) (1)	Equity
Balance at January 29, 2017	$—	$3,806	$(2,833)	$(15)	$958
Cumulative effect of accounting change			56		56
Net income			970		970
Other comprehensive income (loss):
Foreign currency translation adjustment				(2)	(2)
Equity distribution to Parent		(541)			(541)
Stock-based compensation		26			26
Other		(1)			(1)
Balance at January 28, 2018	$—	$3,290	$(1,807)	$(17)	$1,466
Net income			394		394
Other comprehensive income (loss):
Foreign currency translation adjustment				2	2
Unrealized loss on cash flow hedge, net of tax of $5				(15)	(15)
Equity distribution to Parent		(590)			(590)
Stock-based compensation		26			26
Other					—
Balance at February 3, 2019	$—	$2,726	$(1,413)	$(30)	$1,283
Cumulative effect of accounting change			(3)		(3)
Net income			452		452
Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of tax of $8				(22)	(22)
Equity distribution to Parent		(382)			(382)
Stock-based compensation		23			23
Other		—	1		1
Balance at February 2, 2020	$—	$2,367	$(963)	$(52)	$1,352
(1)	Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net, and unrealized losses on a cash flow hedge, net of tax

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452	$394	$970
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113	106	97
Provision for uncollectibles	9	12	9
Non-cash interest expense	6	17	16
Payment of discounts upon extinguishment of debt	—	(4)	(6)
Loss on extinguishment & modification of debt	—	69	84
Stock-based compensation expense	23	26	26
Deferred income taxes	119	122	407
(Gain) loss on sales of businesses, net	—	—	(934)
Other	3	—	2
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(27)	(79)	(173)
(Increase) decrease in inventories	(4)	(59)	(127)
(Increase) decrease in other current assets	(3)	(1)	6
(Increase) decrease in other assets	(1)	(2)	—
Increase (decrease) in accounts payable and accrued liabilities	(12)	(18)	125
Increase (decrease) in other long-term liabilities	(1)	1	—
Net cash provided by (used in) operating activities	677	584	502
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106)	(115)	(94)
Payments for businesses acquired, net	(9)	(362)	—
Proceeds from sales of property and equipment	3	—	2
Proceeds from sales of businesses, net	—	—	2,421
Net cash provided by (used in) investing activities	(112)	(477)	2,329
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(382)	(590)	(541)
Borrowings of long-term debt	—	930	113
Repayments of long-term debt	(11)	(1,243)	(1,529)
Repayments of financing liabilities	(88)	—	—
Borrowings on long-term revolver debt	1,310	523	628
Repayments on long-term revolver debt	(1,397)	(229)	(995)
Debt issuance and modification costs	—	(19)	(26)
Other financing activities	(1)	1	4
Net cash provided by (used in) financing activities	(569)	(627)	(2,346)
Effect of exchange rates on cash and cash equivalents	—	—	—
Increase (decrease) in cash and cash equivalents	$(4)	$(520)	$485
Cash and cash equivalents at beginning of period	38	558	73
Cash and cash equivalents at end of period	$34	$38	$558

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the United States (“U.S.”) and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has approximately 11,500 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 600,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in two reportable segments: Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

Principles of Consolidation

The consolidated financial statements of HD Supply present the results of operations, financial position and cash flows of Holdings and its wholly-owned subsidiaries, including HDS. The consolidated financial statements of HDS present the results of operations, financial position and cash flows of HDS and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of businesses acquired are included from their respective dates of acquisition. The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Fiscal Year

The Company’s fiscal year is a 52 - or 53-week period ending on the Sunday nearest to January 31. The fiscal year ended February 2, 2020 (“fiscal 2019”) included 52 weeks. The fiscal year ended February 3, 2019 (“fiscal 2018”) included 53 weeks. The fiscal year ended January 29, 2018 (“fiscal 2017”) included 52 weeks.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). Actual results could differ from these estimates.

Cash and Cash Equivalents

HD Supply considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

Accounts receivable are evaluated for collectability based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of lien and bond rights. An allowance for doubtful accounts is estimated as a percentage of aged receivables. This estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in historical collection patterns.

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

Consideration Received From Vendors

HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At February 2, 2020 and February 3, 2019, vendor rebates due to HD Supply were $65 million and $57 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 45 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years

Capitalized Software Costs

HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. At February 2, 2020 and February 3, 2019, capitalized software costs totaled $53 million and $33 million, respectively, net of accumulated amortization of $249 million and $225 million, respectively. Amortization of capitalized software costs totaled $24 million, $23 million, and $24 million, in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations, Goodwill, and Other Intangible Assets

HD Supply allocates the purchase price paid for business acquisitions to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price paid over the fair values of these identifiable assets and liabilities is allocated to goodwill. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of a reporting unit has dropped below its carrying value. The Company determines the fair values of its identified reporting units using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. There were no goodwill impairment charges recorded in fiscal 2019, fiscal 2018, or fiscal 2017.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 2, 2020 and February 3, 2019, self-insurance reserves totaled approximately $50 million and $49 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company’s long-term financial assets and liabilities are recorded at historical costs. See “Note 8, Fair Value Measurements,” for information on the fair value of long-term financial instruments.

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

Revenues related to services are recognized in the period the services are performed and totaled $48 million, $49 million, and $37 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Shipping and Handling Fees and Costs

HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and included in Selling, general, and administrative expenses and totaled $119 million, $111 million, and $99 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Concentration of Credit Risk

The majority of HD Supply’s sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of industries and the areas where they operate. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising HD Supply’s customer base. HD Supply performs ongoing credit evaluations of its customers.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

HD Supply evaluates each of its contracts at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease agreement. ROU assets and associated liabilities are recognized at the commencement date of the lease based on the present value of fixed lease payments over the lease term. The lease commencement date is the date the Company has access to the property or control of the asset, which, in some cases, is prior to the commencement of lease payments. The Company considers termination or lease renewal options in the determination of the lease term when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the Company’s collateralized incremental borrowing rate. The collateralized incremental borrowing rate for each lease varies in accordance with the lease term. Lease expense is recognized on a straight-line basis over the lease term beginning with the commencement date. The Company’s consolidated financial statements for fiscal 2019 are presented under ASC 842, Leases, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC 840, Leases. See “Note 9, Leases” for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $37 million, $37 million, and $33 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Income Taxes

The Company provides for federal, state, and foreign income taxes currently payable, as well as for those deferred due to temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company consists of corporations, limited liability companies and partnerships. All income tax expense of the Company is recorded in the accompanying Consolidated Statements of Operations and Comprehensive Income with the offset recorded through the Company’s current tax accounts, deferred tax accounts, or stockholder’s equity account as appropriate.

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

Stock-Based Compensation

The HD Supply Holdings, Inc. Omnibus Incentive Plan, approved by Holdings’ stockholders on May 17, 2017, (the “Plan”) provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the HDS Investment Holding, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. The plans are accounted for under ASC 718, Compensation—Stock Compensation, (“ASC 718”) which requires the recognition of share-based compensation costs in the financial statements. The Company includes these costs in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accountant Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), amended by ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)“ (“ASU 2017-13”), ASU No. 2018-01, “Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (“ASU 2018-11”). The amended guidance requires companies to recognize all leases as assets and liabilities for the rights and obligations created by leased assets on the consolidated balance sheet. ASU No. 2016-02 also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted this guidance on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. See “Note 1, Nature of Business and Summary of Significant Accounting Policies“ and “Note 9, Leases” for the Company’s lease accounting policies and disclosures.

Goodwill – In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis. The Company adopted ASU 2017-04 for its annual goodwill impairment test performed as of November 3, 2019 with no impact to its financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements — In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments — In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. ASU 2016-13 is to be adopted using a modified retrospective approach. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2—ACQUISITIONS

HD Supply enters into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

On March 5, 2018, the Company completed the acquisition of A.H. Harris Construction Supplies (“A.H. Harris”) for a purchase price of approximately $359 million, net of cash acquired and the final working capital settlement of approximately $3 million, which was received in the second quarter of fiscal 2019. A.H. Harris is a leading specialty construction distributor serving the northeast and mid-Atlantic regions. This acquisition expands Construction & Industrial’s market presence in the northeastern U.S.

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

Summary Financial Information

In accordance with ASC 205-20, Discontinued Operations, and ASU 2014-08, Reporting discontinued operations and disclosure of disposals of components of an entity, the results of Waterworks operations and the gains/losses on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net sales	$—	$—	$1,413
Cost of sales	—	—	1,100
Gross Profit	—	—	313
Operating expenses:
Selling, general and administrative	(1)	(2)	197
Depreciation and amortization	—	—	6
Restructuring	—	—	—
Total operating expenses	(1)	(2)	203
Operating Income	1	2	110
(Gain) loss on disposal of discontinued operations	—	—	(934)
Other (income) expense, net	—	—	1
Income before provision for income taxes	1	2	1,043
Provision (benefit) for income taxes	—	(1)	240
Income from discontinued operations, net of tax	$1	$3	$803

The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net cash flows provided by (used in) operating activities	$—	$—	$27
Cash flows from investing activities:
Capital expenditures	—	—	(5)
Proceeds from sales of businesses, net	—	—	2,421
Proceeds from sales of property and equipment, net	—	—	2
Net cash flows provided by (used in) investing activities	$—	$—	$2,418

NOTE 4—RELATED PARTIES

In May 2015, an independent Board member of the Company acquired a minority interest in an HD Supply customer. HD Supply sold product to the customer totaling approximately $4 million, $5 million, and $3 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	As of February 2, 2020			As of February 3, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Goodwill	Impairments	Goodwill	Goodwill	Impairments	Goodwill
Facilities Maintenance	$1,605	$—	$1,605	$1,603	$—	$1,603
Construction & Industrial-White Cap	365	(74)	291	366	(74)	292
Home Improvement Solutions	125	(30)	95	125	(30)	95
Total goodwill	$2,095	$(104)	$1,991	$2,094	$(104)	$1,990

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

HD Supply performed the annual goodwill impairment testing during the fourth quarter of fiscal 2019 (as of November 3, 2019). There was no indication of impairment in any of the Company’s reporting units in the fiscal 2019 annual test or in the fiscal 2018 and fiscal 2017 annual tests. The Company’s analysis was based, in part, on HD Supply’s expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined to the extent that the Company’s goodwill could be impaired.

Intangible Assets

HD Supply’s intangible assets as of February 2, 2020 and February 3, 2019 consisted of the following (amounts in millions):

	As of February 2, 2020			As of February 3, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Customer relationships	$167	$(52)	$115	$159	$(38)	$121
Trade names	151	(91)	60	151	(81)	70
Total	$318	$(143)	$175	$310	$(119)	$191

Amortization expense for continuing operations related to intangible assets was $23 million, $22 million, and $12 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Estimated future amortization expense for intangible assets recorded as of February 2, 2020 is $24 million, $24 million, $24 million, $19 million and $17 million, for fiscal years 2020 through 2024, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT

HDS’s long-term debt as of February 2, 2020 and February 3, 2019 consisted of the following (dollars in millions):

	February 2, 2020		February 3, 2019
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$260	3.15	$348	3.83
Term B-5 Loans due 2023	1,057	3.40	1,067	4.25
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$2,067		$2,165
Less unamortized discount	(3)		(4)
Less unamortized deferred financing costs	(18)		(21)
Total net long-term debt	$2,046		$2,140
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,035		$2,129
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

Senior Credit Facilities

Asset Based Lending Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 2, 2020, HDS had $598 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $4 million of borrowings available on qualifying cash balances).

A portion of the Senior ABL Facility is available for letters of credit and swingline loans. The Senior ABL Facility also includes a sub -facility for loans and letters of credit in Canadian dollars. The Senior ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the Senior ABL Facility up to an aggregate maximum amount of $1,000 million for the total commitments under the Senior ABL Facility (including all incremental commitments).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at London Interbank Offered Rate (“LIBOR”) plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the Banker’s Acceptance (“BA”) rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average excess availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility agreement, based on Excess Availability.

Prepayments

The Senior ABL Facility may be prepaid at HDS’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the Senior ABL Facility.

Guarantees; Security

The Senior ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS’s existing and future senior indebtedness and senior in right of payment to all of HDS’s existing and future subordinated indebtedness.

HDS, and at HDS’s option, certain of HDS’s subsidiaries, including HDS Canada, Inc., a Canadian subsidiary (the “Canadian Borrower”), are the borrowers under the Senior ABL Facility. Each of HDS’s existing and future direct and indirect wholly-owned domestic subsidiaries, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the “Subsidiary Guarantors”) guarantees HDS’s payment obligations under the Senior ABL Facility (and, in the case of Canadian obligations, each existing and future direct and indirect wholly-owned Canadian subsidiary, in each case to the extent permitted by applicable law, regulation and contractual provision and subject to certain exceptions (the “Canadian Guarantors”) guarantee the Canadian Borrower’s payment obligations under the Senior ABL Facility).

HDS’s obligations under the Senior ABL Facility and the guarantees thereof are secured in favor of the U.S. ABL collateral agent (i) on a first-priority basis by substantially all accounts receivable, inventory and other related assets owned by HDS and each Subsidiary Guarantor and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the “ABL Priority Collateral”), subject to permitted liens, and (ii) (x) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (with foreign subsidiary holding companies being deemed foreign subsidiaries) and (y) substantially all tangible and intangible assets owned by HDS and each Subsidiary Guarantor, other than the ABL Priority Collateral, and all proceeds thereof, in each case to the extent permitted by applicable law and subject to certain exceptions (the “Cash Flow Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”); in each case, subject to the priority of liens among the Term Loan Facility (as defined below) and the Senior ABL Facility.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

The Canadian obligations under the Senior ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict HDS’s ability and, in certain cases, HDS’s subsidiaries ability to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness, in each case to the extent any such transaction would reduce availability under the Senior ABL Facility below a specified amount. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of February 2, 2020, it had no such limitations.

In addition, if HDS’s specified excess availability (including an amount by which HDS’s borrowing base exceeds the existing commitments) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (a “Liquidity Event”), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the credit agreement governing the Senior ABL Facility.

The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the “Term Loan Facility,” and the term loans thereunder, the “Term Loans”) providing for Term Loans in an original aggregate principal amount of $1,070 million (the “Term B-5 Loans”). The Term B-5 Loans will mature on October 17, 2023. The Term B-5 Loans amortize in equal quarterly installments in aggregate principal amounts equal to 1.00% of the original principal amount of the Term Loans with the balances payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

On October 22, 2018, HDS entered into a Sixth Amendment (the “Sixth Amendment”) to the credit agreement governing HDS’s existing Senior Term Facility. In accordance with the Sixth Amendment, annual excess cash flow (“ECF”) provisions are applicable beginning with the fiscal year ending on February 3, 2019 (fiscal 2018) and each fiscal year thereafter. No payment was required to be offered for fiscal 2019 or fiscal 2018, in accordance with the ECF provisions.

The Term Loan Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS’s existing and future senior indebtedness and senior in right of payment to all of HDS’s existing and future subordinated indebtedness.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Collateral

The Term Loan Facility and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the Term Loan Facility and the related guarantees have a second priority security interest), including pledges of all Capital Stock of the Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct foreign subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the credit agreement governing the Term Loan Facility (the “Term Loan Credit Agreement”)) and Excluded Subsidiary Securities (as defined in the Term Loan Credit Agreement) (the “Cash Flow Priority Collateral”), subject to permitted liens. In addition, the Term Loan Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Guarantee

HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS’s payment obligations under the Term Loan Facility.

HDS’s obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility and the Senior ABL Facility.

Covenants

The Term Loan Facility contains a number of covenants that, among other things, limit the ability of HDS and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS’s restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with HDS’s affiliates; and prepay or amend the terms of certain indebtedness. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of February 2, 2020, it had no such limitations.

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

Unsecured Notes

5.375% Senior Unsecured Notes due 2026

HDS issued $750 million aggregate principal of 5.375% Senior Unsecured Notes due 2026 (the “October 2018 Senior Unsecured Notes”) under an Indenture, dated as of October 11, 2018 (the “October 2018 Senior Unsecured Notes Indenture”) among HDS, the Subsidiary Guarantors, and the Trustee. The October 2018 Senior Unsecured Notes bear interest at a rate of 5.375% per annum and will mature on October 15, 2026. Interest is paid semi-annually on April 15th and October 15th of each year.

The October 2018 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS’s existing and future senior indebtedness, senior in right of payment to all of HDS’s existing and future subordinated indebtedness, and effectively subordinated to all of HDS’s existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, to the extent of the value of the collateral securing each indebtedness. The October 2018 Senior Unsecured Notes are structurally subordinated to all indebtedness and other liabilities of HDS’s non-guarantor subsidiaries, including all of HDS’s foreign subsidiaries.

The October 2018 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS’s direct and indirect domestic existing and future subsidiaries that is a wholly-owned domestic subsidiary (other than certain excluded subsidiaries), and by each domestic subsidiary that is a borrower under the Senior ABL Facility or that guarantees HDS’s obligation under any credit facility or capital market securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2018 Senior Unsecured Notes Indenture.

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

Debt Maturities

Maturities of long-term debt outstanding, in principal amounts, at February 2, 2020 are summarized below (amounts in millions):

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$11	$11	$271	$1,024	$—	$750	$2,067

Fiscal 2018 and Fiscal 2017 Transactions

Pursuant to the Sixth Amendment, HDS amended its existing Senior Term Facility, to, among other things, refinance all the outstanding term loans in an aggregate principal of $530 million due August 2021 (the “Term B-3 Loans”) and an aggregate principal of $540 million due October 2023 (the “Term B-4 Loans”) with the Term B-5 Loans in an original aggregate principal of $1,070 million.

In connection with the Sixth Amendment, the Company paid approximately $5 million in consent fees. The consent fees are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the loans. The Company incurred a modification and extinguishment charge of approximately $5 million, which includes financing fees and other costs of approximately $3 million and the write-off of approximately $2 million of a portion of the related unamortized discount and deferred financing costs, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

On October 11, 2018, HDS issued the October 2018 Senior Unsecured Notes at par. HDS received approximately $741 million in proceeds, net of transaction fees. The transaction fees of $9 million are reflected as deferred financing costs in the Consolidated Balance Sheets and will be amortized into interest expense over the term of the October 2018 Senior Unsecured Notes.

HDS used the net proceeds from the October 2018 Senior Unsecured Notes issuance, together with available cash and borrowings on HDS’s Senior ABL Facility, to redeem all of the outstanding $1,000 million aggregate principal of the 5.75% Senior Unsecured Notes due 2024 (the “April 2016 Senior Unsecured Notes”), pay a $56 million make-whole premium calculated in accordance with the terms of the indenture governing such notes and pay $28 million of accrued but unpaid interest. As a result, the Company incurred a $64 million loss on extinguishment of the debt, which includes the $56 million make-whole premium and write-off of $8 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On December 28, 2017, HDS reduced its U.S. borrowing capacity under its Senior ABL Facility by $500 million. The total borrowing capacity under the Senior ABL Facility is now $1,000 million (subject to availability under a borrowing base). As a result, the Company incurred a $3 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On September 1, 2017, HDS used a portion of the net proceeds from the sale of the Waterworks business to redeem all of the outstanding $1,250 million in aggregate principal amount of 5.25% Senior Secured First Priority Notes due 2021 (the “December 2014 First Priority Notes”) for an aggregate redemption price of approximately $1,325 million. The redemption price included an approximately $62 million make-whole premium calculated in accordance with terms of the indenture governing the December 2014 First Priority Notes (“the 2014 Indenture”) and $14 million of accrued but unpaid interest to the redemption date. In connection with the redemption, the 2014 Indenture, was satisfied and discharged and the liens securing the December 2014 First Priority Notes were released in accordance with the terms of the 2014 Indenture. As a result of the redemption, the Company incurred a $73 million loss on extinguishment of debt, which includes the $62 million make-whole premium and the write-off of $11 million of unamortized deferred financing costs, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On August 31, 2017, HDS entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement governing HDS’s existing Term Loan Facility. Pursuant to the Fifth Amendment, HDS amended its existing Term Loan Facility to, among other things, (i) refinance all the outstanding term loans in an original aggregate principal amount of $842 million (the “Term B-1 Loans”) with a new tranche of term loans (the Term B-3 Loans) in an aggregate principal amount of $535 million, (ii) refinance all the outstanding term loans in an original aggregate principal of $550 million (the “Term B-2 Loans”) with a new tranche of term loans (the Term B-4 Loans) in an aggregate principal amount of $546 million, and (iii) amend the definition of “Permitted Payments” contained in the credit agreement to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the credit agreement) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the credit agreement) does not exceed 3.00 to 1.00.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

In connection with the Fifth Amendment, the Company paid approximately $1 million in consent fees and incurred a modification and extinguishment charge of approximately $3 million, which includes financing fees and other costs of approximately $1 million and the write-off of approximately $2 million of a portion of the related unamortized original issue discount and deferred financing costs, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On August 25, 2017, HDS entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which governs the April 2016 Senior Unsecured Notes and amends and supplements the Indenture, dated as of April 11, 2016, as amended and supplemented by the First Supplemental Indenture, dated as of April 11, 2016 (together, the “2016 indenture”). Holders of a majority in aggregate principal amount of the outstanding April 2016 Senior Unsecured Notes consented to the proposed amendments included in the Second Supplemental Indenture.

The Second Supplemental Indenture (a) amends the definition of “Permitted Payments” contained in the 2016 indenture to permit an additional category of Permitted Payments permitting Restricted Payments (as defined in the Indenture) at any time in an aggregate amount not to exceed (x) $500,000,000 and (y) thereafter, upon full use of such capacity set forth in clause (x), an additional amount, if any, such that, after giving pro forma effect to such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the Indenture) does not exceed 3.00 to 1.00; (b) increases the interest rate for the April 2016 Senior Unsecured Notes to 7.00% per annum commencing April 15, 2019, to the extent the April 2016 Senior Unsecured Notes remain outstanding after April 15, 2019; (c) amends the definition of “Net Available Cash” contained in the Indenture to provide that proceeds from the sale of the Waterworks business unit consummated on August 1, 2017 (other than proceeds to be applied to redeem the December 2014 First Priority Notes) shall be excluded and accordingly, the Company will not be required to apply the remaining net proceeds in accordance with the provision of the “Sale of Assets” covenant of the Indenture, and (d) amends the definition of “Consolidated EBITDA” contained in the 2016 indenture to provide that while the Company may continue to include in the calculation thereof projected cost savings, it may only do so with respect those realized as a result of actions taken or to be taken in connection with a purchase of assets from, or a sale of assets to, a third party (excluding the Waterworks Sale (as defined in the Second Supplemental Indenture)).

As a result of entering into the Second Supplemental Indenture, the Company paid approximately $15 million in consent fees to holders of the outstanding April 2016 Senior Unsecured Notes, which were capitalized as deferred financing costs. Additionally, the Company incurred a modification charge of approximately $3 million for financing fees, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On April 18, 2017, HDS used cash and available borrowings under its Senior ABL Facility to repay $100 million aggregate principal of its Term B-1 Loans. As a result, the Company incurred a $2 million loss on extinguishment of debt, which included write-offs of unamortized original issue discount and unamortized deferred financing costs for $1 million each, in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

On April 5, 2017, HDS entered into a Third Amendment (the “Third Amendment”) to the credit agreement governing its existing Senior ABL Facility. The Third Amendment, among other things, reduced the applicable margin for borrowings under the Senior ABL Facility, reduced the applicable commitment fee, and extended the maturity date of the Senior ABL Facility until April 5, 2022. As a result, the Company recorded a $1 million loss on extinguishment of debt, in accordance with ASC 470-50, Debt - Modifications and Extinguishments, for the write-off of $1 million of unamortized deferred financing costs.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVE INSTRUMENTS

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging, to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts $750 million of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

As of February 2, 2020 and February 3, 2019, the fair value of the Company’s interest rate swap was a liability of $50 million and $20 million, respectively, which was reflected as $12 million and $4 million in Other current liabilities and $38 million and $16 million in Other liabilities, respectively, in the Consolidated Balance Sheets. The Company utilized Level 2 inputs, as defined in the fair value hierarchy in “Note 8 – Fair Value Measurements.” Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) (Loss) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. See “Note 11, Accumulated Other Comprehensive Income (Loss),” for further information.

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of February 2, 2020 and February 3, 2019 (amounts in millions):

	As of February 2,		As of February 3,
	2020		2019
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$260	$260	$348	$346
Term Loans and Notes	1,807	1,862	1,817	1,815
Total	$2,067	$2,122	$2,165	$2,161
(1)	These amounts do not include accrued interest; accrued interest is classified as other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts or deferred financing costs.

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

NOTE 9—LEASES

The Company adopted ASU No. 2016-02, Leases (Topic 842), and its related amendments (collectively, “ASC 842”) on February 4, 2019 (the first day of fiscal 2019) using the cumulative adjustment transition method. The standard requires lessees to recognize a ROU asset and lease liability for all leases.

At adoption of ASC 842, the Company recognized ROU assets for operating leases of approximately $430 million and operating lease liabilities of approximately $447 million, the difference attributable to the reclassification of prepaid rent and accrued rent balances outstanding at adoption into the ROU assets and the cumulative adjustment recorded to the opening balance of retained earnings. The cumulative adjustment, net of tax, recorded to the opening balance of retained earnings was $3 million. The Company’s finance leases are not material. The adoption of ASC 842 did not have a material impact on the Company’s income statement. The Company’s consolidated financial statements for fiscal 2019 are presented under ASC 842, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC 840, Leases.

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

Lease Accounting Policies and Disclosures

The Company determines if an agreement is, or contains, a lease upon inception. An agreement is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

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

NOTE 9—LEASES (Continued)

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

ROU assets and associated lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the Company’s collateralized incremental borrowing rate. The collateralized incremental borrowing rate for each lease varies in accordance with the lease term. Lease expense is recognized on a straight-line basis over the lease term.

The following components of lease expense are included in Selling, general, and administrative expenses on the Consolidated Statement of Operations (dollars in millions):

Fiscal Year Ended
February 2, 2020
Operating Lease Cost	$142
Short-term Lease Cost	6
Variable Lease Cost	6
Sublease Income	(5)
Total Lease Cost	$149

Lease costs associated with finance leases are not material.

As of February 2, 2020, the weighted average remaining lease term for operating leases is 5.74 years and the weighted average discount rate is 4.76%.

During the year ended February 2, 2020, the Company’s cash flows from operating activities included $144 million of cash payments for amounts included in the measurement of operating lease liabilities. During the year ended February 2, 2020, the Company obtained ROU assets of $173 million in exchange for operating lease liabilities.

As of February 2, 2020, maturities of operating lease liabilities were as follows (amounts in millions):

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
Operating Lease Payments	132	127	98	75	54	102	$588
Less imputed interest							(95)
Total Discounted Lease Liability							$493

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LEASES (Continued)

As of February 2, 2020, the Company has additional leases which have not yet commenced, but are anticipated to commence in fiscal 2020. Commencement occurs when the Company is granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. The Company does not anticipate these leases will result in material ROU assets obtained in exchange for lease liabilities.

Disclosure related to periods prior to adoption of ASC 842:

Rental expense under operating leases was $142 million and $127 million in fiscal 2018 and fiscal 2017, respectively.

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

The Company exercised its option to purchase the leased asset, completing the purchase on February 4, 2019 for a total purchase price of $88 million. As the purchase option was executed on the first day of fiscal 2019, the Company did not recognize an ROU asset for the finance lease and a corresponding lease liability as part of the adoption of ASC 842 and excluded the future minimum rental payments from the commitment tables as of February 3, 2019, disclosed above.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

The components of Income from Continuing Operations before Provision for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
United States	$603	$516	$352
Foreign	10	10	8
Total	$613	$526	$360

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 2	February 3,	January 28,
	2020	2019	2018
Current:
Federal	$29	$—	$5
State	12	8	3
Foreign	3	3	2
	44	11	10
Deferred:
Federal	98	108	186
State	20	16	(3)
	118	124	183
Total	$162	$135	$193

The Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2019, fiscal 2018, and fiscal 2017 was approximately 26.4%, 25.7%, and 53.6%, respectively.

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

As a result of the Tax Act’s effective date for the change in tax rate of January 1, 2018, the Company’s federal statutory rate for fiscal 2017 was 33.9%. The Tax Act requires the Company, and other fiscal year taxpayers, to compute a blended statutory tax rate based on the ratio of the number of fiscal year days in calendar year 2017 at the 35% statutory rate versus the number of fiscal year days in calendar year 2018 at the new 21% statutory rate.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

The Company’s deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary items are expected to be realized or settled. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, in fiscal 2017 the Company re-measured its U.S. deferred tax assets and liabilities and recognized a non-cash $72 million tax expense.

The reconciliation of the provision for income taxes from continuing operations at the federal statutory rate of 21% to the actual tax provision for fiscal 2019 and fiscal 2018 and the federal statutory rate of 33.9% to the actual tax provision for fiscal 2017 is as follows (amounts in millions):

	Fiscal year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Income taxes at federal statutory rate	$129	$110	$122
State income taxes, net of federal income tax benefit	34	24	13
Foreign rate differential	—	—	(1)
Valuation allowance	(1)	—	1
Adjustments to tax reserves	(1)	—	(1)
Tax Cuts and Jobs Act of 2017	—	—	72
Excess tax benefits related to stock-based compensation(1)	(2)	(2)	(16)
Global Intangible Low-Tax Income	1	2	—
Other, net	2	1	3
Total provision	$162	$135	$193
(1)	The adoption of ASU 2016-09 in fiscal 2017 requires excess tax benefits from share-based awards activity to be reflected as a reduction of the provision for income taxes, whereas they were previously recognized in Stockholders’ Equity.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 2, 2020 and February 3, 2019 were as follows (amounts in millions):

	February 2,	February 3,
	2020	2019
Deferred Tax Assets:
Accrued compensation	$11	$12
Accrued self-insurance liabilities	10	9
Other accrued liabilities	11	13
Restructuring liabilities	6	7
Net operating loss carryforward	36	99
Fixed assets	—	1
Allowance for doubtful accounts	4	4
Inventory	28	26
Tax credit carryforward	5	40
Cash flow hedge	13	5
Lease liabilities	127	—
Valuation allowance	(6)	(7)
Noncurrent deferred tax assets	245	209
Deferred Tax Liabilities:
Prepaid expense	$(1)	$—
Deferred financing costs	(1)	(2)
Fixed assets	(10)	—
Software costs	(17)	(11)
Intangible assets	(123)	(118)
Operating lease right-of-use assets	(124)	—
Noncurrent deferred tax liabilities	(276)	(131)
Deferred tax assets (liabilities), net	$(31)	$78

During fiscal 2018, the Company completed the evaluation of its indefinite reinvestment assertion as a result of the Tax Act and has asserted that its Canadian earnings are permanently reinvested until such time that the Canadian borrowings under the Senior ABL Facility, which were initially drawn on during fiscal 2016, are paid off. No provision for U.S. federal and state income taxes or foreign withholding taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested.

As of February 2, 2020, the Company had tax-effected state net operating loss carryforwards of $47 million, which expire in various years between fiscal 2020 and fiscal 2038. The Company also had approximately $5 million of tax-effected state tax credits which expire in various years between fiscal 2020 and fiscal 2028.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

The future utilization of the Company’s net operating loss carryforwards could be limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate direct or indirect ownership of certain persons (or groups of persons) in the Company’s stock by more than 50 percentage points over a testing period (generally 3 years). Future direct or indirect changes in the ownership of the Company’s common stock, including sales or acquisitions of the Company’s common stock by stockholders and purchases and issuances of the Company’s common stock by the Company, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of the Company’s state net operating loss carryforwards could result in the payment of taxes above the amounts currently anticipated and have a negative effect on the Company’s future results of operations and financial position.

Upon adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) at the beginning of fiscal 2017, the Company recorded a $56 million cumulative-effect adjustment to retained earnings in order to recognize a deferred tax asset on the excess deduction for stock option exercises over the expense recorded for book purposes. In fiscal 2019, fiscal 2018, and fiscal 2017, the application of stock-based compensation guidance in ASU 2016-09 resulted in discrete tax benefits of $2 million, $2 million, and $16 million from the exercise and vesting of stock based awards, respectively.

Prior to ASU 2016-09, deferred tax assets relating to tax benefits of employee stock option grants were reduced to reflect exercises in fiscal 2016. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits, or windfalls, are reflected in the Company’s net operating loss carryforwards, pursuant to ASC 718, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.

For fiscal 2019, the Company recorded zero net income tax expense related to discontinued operations. For fiscal 2018, the Company recorded a $1 million net income tax expense related to discontinued operations.

Federal, state and foreign income taxes net current receivables total $18 million and $9 million as of fiscal 2019 and fiscal 2018, respectively.

Accounting for uncertain tax positions

The Company follows the GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending amount of unrecognized tax benefits for continuing operations for fiscal 2019, fiscal 2018, and fiscal 2017 is as follows (amounts in millions):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Unrecognized Tax Benefits beginning of period	$17	$16	$10
Gross increases for tax positions in current period	1	1	6
Gross decreases for tax positions in prior period	(1)	—	—
Unrecognized Tax Benefits end of period	$17	$17	$16

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

The resolution of the unrecognized tax benefits could affect the annual effective income tax rate.

The Company did not change its accrual for net interest and penalties related to unrecognized tax benefits in fiscal 2019, fiscal 2018, or fiscal 2017. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at fiscal 2019, fiscal 2018, and fiscal 2017, was zero for each of the three periods, respectively. The Company’s accounting policy is to classify interest and penalties as components of income tax expense.

The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service (“IRS”). Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company’s tax years from 2007 and forward remain open for audit by the IRS and various state governments.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated OCI (“AOCI”) consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

The following table presents the balances and changes in AOCI, net of tax, by component for the periods indicated (amounts in millions):

	February 2, 2020	February 3, 2019	January 28, 2018
Foreign currency translation adjustment:
Beginning balance	$(15)	$(17)	$(15)
Other comprehensive income (loss) before reclassifications	—	2	(2)
Amounts reclassified from AOCI into earnings	—	—	—
Ending balance	$(15)	$(15)	$(17)

Cash flow hedge, net of tax:
Beginning balance	$(15)	$—	$—
Other comprehensive income (loss) before reclassifications	(28)	(17)	—
Amounts reclassified from AOCI into earnings(1)	6	1	—
Other	—	1	—
Ending balance, net of tax of $8 and $5	$(22)	$(15)	$—
Total ending balance of AOCI	$(52)	$(30)	$—
(1)	Unrealized loss reclassified into Interest expense.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

The HD Supply Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) permits HD Supply’s eligible associates to purchase Holdings common stock at a discount on the closing stock price at the end of each offering period. Effective July 1, 2019, the ESPP was amended to increase the discount from 5% to 15%. There are two six month offering periods during a calendar year beginning each January and July. During fiscal 2019, fiscal 2018, and fiscal 2017, eligible associates purchased approximately 113,000 shares, 77,000 shares, and 105,000 shares, respectively, under the ESPP. In accordance with ASC 718, the Company recognized stock-based compensation expense for the 15% discount, but not the 5% discount, as it is considered de minimis. During fiscal 2019, the Company recognized less than $1 million in stock-based compensation expense related to the ESPP. As of February 2, 2020, approximately 2.1 million registered shares were available for issuance under the ESPP.

The Plan provides for stock based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock based awards. The Plan is an amendment and restatement of the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan, which replaced and succeeded the Stock Incentive Plan, and, from and after June 26, 2013, no further awards may be made under the Stock Incentive Plan. As of February 2, 2020, approximately 12.5 million registered shares were available for issuance under the Plan. The ratio at which awards are counted against the Plan’s authorized share pool is 2.30 to 1 for full value awards and 1 to 1 for option awards, and any shares returned to the pool are returned at the same ratio.

Stock Options

Under the terms of the Plan and the Stock Incentive Plan (collectively, the “HDS Plans”), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings’ stock on the date of the grant.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Option Price
Outstanding at January 29, 2017	4,163	$19.42
Granted	920	42.34
Exercised	(2,308)	16.45
Forfeited	(356)	34.43
Outstanding at January 28, 2018	2,419	$28.77
Granted	773	36.93
Exercised	(476)	20.32
Forfeited	(219)	37.68
Outstanding at February 3, 2019	2,497	$32.13
Granted	813	43.09
Exercised	(264)	20.80
Forfeited	(220)	28.33
Outstanding at February 2, 2020	2,826	$35.79

The total intrinsic value of options exercised was approximately $6 million, $9 million, and $51 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. As of February 2, 2020, there were approximately 2.8 million stock options outstanding with a weighted-average remaining life of 7.1 years and an aggregate intrinsic value of approximately $17 million. As of February 2, 2020, there were approximately 1.1 million options exercisable with a weighted-average exercise price of $30.18, a weighted-average remaining life of 5.7 years and an aggregate intrinsic value of approximately $13 million. As of February 2, 2020, there were approximately 2.8 million options vested or expected to ultimately vest with a weighted-average exercise price of $35.70, a weighted-average remaining life of 7.1 years and an aggregate intrinsic value of approximately $17 million.

The estimated fair value of the options when granted is amortized to expense over the options’ vesting or required service period. The fair value for these options was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the option and historical exercise experience, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Risk-free interest rate	2.51%	2.74%	2.08%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	26.4%	29.1%	29.8%
Expected option life in years	6.25	6.25	6.25

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

The risk free interest rate was determined based on an analysis of U.S. Treasury zero coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of Holdings and HD Supply’s competitors over the expected life of the HD Supply options. These competitors’ volatilities were adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. The weighted average fair value of each option granted during fiscal 2019 was $13.75. HD Supply recognized $8 million, $8 million, and $5 million of stock-based compensation expense related to stock options during fiscal 2019, fiscal 2018, and fiscal 2017, respectively. As of February 2, 2020, the unamortized compensation expense related to stock options was $14 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock, Restricted Stock Units, and Performance Awards

Restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) granted under the Plan are settled by issuing shares of common stock at the vesting date. Generally, the RSAs and RSUs granted to employees vest on a pro rata basis on each of the first four or five anniversaries of the grant, except in the case of death or disability, in which case the RSAs and RSUs vest as of the date of the event. Generally, the RSUs granted to members of the Company’s Board of Directors vest on the earliest of the one year anniversary of the grant date, the next annual meeting of stockholders after the grant date, or a change in control. The grant date fair value of the RSAs and RSUs is expensed over the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights, which are subject to the same restrictions (including the risk of forfeiture) as the restricted stock awards. Additionally, RSAs and RSUs may become non-forfeitable upon the associate reaching age 62, provided the associate has had five years of continuous service.

The Company also granted performance awards (“PAs”) under the Plan, the payout of which is dependent on the Company’s performance against target Cumulative Adjusted Earnings Per Share and Cumulative Free Cash Flow (as defined in the award agreements) over a three-year performance cycle. The payout ranges from zero to 200% of the original award. The grant date fair value of the PAs is expensed over the vesting period. Additionally, certain awards may become non-forfeitable upon the associate’s attainment of age 62, provided the associate has had five years of continuous service.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

A summary of RSA, RSU, and PA activity under the HDS Plans is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested at January 29, 2017	1,550	$27.07
Granted	464	41.50
Vested	(644)	27.51
Forfeited	(301)	31.39
Non-vested at January 28, 2018	1,069	$32.02
Granted	491	37.23
Vested	(570)	30.00
Forfeited	(94)	35.63
Non-vested at February 3, 2019	896	$35.82
Granted	557	42.49
Vested	(414)	34.68
Forfeited	(115)	39.17
Non-vested at February 2, 2020	924	$39.93

The total fair value of RSAs, RSUs, and PAs vested during the year was $14 million, $17 million, and $18 million for fiscal 2019, fiscal 2018, and fiscal 2017, respectively. HD Supply recognized $14 million, $18 million, and $20 million of stock based compensation expense related to RSAs, RSUs, and PAs during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of February 2, 2020, the unamortized compensation expense related to RSAs, RSUs, and PAs was $23 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply matches a percentage of the employees’ contributions to the plan. Prior to January 1, 2019, a fixed matching contribution was made each pay period and an additional discretionary matching contribution was made for the plan after fiscal year end based on the Company’s financial results. Effective January 1, 2019, an increased fixed matching contribution is made each pay period and the discretionary match was eliminated. The matching contributions paid in fiscal 2019 include the discretionary matching contribution made for the 2018 plan year and the fixed pay period matching contributions for the 2019 plan year. HD Supply paid matching contributions of $24 million, $14 million, and $17 million during fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

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

The reconciliation of basic to diluted weighted-average common shares outstanding for fiscal 2019, fiscal 2018, and fiscal 2017 is as follows (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Weighted-average common shares outstanding	166,405	181,099	192,236
Effect of potentially dilutive stock plan securities	584	830	1,432
Diluted weighted-average common shares outstanding	166,989	181,929	193,668
Stock plan securities excluded from dilution (1)	2,802	1,924	1,967
(1)	Represents stock options, restricted stock, restricted stock units, and/or performance awards (collectively “stock plan securities”) not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 14—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of February 2, 2020 and February 3, 2019 consisted of the following (amounts in millions):

	February 2,	February 3,
	2020	2019
Trade receivables, net of allowance for doubtful accounts	$674	$657
Vendor rebate receivables	65	57
Other receivables	15	18
Total receivables, net	$754	$732

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Property and Equipment

Property and equipment as of February 2, 2020 and February 3, 2019 consisted of the following (amounts in millions):

	February 2,	February 3,
	2020	2019
Land	$12	$14
Buildings and improvements	311	296
Transportation equipment	76	66
Furniture, fixtures and equipment	332	269
Capitalized software	302	258
Construction in progress	35	55
Property and equipment	1,068	958
Less accumulated depreciation & amortization	(677)	(588)
Property and equipment, net	$391	$370

Other Current Liabilities

Other current liabilities as of February 2, 2020 and February 3, 2019 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	February 2,	February 3,	February 2,	February 3,
	2020	2019	2020	2019
Corporate headquarters financing liability(1)	$—	$87	$—	$87
Accrued legal	50	1	50	1
Accrued non-income taxes	33	35	33	35
Accrued interest	13	14	13	14
Unsettled share repurchases	—	2	—	—
Other	112	120	112	120
Total other current liabilities	$208	$259	$208	$257
(1)	This amount represented the financing liability for the Company’s corporate headquarters that was purchased on February 4, 2019. Please see “Note 9, Leases” for further information on the purchase of the Company’s corporate headquarters.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

During fiscal 2019, the Company recorded a $50 million legal accrual related to litigation activities, offset by the recognition of a $50 million insurance recovery included in Other current assets. For further information, please see “Note 16, Commitments and Contingencies.”

Supplemental Cash Flow Information

Cash paid for interest in fiscal 2019, fiscal 2018, and fiscal 2017 was approximately $105 million, $121 million, and $159 million, respectively. During fiscal 2019, fiscal 2018, and fiscal 2017, the Company paid zero, $4 million, and $6 million of original issue discounts related to the extinguishment of debt, respectively.

Cash paid for income taxes, net of refunds, in fiscal 2019, fiscal 2018, and fiscal 2017 was approximately $53 million, $13 million, and $29 million, respectively. Cash paid for income taxes in fiscal 2017 includes $13 million in taxes paid related to the sale of the Waterworks business.

During fiscal 2019, fiscal 2018, and fiscal 2017, HDS executed equity cash distributions of $382 million, $590 million, and $541 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distributions from HDS and returns of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During fiscal 2017 and fiscal 2018, Holdings’ Board of Directors authorized three share repurchase programs, each up to an aggregate $500 million of Holdings’ common stock. As of February 2, 2020, the Company has completed the repurchase of all common stock authorized under each of the three $500 million share repurchase programs.

Holdings’ share repurchases under these plans were as follows (dollars in millions):

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares
November 2018 Plan	9,637,613	$375	3,313,797	$125	—	—
August 2017 Plan	—	—	12,159,013	459	1,150,699	$41
June 2017 Plan	—	—	—	—	15,940,337	500
April 2014 Plan	222,792	9	313,740	13	1,145,590	43
Total share repurchases	9,860,405	$384	15,786,550	$597	18,236,626	$584

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RESTRUCTURING AND SEPARATION ACTIVITIES

Restructuring & Separation

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies with the separation expected to be completed by the middle of the fiscal year ended January 31, 2021 (“fiscal 2020”). In light of the current business environment and in order to begin the establishment of two separate standalone businesses, the Company made personnel changes and began assessing the separation process, resulting in the recognition of $8 million in restructuring and separation charges for fiscal 2019. These charges were primarily related to professional fees incurred to execute the separation, and to a lesser extent, severance and other employee-related costs. The Company is in the early stages of estimating total costs for the separation of the businesses. Restructuring and separation charges for fiscal 2019 were $8 million, which includes a reversal of approximately $2 million in restructuring charges for the favorable termination of the lease for the Company’s former corporate headquarters in the first quarter of fiscal 2019. As of February 2, 2020, remaining unpaid costs associated with these activities are immaterial.

Fiscal 2017 Plan

As a result of the sale of the Waterworks business in fiscal 2017, management evaluated the Company’s alignment and functional support strategies. During fiscal 2017, the Company initiated a restructuring plan that included reducing workforce personnel, realigning talent, and closing a Construction & Industrial branch. In addition, the Company relocated its headquarters in first quarter 2018. During fiscal 2018, the Company recognized $9 million of restructuring charges, primarily related to property lease obligations upon exiting the Company’s previous headquarters location, and, to a lesser extent, severance and other employee-related costs. During fiscal 2017, the Company recognized $6 million of restructuring charges under this plan. Activities under this plan were completed in the second quarter of fiscal 2018 and no further charges are expected under this plan. As of February 2, 2020 remaining unpaid costs associated with the restructuring plan are immaterial.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

As of February 2, 2020, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $224 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment of $217 million is due during fiscal 2020 with the remaining amount payable on information technology (“IT”) service contracts that extend through fiscal 2022.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

On July 10, 2017 and August 8, 2017, stockholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”). Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive. The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit. The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. On January 30, 2020, the parties executed a written stipulation and agreement to settle the litigation for a payment of $50 million, subject to court approval. On February 21, 2020, the Court approved the settlement on a preliminary basis and scheduled a final approval hearing for July 21, 2020. The full settlement amount is covered under the Company’s insurance policies. The Company and individual defendants continue to dispute the allegations in the complaints, and the settlement is without any admission of the allegations in the complaints.

On August 8, 2017, two stockholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants. The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions. The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling. The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On October 22, 2018, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings and administratively closing the matter until after any summary judgment motion filed relating to the Amended Complaint is adjudicated.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

On August 29, 2018, a stockholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants. The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions. The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling. The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On January 14, 2019, upon joint motion of the parties, the Court entered an order conditionally staying the proceedings until after any summary judgment motions filed relating to the Amended Complaint is adjudicated.

The Company intends to defend the derivative lawsuits vigorously. Given the stage of the complaints and the claims and issues presented, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these unresolved lawsuits.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. The Company has responded to the subpoena and intends to continue to cooperate with the SEC’s investigation. We cannot currently predict the timing or outcome of this ongoing investigation.

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

NOTE 17—SEGMENT INFORMATION

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

HD Supply has two reportable segments, each of which is presented below:

●	Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations (“MRO”) products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.
●	Construction & Industrial—Construction & Industrial distributes concrete accessories and chemicals, specialized hardware, engineered materials and fasteners, tools, and safety products to non-residential and residential contractors. Construction & Industrial also offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Eliminations.” Corporate incurs costs related to the Company’s centralized support functions, which are comprised of finance, IT, human resources, legal, supply chain and other support services. All Corporate overhead costs are allocated to the reportable segments. Eliminations include the adjustments necessary to eliminate intercompany transactions.

The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2019
				Total
	Facilities	Construction &	Corporate &	Continuing
	Maintenance	Industrial	Eliminations	Operations
Net sales	$3,130	$3,019	$(3)	$6,146
Adjusted EBITDA	546	327	—	873
Depreciation(1) & Software Amortization	46	44	—	90
Other Intangible Amortization	8	15	—	23
Total Assets(2)	2,760	1,578	377	4,715
Capital Expenditures(2)	48	42	16	106

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

	Fiscal Year 2018
				Total
	Facilities	Construction &	Corporate &	Continuing
	Maintenance	Industrial	Eliminations	Operations
Net sales	$3,089	$2,961	$(3)	$6,047
Adjusted EBITDA	546	325	—	871
Depreciation(1) & Software Amortization	40	44	—	84
Other Intangible Amortization	8	14	—	22
Total Assets(2)	2,481	1,358	394	4,233
Capital Expenditures(2)	58	31	26	115

	Fiscal Year 2017
				Total
	Facilities	Construction &	Corporate &	Continuing
	Maintenance	Industrial	Eliminations	Operations
Net sales	$2,847	$2,279	$(5)	$5,121
Adjusted EBITDA	499	232	—	731
Depreciation(1) & Software Amortization	36	42	—	78
Other Intangible Amortization	9	3	—	12
Total Assets(2)	2,390	877	1,051	4,318
Capital Expenditures(2)	22	34	38	94
(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Total Assets and capital expenditures include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Total Adjusted EBITDA	$873	$871	$731
Depreciation and amortization(1)	113	106	90
Stock-based compensation	23	26	26
Restructuring	8	9	6
Acquisition and integration costs(2)	5	6	—
Other	1	—	1
Operating income	723	724	608
Interest expense	110	130	166
Interest income	—	(1)	(2)
Loss on extinguishment & modification of debt(3)	—	69	84
Income from Continuing Operations Before Provision for Income Taxes	613	526	360
Provision for income taxes	162	135	193
Income from continuing operations	$451	$391	$167
Income from discontinued operations, net of tax	1	3	803
Net income	$452	$394	$970
(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the cost incurred in the acquisition and integration of business acquisitions, including A.H. Harris.
(3)	Represents the loss on extinguishment of debt including premium paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt. Also includes the costs of debt modifications.

Net sales for HD Supply outside the U.S., primarily Canada, were $161 million, $157 million, and $146 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Long-lived assets of HD Supply outside the U.S., primarily Canada, were $20 million and $6 million as of February 2, 2020 and February 3, 2019, respectively. Long-lived assets as of February 2, 2020 includes $13 million of ROU lease assets recorded in accordance with ASC 842, Leases.

NOTE 18—REVENUE

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—REVENUE (Continued)

Disaggregation of Revenue

The Company elected to disaggregate the revenue of Facilities Maintenance by its demand types: MRO and Property Improvement, and Construction & Industrial by its end markets: Non-Residential Construction, Residential Construction, and Other. The Company believes this disaggregation appropriately meets the objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The prior periods’ revenue disaggregation for Construction & Industrial has been adjusted by an immaterial amount.

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Facilities Maintenance
Maintenance, Repair, and Operations	$2,778	$2,734	$2,522
Property Improvement	352	355	325
Total Facilities Maintenance Net Sales	3,130	3,089	2,847
Construction & Industrial
Non-Residential Construction	2,080	2,029	1,479
Residential Construction	746	748	643
Other	193	184	157
Total Construction & Industrial Net Sales	3,019	2,961	2,279
Inter-segment Eliminations	(3)	(3)	(5)
Total HD Supply Net Sales	$6,146	$6,047	$5,121

Contract Balances

The timing of satisfaction of identified performance obligations may differ from the timing of invoicing to customers for certain installation contracts, which may result in the recognition of a contract asset or liability. The Company records a contract asset when it recognizes revenue prior to invoicing, or a contract liability when revenue is recognized subsequent to invoicing. Contract assets are reclassified as accounts receivable upon invoicing and contract liabilities are relieved upon recognition of revenue. As of February 2, 2020, the Company’s contract assets and contract liabilities, which are included in Other Current Assets and Other Current Liabilities, respectively, within the Consolidated Balance Sheets, are not material.

Payment terms and conditions vary by contract type, although terms generally include a requirement for payment within 45 days. As such, in instances where the timing of revenue recognition differs from the timing of invoicing, the Company has concluded that its contracts with customers do not include a significant financing component because customer payments for goods and services are received in less than one year. All remaining performance obligations as of February 2, 2020 are not material.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 2, 2020 and February 3, 2019 (amounts in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	TOTAL
Fiscal 2019
Net sales	$1,493	$1,624	$1,644	$1,385	$6,146
Gross profit	585	633	640	545	2,403
Income from continuing operations	107	135	131	78	451
Income from discontinued operations	—	—	1	—	1
Net income	107	135	132	78	452
Basic earnings per share(1)
Income from continuing operations	$0.63	$0.80	$0.80	$0.48	$2.71
Income from discontinued operations	—	—	0.01	—	0.01
Net income	0.63	0.80	0.80	0.48	2.72
Diluted earnings per share(1)
Income from continuing operations	$0.63	$0.79	$0.79	$0.48	$2.70
Income from discontinued operations	—	—	0.01	—	0.01
Net income	0.63	0.79	0.80	0.48	2.71

Fiscal 2018
Net sales	$1,389	$1,600	$1,612	$1,446	$6,047
Gross profit	552	622	629	572	2,375
Income from continuing operations	89	130	82	90	391
Income from discontinued operations	—	1	—	2	3
Net income	89	131	82	92	394
Basic earnings per share(1)
Income from continuing operations	$0.48	$0.71	$0.45	$0.51	$2.16
Income from discontinued operations	—	0.01	—	0.01	0.02
Net income	0.48	0.72	0.45	0.53	2.18
Diluted earnings per share(1)
Income from continuing operations	$0.48	$0.71	$0.45	$0.51	$2.15
Income from discontinued operations	—	0.01	—	0.01	0.02
Net income	0.48	0.71	0.45	0.52	2.17
(1)	Basic and Diluted earnings per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

Income from continuing operations and Net income in the third quarter of fiscal 2018 includes a pre-tax loss on extinguishment and modification of debt of $69 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SUBSEQUENT EVENT

On March 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate $500 million of its common stock. The Company will conduct repurchases under the share repurchase program in the open market and through broker negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of February 2, 2020 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of February 2, 2020 (the end of the period covered by this report).

Change in Internal Control over Financial Reporting

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d- 15(f), during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Holdings and HDS are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Holdings’ and HDS’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Holdings’ and HDS’ internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Holdings and HDS; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Holdings and HDS are being made only in accordance with authorizations of management and directors of Holdings and HDS; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Holdings’ and HDS’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Holdings and HDS assessed the effectiveness of Holdings’ and HDS’ internal control over financial reporting as of February 2, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of February 2, 2020, Holdings’ and HDS’ internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).

Holdings’ and HDS’ internal control over financial reporting as of February 2, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports appearing under Item 8. Financial Statements and Supplementary Data, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for Holdings will be set forth in the “Our Board of Directors,” “Governance of Our Company,” “Ownership of Securities” and “Audit Committee Report” sections of Holdings’ Proxy Statement for the 2020 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item for Holdings will be set forth in the “Governance of Our Company,” “Executive Compensation” and “Compensation Committee Report” sections of Holdings’ Proxy Statement for the 2020 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for Holdings will be set forth in the “Securities Ownership of Certain Beneficial Owners and Management” section of Holdings’ Proxy Statement for the 2020 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Equity Compensation Plan Information

The following table provides information about Holdings’ equity compensation plans as of the year ended February 2, 2020:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
Plan Category	warrants and rights	and rights	reflected in first column)
Equity compensation plans approved by security holders(*)	2,825,952	$35.79	14,631,320
Equity compensation plans not approved by security holders	—	—	—
	2,825,852	$35.79	14,631,320

*   Represents stock options available for future issuance pursuant to the HD Supply Holdings, Inc. Omnibus Incentive Plan

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for Holdings will be set forth in the proposal concerning election of directors and the “Governance of Our Company” section of Holdings’ Proxy Statement for the 2020 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

HDS has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended February 2, 2020 and February 3, 2019 by our independent registered public accountants, PricewaterhouseCoopers LLP and its respective affiliates were:

Fees Billed	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$3.6 million	$3.2 million
Audit‑Related Fees(2)	$1.3 million	$—
Tax Fees(3)	$0.8 million	$0.4 million
Total	$5.7 million	$3.6 million
(1)	Includes fees and expenses for the audit of our annual financial statements, review of our quarterly financial statements, and services associated with securities filings.
(2)	Includes fees and expenses for assurance and related services that are not included in Audit Fees. These fees principally include services in connection with the potential divestiture of certain businesses.
(3)	Includes fees and expenses for tax planning, consultation, and compliance services.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) performed for us by the independent registered certified public accounting firm, subject to the de minimis exceptions for non-audit services described by the Exchange Act and the rules and regulations thereunder which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee approved all services provided by PricewaterhouseCoopers LLP during fiscal 2019 and fiscal 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are set forth in Item 8 hereof:

HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	64

HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	67

HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	69
Consolidated balance sheets as of February 2, 2020 and February 3, 2019	70
Consolidated statements of stockholders’ equity for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	71
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	72

HD Supply, Inc.
Consolidated statements of operations and comprehensive income for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	73
Consolidated balance sheets as of February 2, 2020 and February 3, 2019	74
Consolidated statements of stockholder’s equity for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	75
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2020, (ii) the fiscal year ended February 3, 2019, and (iii) the fiscal year ended January 28, 2018	76
Notes to Consolidated Financial Statements	77

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

3.1	Third Amended and Restated Certificate of Incorporation of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q of HD Supply, Holdings, Inc. (File No 001-35979).
3.2	Fourth Amended and Restated By-Laws of HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q of HD Supply Holdings, Inc. (File No 001-35979).
3.3	Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).
3.4	Certificate of Amendment of Certificate of Incorporation of HD Supply, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).
3.5	Amended and Restated By-Laws of HD Supply, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K of HD Supply, Inc. (File No. 333-159809) filed on July 9, 2013).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.20 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187-872) filed on June 13, 2013).
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

4.4	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.33#	HDS Investment Holding, Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.37 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 14, 2011).
10.34#

Home Depot Retention Agreement with Joseph DeAngelo, effective August 30, 2007. (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Form S-4/A of HD Supply, Inc. (File No. 333-159809) filed on July 10, 2009).

10.35#

Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo. (Incorporated by reference to Exhibit 10.55 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.36#

Letter of Employment, dated as of December 9, 2013, by and between HD Supply, Inc. and Evan J. Levitt. (Incorporated by reference to Exhibit 10.45 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.37#

Letter of Employment, dated as of March 27, 2010, by and between HD Supply, Inc. and John Stegeman. (Incorporated by reference to Exhibit 10.53 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).

10.38#

Letter of Employment, dated as of January 19, 2015, by and between HD Supply, Inc. and Dan S. McDevitt. (Incorporated by reference to Exhibit 10.39 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.39#

Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.44 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 10, 2013).

10.40#

Form of Director Indemnification Agreement (March 2017). (Incorporated by reference to Exhibit 10.41 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.41#	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.54 to Form 10-K of HD Supply, Inc. (File No. 333-159809) filed on April 13, 2010).
10.42#

Form of HD Supply Holdings, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.43#

Form of Employee Stock Option Agreement (November 2015). (Incorporated by reference to Exhibit 10.2 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.44#

Form of Restricted Stock Agreement for Executive Officers And Associates. (Incorporated by reference to Exhibit 10.64 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 25, 2014).

10.45#

Form of Employee Restricted Stock Agreement (November 2015). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 8, 2015).

10.46#	Form of Change of Control Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 14, 2016).
10.47#

HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).

10.48#

HD Supply Holdings, Inc. Omnibus Incentive Plan (as amended and restated effective May 17, 2017). (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).

10.49#	HD Supply Holdings, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.50 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).
10.50#	HD Supply Holdings, Inc. Annual Incentive Plan for Executive Officers. (Incorporated by reference to Exhibit 10.2 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979 filed on May 19, 2017).
10.51#	Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.57 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).
10.52#	Form of Director Deferred Stock Unit Agreement. (Incorporated by reference to Exhibit 10.58 to Amendment No. 3 to Form S-1 of HD Supply Holdings, Inc. (File No. 333-187872) filed on June 13, 2013).
10.53

Board of Directors Compensation Policy (as amended effective May 17, 2017). (Incorporated by reference to Exhibit 10.3 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on September 6, 2017).

10.54#

Board of Directors Compensation Policy (March 2015). (Incorporated by reference to Exhibit 10.60 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 24, 2015).

10.55#

Form of Performance Award Agreement. (Incorporated by reference to Exhibit 10.58 to Form 10-K of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on March 13, 2018).

10.56

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

10.57#

Letter of Employment, dated as of September 6, 2018, by and between HD Supply, Inc. and Bradley Paulsen. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of HD Supply Holdings, Inc. (File No. 001-35979) and HD Supply, Inc. (File No. 333-159809) filed on December 4, 2018).

10.58

HD Supply Holdings, Inc. Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply, Holdings, Inc. (File No. 001-35979) filed on May 22, 2019.

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

101

Interactive data files for HD Supply Holdings, Inc. and HD Supply, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 formatted in Inline XBRL:

(i)     the Consolidated Statements of Operations and Comprehensive Income of HD Supply Holdings, Inc.;

(ii)    the Consolidated Balance Sheets of HD Supply Holdings, Inc.;

(iii)   the Consolidated Statements of Stockholders’ Equity of HD Supply Holdings, Inc.;

(iv)   the Consolidated Statements of Cash Flows of HD Supply Holdings, Inc.;

(v)    the Consolidated Statements of Operations and Comprehensive Income of HD Supply, Inc.;

(vi)   the Consolidated Balance Sheets of HD Supply, Inc.;

(vii)  the Consolidated Statements of Stockholder’s Equity of HD Supply, Inc.;

(viii) the Consolidated Statements of Cash Flows of HD Supply, Inc.; and

(ix)   the Notes to Consolidated Financial Statements of HD Supply Holdings, Inc. and HD Supply, Inc.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	Management contract or compensatory plan or arrangement.

(c)Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

		Acquisition or		Doubtful
	Balance at	Disposition of	Charges to	Accounts		Balance at
	Beginning	Business	Expense /	Written	Other	End of
	of Period	Adjustment	(Income)	Off, Net	Adjustments	Period
Fiscal Year ended:
January 28, 2018	$13	(4)	8	(5)	—	$12
February 3, 2019	$12	2	12	(8)	—	$18
February 2, 2020	$18	—	9	(8)	—	$19

Deferred Tax Valuation Allowances:

	Balance at	Charges to	Balance at
	Beginning	Expense	End of
	of Period	(Benefit)	Period
Fiscal Year ended:
January 28, 2018	$5	2	$7
February 3, 2019	$7	—	$7
February 2, 2020	$7	(1)	$6

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.

By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph J. Deangelo Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 16, 2020

/s/ Evan J. Levitt Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 16, 2020

/s/ Kathleen J. Affeldt Kathleen J. Affeldt	Independent Lead Director	March 16, 2020

/s/ Peter A. Dorsman Peter A. Dorsman	Director	March 16, 2020

/s/ Stephen J. Konenkamp	Director	March 16, 2020
Stephen J. Konenkamp

/s/ Patrick R. Mcnamee Patrick R. McNamee	Director	March 16, 2020

/s/ Scott D. Ostfeld Scott D. Ostfeld	Director	March 16, 2020

/s/ Charles W. Peffer Charles W. Peffer	Director	March 16, 2020

Signature	Capacity	Date

/s/ James A. Rubright James A. Rubright	Director	March 16, 2020

/s/ Lauren Taylor Wolfe Lauren Taylor Wolfe	Director	March 16, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.

By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph J. Deangelo Joseph J. DeAngelo	President and Chief Executive Officer, Chairman (Principal Executive Officer)	March 16, 2020

/s/ Evan J. Levitt Evan J. Levitt	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer & Principal Accounting Officer)	March 16, 2020

/s/ Kathleen J. Affeldt Kathleen J. Affeldt	Independent Lead Director	March 16, 2020

/s/ Peter A. Dorsman Peter A. Dorsman	Director	March 16, 2020

/s/ Stephen J. Konenkamp Stephen J. Konenkamp	Director	March 16, 2020

/s/ Patrick R. Mcnamee Patrick R. McNamee	Director	March 16, 2020

/s/ Scott D. Ostfeld Scott D. Ostfeld	Director	March 16, 2020

/s/ Charles W. Peffer Charles W. Peffer	Director	March 16, 2020

Signature	Capacity	Date

/s/ James A. Rubright James A. Rubright	Director	March 16, 2020

/s/ Lauren Taylor Wolfe Lauren Taylor Wolfe	Director	March 16, 2020