Form 10-Q
period 2020-05-03
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2020-06-09
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

HD Supply Holdings, Inc. ◻
HD Supply, Inc. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ⌧
HD Supply, Inc.	Yes ☐ No ⌧

The number of shares of the Registrant’s common stock outstanding as of June 5, 2020:

HD Supply Holdings, Inc.	161,993,586 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements; including those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended February 2, 2020 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include, but are not limited to the following, many of which are, and will be, amplified by the outbreak of a novel strain of coronavirus, now known as COVID-19, and classified as a pandemic by the World Health Organization on March 11, 2020:

●	the impact of the COVID-19 pandemic on our sales, operations and supply chain, as well as the impacts on our customers, suppliers, vendors and business partners;
●	our ability to successfully complete the previously announced separation of our Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies and obtain the benefits therefrom;
●	the incurrence of significant transaction costs;
●	the increased demands on management to prepare for and accomplish the separation;
●	inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;
●	limitations and restrictions in the agreements governing our indebtedness;

●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;
●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly-qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our income tax net operating loss carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended
	May 3, 2020	May 5, 2019
Net Sales	$1,395	$1,493
Cost of sales	845	908
Gross Profit	550	585
Operating expenses:
Selling, general, and administrative	396	392
Depreciation and amortization	27	25
Restructuring and separation	6	(2)
Total operating expenses	429	415
Operating Income	121	170
Interest expense	25	28
Income Before Provision for Income Taxes	96	142
Provision for income taxes	24	35
Net Income	$72	$107
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—
Unrealized loss on cash flow hedge, net of tax of $6 and $1	(16)	(5)
Total Comprehensive Income	$57	$102

Weighted Average Common Shares Outstanding (thousands)
Basic	160,830	170,000
Diluted	161,190	170,712

Earnings Per Share:
Basic earnings per share	$0.45	$0.63
Diluted earnings per share	$0.45	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 3, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$147	$34
Receivables, less allowance for credit losses of $24 and $19	690	754
Inventories	832	771
Other current assets	89	104
Total current assets	1,758	1,663
Property and equipment, net	387	391
Operating lease right-of-use assets	474	480
Goodwill	1,991	1,991
Intangible assets, net	169	175
Deferred tax assets	2	2
Other assets	14	13
Total assets	$4,795	$4,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455	$414
Accrued compensation and benefits	58	71
Current installments of long-term debt	11	11
Current lease liabilities	122	110
Other current liabilities	188	208
Total current liabilities	834	814
Long-term debt, excluding current installments	2,033	2,035
Deferred tax liabilities	35	33
Long-term lease liabilities	365	383
Other liabilities	115	98
Total liabilities	3,382	3,363
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 162.0 million and 161.4 million shares issued and outstanding at May 3, 2020 and February 2, 2020, respectively	2	2
Paid-in capital	4,103	4,097
Accumulated deficit	(1,050)	(1,122)
Accumulated other comprehensive loss	(67)	(52)
Treasury stock, at cost, 44.1 million shares at May 3, 2020 and February 2, 2020, respectively	(1,575)	(1,573)
Total stockholders’ equity	1,413	1,352
Total liabilities and stockholders’ equity	$4,795	$4,715

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2020	May 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72	$107
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29	27
Provision for credit losses	9	2
Non-cash interest expense	2	2
Stock-based compensation expense	7	7
Deferred income taxes	—	32
Other	—	1
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	54	(51)
(Increase) decrease in inventories	(62)	(43)
(Increase) decrease in other current assets	1	(5)
Increase (decrease) in accounts payable and accrued liabilities	20	49
Increase (decrease) in other long term liabilities	5	—
Net cash provided by (used in) operating activities	137	128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21)	(26)
Proceeds from sales of property and equipment	—	2
Net cash provided by (used in) investing activities	(21)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(1)	(12)
Repayments of long-term debt	(3)	(3)
Repayments of financing liabilities	—	(88)
Borrowings on long-term revolver debt	339	327
Repayments on long-term revolver debt	(337)	(325)
Proceeds from issuance of common stock under employee benefit plans	3	4
Tax withholdings on stock-based awards	(4)	(5)
Net cash provided by (used in) financing activities	(3)	(102)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$113	$2
Cash and cash equivalents at beginning of period	34	38
Cash and cash equivalents at end of period	$147	$40

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended
	May 3, 2020		May 5, 2019
	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	205,473	$2	204,806	$2
Shares issued under employee benefit plans	700	—	561	—
Ending balance	206,173	$2	205,367	$2
Paid-in Capital
Beginning balance		$4,097		$4,067
Stock-based compensation		7		7
Shares issued under employee benefit plans		—		5
Other		(1)		—
Ending balance		$4,103		$4,079
Accumulated Deficit
Beginning balance		$(1,122)		$(1,572)
Cumulative effect of accounting change		—		(3)
Net Income		72		107
Other		—		1
Ending balance		$(1,050)		$(1,467)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(52)		$(30)
Unrealized loss on cash flow hedge, net of tax of $6 and $1		(16)		(5)
Foreign currency translation adjustment		1		—
Ending balance		$(67)		$(35)
Treasury Stock
Beginning balance	(44,071)	$(1,573)	(34,153)	$(1,186)
Purchase of common stock	(27)	(1)	(271)	(12)
Shares issued under employee benefit plans	68	2	—	—
Shares withheld for taxes	(94)	(3)	(117)	(5)
Ending balance	(44,124)	$(1,575)	(34,541)	$(1,203)

Total Stockholders’ Equity	162,049	$1,413	170,826	$1,376

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2020	May 5, 2019
Net Sales	$1,395	$1,493
Cost of sales	845	908
Gross Profit	550	585
Operating expenses:
Selling, general, and administrative	396	392
Depreciation and amortization	27	25
Restructuring and separation	6	(2)
Total operating expenses	429	415
Operating Income	121	170
Interest expense	25	28
Income Before Provision for Income Taxes	96	142
Provision for income taxes	24	35
Net Income	$72	$107
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—
Unrealized loss on cash flow hedge, net of tax of $6 and $1	(16)	(5)
Total Comprehensive Income	$57	$102

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	May 3, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$145	$34
Receivables, less allowance for credit losses of $24 and $19	690	754
Inventories	832	771
Other current assets	89	104
Total current assets	1,756	1,663
Property and equipment, net	387	391
Operating lease right-of-use assets	474	480
Goodwill	1,991	1,991
Intangible assets, net	169	175
Deferred tax assets	2	2
Other assets	14	13
Total assets	$4,793	$4,715
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$455	$414
Accrued compensation and benefits	58	71
Current installments of long-term debt	11	11
Current lease liabilities	122	110
Other current liabilities	188	208
Total current liabilities	834	814
Long-term debt, excluding current installments	2,033	2,035
Deferred tax liabilities	35	33
Long-term lease liabilities	365	383
Other liabilities	115	98
Total liabilities	3,382	3,363
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at May 3, 2020 and February 2, 2020	—	—
Paid-in capital	2,370	2,367
Accumulated deficit	(892)	(963)
Accumulated other comprehensive loss	(67)	(52)
Total stockholder’s equity	1,411	1,352
Total liabilities and stockholder’s equity	$4,793	$4,715

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 3, 2020	May 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72	$107
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29	27
Provision for credit losses	9	2
Non-cash interest expense	2	2
Stock-based compensation expense	7	7
Deferred income taxes	—	32
Other	—	1
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	54	(51)
(Increase) decrease in inventories	(62)	(43)
(Increase) decrease in other current assets	1	(5)
Increase (decrease) in accounts payable and accrued liabilities	20	49
Increase (decrease) in other long term liabilities	5	—
Net cash provided by (used in) operating activities	137	128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21)	(26)
Proceeds from sales of property and equipment	—	2
Net cash provided by (used in) investing activities	(21)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(4)	(14)
Repayments of long-term debt	(3)	(3)
Repayments of financing liabilities	—	(88)
Borrowings on long-term revolver debt	339	327
Repayments on long-term revolver debt	(337)	(325)
Net cash provided by (used in) financing activities	(5)	(103)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$111	$1
Cash and cash equivalents at beginning of period	34	38
Cash and cash equivalents at end of period	$145	$39

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended
	May 3, 2020		May 5, 2019
	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—
Ending balance	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,367		$2,726
Equity distribution to Parent		(4)		(14)
Stock-based compensation		7		7
Ending balance		$2,370		$2,719
Accumulated Deficit
Beginning balance		$(963)		$(1,413)
Cumulative effect of accounting change		—		(3)
Net Income		72		107
Other		(1)		1
Ending balance		$(892)		$(1,308)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(52)		$(30)
Unrealized loss on cash flow hedge, net of tax of $6 and $1		(16)		(5)
Foreign currency translation adjustment		1		—
Ending balance		$(67)		$(35)

Total Stockholder's Equity	1	$1,411	1	$1,376

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in two distinct market sectors: Maintenance, Repair & Operations and Specialty Construction. Through approximately 270 branches and 44 distribution centers in the U.S. and Canada, the Company serves these markets with an integrated go-to-market strategy. HD Supply has more than 11,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. HD Supply’s broad range of end-to-end product lines and services includes approximately 600,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from construction to maintenance, repair and operations.

HD Supply is managed primarily on a product line basis and reports results of operations in two reportable segments. The reportable segments are Facilities Maintenance and Construction & Industrial. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

Basis of Presentation

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s annual report on Form 10-K for the year ended February 2, 2020, which includes all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal years ending January 31, 2021 ("fiscal 2020") and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended May 3, 2020 ("first quarter 2020”) and May 5, 2019 ("first quarter 2019”) both include 13 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At May 3, 2020 and February 2, 2020, self-insurance reserves totaled approximately $52 million and $50 million, respectively.

NOTE 2 — DEBT

HDS’s long-term debt as of May 3, 2020 and February 2, 2020 consisted of the following (dollars in millions):

	May 3, 2020		February 2, 2020
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$259	2.08	$260	3.15
Term B-5 Loans due 2023	1,054	2.15	1,057	3.40
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$2,063		$2,067
Less unamortized discount	(2)		(3)
Less unamortized deferred financing costs	(17)		(18)
Total net long-term debt	$2,044		$2,046
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$2,033		$2,035
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

Senior Credit Facilities

Senior ABL Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of May 3, 2020, HDS had $717 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $85 million of borrowings available on qualifying cash balances). As of May 3, 2020, approximately $51 million of the outstanding borrowings on the Senior ABL Facility are denominated in Canadian dollars.

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

For additional information on HDS’s Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended February 2, 2020.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of May 3, 2020, HDS was in compliance with all such covenants that were in effect on such date. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of May 3, 2020, it had no such limitations.

NOTE 3 — DERIVATIVE INSTRUMENTS

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

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging ,” to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. The interest rate swap agreement swaps a LIBOR rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of May 3, 2020 and February 2, 2020, the fair value of the Company’s interest rate swap was a liability of $72 million and $50 million, respectively, which was reflected as $22 million and $12 million in Other current liabilities and $50 million and $38 million in Other liabilities, respectively, in the Consolidated Balance Sheets. The Company utilized Level 2 inputs, as defined in the fair value hierarchy in "Note 4 - Fair Value Measurements."Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 6 - Accumulated Other Comprehensive Income (Loss),” for further information.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of May 3, 2020 and February 2, 2020 (amounts in millions):

	As of May 3, 2020		As of February 2, 2020
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$259	$259	$260	$260
Term Loans and Notes	1,804	1,784	1,807	1,862
Total	$2,063	$2,043	$2,067	$2,122
(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

NOTE 5 — INCOME TAXES

For the three months ended May 3, 2020 and May 5, 2019, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.0% and 24.6%, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three months ended May 3, 2020 related to the CARES Act.

As of May 3, 2020 and February 2, 2020, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) were $16 million and $17 million, respectively. The decrease of $1 million was a result of statute expirations during first quarter 2020. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of May 3, 2020 and February 2, 2020 was zero. As of May 3, 2020 and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

The balances and changes in AOCI, net of tax by component for the three months ended May 3, 2020 and May 5, 2019 was as follows (amounts in millions):

	Three Months Ended
	May 3,	May 5,
	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(15)	$(15)
Other comprehensive income (loss) before reclassifications	1	—
Amounts reclassified from accumulated OCI into earnings	—	—
Ending balance	$(14)	$(15)

Cash flow hedge, net of tax:
Beginning balance	$(37)	$(15)
Other comprehensive income (loss) before reclassifications	(19)	(6)
Amounts reclassified from accumulated OCI into earnings(1)	3	1
Ending balance, net of tax of $19 and $7	$(53)	$(20)
Total ending balance of AOCI	$(67)	$(35)
(1)	Unrealized loss reclassified into Interest expense.

NOTE 7 — BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

The following basic and diluted weighted-average common shares information is provided for Holdings.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of basic to diluted weighted-average common shares for the three months ended May 3, 2020 and May 5, 2019 was as follows (in thousands):

	Three Months Ended
	May 3, 2020	May 5,2019
Weighted-average common shares	160,830	170,000
Effect of potentially dilutive stock plan securities	360	712
Diluted weighted-average common shares	161,190	170,712
Stock plan securities excluded from dilution(1)	3,573	2,519
(1)	Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of May 3, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	May 3, 2020	February 2, 2020
Trade receivables, net of allowance for credit losses	$635	$674
Vendor rebate receivables	38	65
Other receivables	17	15
Total receivables, net	$690	$754

Trade receivables arise primarily from sales on credit to customers. The Company establishes an allowance for credit losses to present the net amount of trade receivables expected to be collected. The allowance is determined using an estimation of loss rates based upon historical experience adjusted for factors that are relevant to determine the expected collectability of trade receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of trade receivables, and credit and liquidity quality indicators for certain industry groups, customer classes, or individual customers.

Other Current Liabilities

Other current liabilities as of May 3, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	May 3, 2020	February 2, 2020
Accrued legal	$50	$50
Accrued non-income taxes	29	33
Accrued interest	3	13
Other	106	112
Total other current liabilities	$188	$208

As of May 3, 2020 and February 2, 2020, the $50 million legal accrual included in Other current liabilities is offset by a $50 million insurance recovery included in Other current assets and is related to litigation activities. For further information, see “Note 10, Commitments and Contingencies.”

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 3, 2020 and May 5, 2019 was $34 million and $37 million, respectively.

Cash paid for income taxes, net of refunds, in the three months ended May 3, 2020 and May 5, 2019 was approximately zero and $4 million, respectively.

During the three months ended May 3, 2020 and May 5, 2019, HDS executed equity cash distributions of $4 million and $14 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

FICA Payment Deferral

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  The deferred amount will be payable as follows:

●	50% of the deferred amount will be paid December 31, 2021

●	Remaining 50% of the deferred amount will be paid December 31, 2022

In the three months ended May 3, 2020, the Company deferred FICA payments of $3 million under the CARES Act. The deferred payments are reflected in Other liabilities in the Consolidated Balance Sheets. The deferral had no impact on the Consolidated Statement of Operations and Comprehensive Income.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options (“April 2014 Plan”). This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During November 2018 and March 2020, Holdings’ Board of Directors authorized two additional share repurchase programs for up to an aggregate amount of $500 million each of Holdings’ common stock (“November 2018 Plan" and "March 2020 Plan,” respectively). Holdings completed the repurchase of all $500 million of common stock authorized under the November 2018 Plan in January 2020. During first quarter 2020, Holdings chose to not purchase any shares under the March 2020 Plan, instead focusing on enhancing the Company’s liquidity position.

Holdings’ share repurchases under these plans for the three months ended May 3, 2020 and May 5, 2019 were as follows (dollars in millions):

	Three Months Ended
	May 3, 2020		May 5, 2019
	Number of	Cost of	Number of	Cost of
	Shares	Shares	Shares	Shares
March 2020 Plan	—	$—	—	$—
November 2018 Plan	—	—	170,419	7
April 2014 Plan	26,661	1	100,666	5
Total share repurchases	26,661	$1	271,085	$12

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RESTRUCTURING AND SEPARATION ACTIVITIES

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies with the separation expected to be completed by the middle of fiscal 2020. On March 30, 2020, the Company announced that due to materially changing market conditions caused by the COVID-19 pandemic, the previously announced timeline for the separation of its two businesses had been impacted. The Company remains committed to the separation of the two businesses and the strategic rationale is unchanged. The Company is continuing its preparations for separation when the markets sufficiently recover. During the three months ended May 3, 2020, the Company recognized $6 million in restructuring and separation charges.  These charges were primarily related to professional fees incurred to execute the separation, and to a lesser extent, severance and other employee-related costs. As of May 3, 2020, remaining unpaid costs associated with these activities are immaterial.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total operations for the periods indicated (amounts in millions):

	Facilities	Construction		Total
	Maintenance	& Industrial	Eliminations	Operations
Three Months Ended May 3, 2020
Net sales	$682	$713	$—	$1,395
Adjusted EBITDA	98	65	—	163
Depreciation(1) & Software Amortization	13	10	—	23
Other Intangible Amortization	2	4	—	6

Three Months Ended May 5, 2019
Net sales	$772	$721	$—	$1,493
Adjusted EBITDA	134	69	—	203
Depreciation(1) & Software Amortization	10	11	—	21
Other Intangible Amortization	2	4	—	6

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	May 3, 2020	May 5, 2019
Total Adjusted EBITDA	$163	$203
Depreciation and amortization(1)	29	27
Stock-based compensation	7	7
Restructuring and separation(2)	6	(2)
Acquisition and integration costs(3)	—	1
Operating income	121	170
Interest expense	25	28
Income from Before Provision for Income Taxes	96	142
Provision for income taxes	24	35
Net income	$72	$107
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. During the three months ended May 5, 2019, the costs include a favorable termination of the lease for the Company’s former corporate headquarters.
(3)	Represents the cost incurred in the acquisition and integration of business acquisitions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — REVENUE

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

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended
	May 3, 2020	May 5, 2019
Facilities Maintenance
Maintenance, Repair, and Operations	$610	$692
Property Improvement	72	80
Total Facilities Maintenance Net Sales	682	772
Construction & Industrial
Non-Residential Construction	488	497
Residential Construction	183	180
Other	42	44
Total Construction & Industrial Net Sales	713	721
Inter-segment Eliminations	—	—
Total HD Supply Net Sales	$1,395	$1,493

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Cloud Computing Arrangements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. The ASU is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the guidance in ASU 2018-15 on February 3, 2020 (the first day of fiscal 2020) prospectively to all implementation costs incurred after the date of adoption with no material impact to the Company's financial position, results of operations or cash flows.

Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), amended by ASU No 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The amended guidance modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The amended guidance also prescribes additional disclosure requirements for certain financial instruments. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2016-13 on February 3, 2020 using a modified retrospective approach with no material impact to the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted  or Applied

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during quarters, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for fiscal years and interim periods beginning after December 15, 2020. Early adoption is permitted. Certain amendments in this update should be adopted on either a retrospective basis for all periods presented or on a modified retrospective base with a cumulative-effect adjustment through retained earnings. The remaining other amendments should be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2019-12.

Reference Rate - In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The new guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. An entity may elect to the apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of applying ASU 2020-04.

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

HD Supply is one of the largest industrial distributors in North America. We believe we have leading positions in the two distinct market sectors in which we specialize: Maintenance, Repair & Operations (“MRO”) and Specialty Construction. Through approximately 270 branches and 44 distribution centers, in the U.S. and Canada, we serve these markets with an integrated go-to-market strategy. We have more than 11,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities. Our broad range of end-to-end product lines and services include approximately 600,000 stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from construction to maintenance, repair and operations.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and the magnitude of the impact of the pandemic on our sales, operations, and supply chain and our customers, suppliers, vendors, and business partners.

HD Supply was deemed an essential business in all areas in which we operate. As a result, we continue to service our customers. However, our customers have been impacted by various factors related to the pandemic, including the response of governmental and other regulatory authorities to the pandemic, such as “shelter-in-place,” “stay-at-home” orders, travel restrictions, and restrictions on landlord remedies. These factors resulted in a slowing of our sales to the affected customers. Many of Facilities Maintenance’s hospitality customer locations were closed or operating at a meaningfully diminished capacity, which negatively impacted sales during the last half of the first quarter and may negatively impact sales until the response to the COVID-19 pandemic moderates. Similarly, our Construction & Industrial facilities continue to operate, but we restricted public access to our branches and showrooms, and instead serviced our customers through customer pickup areas in the front of our locations, as well as continued job-site deliveries and direct deliveries.

With respect to liquidity, we are continuously evaluating our cash positions and have taken prudent actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, negotiating rent payment deferrals at our leased facilities, and limiting discretionary spending. We have also reduced anticipated spending on certain capital investment projects and chose to not repurchase any shares under the March 2020 authorized share repurchase program, instead focusing on enhancing our liquidity position.  In addition, we may choose to access available credit facilities and have capacity to do so. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal years ending January 31, 2021 (“fiscal 2020”) and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended May 3, 2020 (“first quarter 2020”) and May 5, 2019 (“first quarter 2019”) both include 13 weeks.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in our Senior Credit Facilities and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (both as defined in the Senior ABL Facility agreement). Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended February 2, 2020.

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

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	May 3, 2020	May 5, 2019
Net income	$72	$107
Interest expense, net	25	28
Provision for income taxes	24	35
Depreciation and amortization(1)	29	27
Restructuring and separation charges(2)	6	(2)
Stock-based compensation	7	7
Acquisition and integration costs(3)	—	1
Adjusted EBITDA	$163	$203
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. For the three months ended May 5, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(3)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended
	May 3, 2020	May 5, 2019
Net income	$72	$107
Plus: Provision for income taxes	24	35
Less: Cash income taxes	—	(4)
Plus: Amortization of acquisition-related intangible assets (other than software)	6	6
Plus: Restructuring and separation charges(1)	6	(2)
Plus: Acquisition and integration costs(2)	—	1
Adjusted Net Income	$108	$143
(1)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs. For the three months ended May 5, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(2)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Consolidated results of operations

Dollars in millions

				% of Net Sales
			Percentage			Basis Point
	Three Months Ended		Increase	Three Months Ended		Increase
	May 3,2020	May 5,2019	(Decrease)	May 3,2020	May 5,2019	(Decrease)
Net sales	$1,395	$1,493	(6.6)%	100.0%	100.0%	—
Gross Profit	550	585	(6.0)	39.4	39.2	20
Operating expenses:
Selling, general, and administrative	396	392	1.0	28.4	26.2	220
Depreciation and amortization	27	25	8.0	1.9	1.7	20
Restructuring and separation	6	(2)	*	0.4	(0.1)	50
Total operating expenses	429	415	3.4	30.7	27.8	290
Operating Income	121	170	(28.8)	8.7	11.4	(270)
Interest expense	25	28	(10.7)	1.8	1.9	(10)
Income Before Provision for Income Taxes	96	142	(32.4)	6.9	9.5	(260)
Provision for income taxes	24	35	(31.4)	1.7	2.3	(60)
Net Income	$72	$107	(32.7)	5.2	7.2	(200)
Non-GAAP financial data:
Adjusted EBITDA	$163	$203	(19.7)	11.7	13.6	(190)
Adjusted net income	$108	$143	(24.5)	7.7	9.6	(190)

* Not meaningful

Highlights

First quarter 2020 results were negatively impacted by the response of governmental and other regulatory authorities, including “shelter-in-place” and “stay-at-home” orders to the COVID-19 pandemic. While HD Supply was deemed an essential business in all areas in which we operate, the impact to our customers by the various factors related to the pandemic resulted in a slowing of our sales. These economic impacts generally began in mid-March 2020, which is the middle of our first quarter 2020.

Net sales in first quarter 2020 decreased $98 million, or 6.6%, as compared to first quarter 2019. Operating income in first quarter 2020 decreased $49 million, or 28.8%, as compared to first quarter 2019. Net income in first quarter 2020 decreased $35 million, or 32.7%, to $72 million as compared to first quarter 2019. Adjusted EBITDA in first quarter 2020 decreased $40 million, or 19.7%, as compared to first quarter 2019. Adjusted net income in first quarter 2020 decreased $35 million, or 24.5%, as compared to first quarter 2019. As of May 3, 2020, our total liquidity was $797 million, an increase of $169 million since the end of fiscal 2019. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

Net sales

Net sales in first quarter 2020 decreased $98 million, or 6.6%, compared to first quarter 2019.

Both of our reportable segments experienced a decrease in Net sales in first quarter 2020 as compared to first quarter 2019. The Net sales decrease in first quarter 2020 was primarily due to a decrease in volume related to the response by governmental and other regulatory authorities to the COVID-19 pandemic. Average year-over-year daily sales changes for the fiscal 2020 months of February, March, and April were an increase of 8.8%, an increase of 0.5%, and a decrease of 22.6%, respectively. There were 20 selling days in February, 20 selling days in March and 25 selling days in April of fiscal 2020 and fiscal 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Gross profit

Gross profit decreased $35 million, or 6.0%, during first quarter 2020 as compared to first quarter 2019.

Facilities Maintenance experienced a decline in gross profit while Construction & Industrial experienced a slight increase in gross profit in first quarter 2020 as compared to first quarter 2019.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 20 basis points to 39.4% in first quarter 2020 as compared to 39.2% in first quarter 2019. Gross margin increased at both Facilities Maintenance and Construction & Industrial in first quarter 2020 as compared to first quarter 2019.

Operating expenses

Operating expenses increased $14 million, or 3.4%, during first quarter 2020 as compared to first quarter 2019.

Selling, general, and administrative expenses increased $4 million, or 1.0%, in first quarter 2020 as compared to first quarter 2019 primarily due to an increase in insurance claims, fixed facility and equipment costs, and charges for expected credit losses, substantially offset by decreases in variable costs including personnel and travel costs. Depreciation and amortization expense increased $2 million, or 8.0%, in first quarter 2020 as compared to first quarter 2019, primarily driven by investments in facilities and technology during fiscal 2019. Restructuring and separation expenses in first quarter 2020 were primarily due to professional fees incurred to execute the separation of the Company’s planned separation of its Facilities Maintenance and Construction & Industrial businesses, and, to a lesser extent, severance and other employee-related costs. Restructuring and separation expenses in first quarter 2019 included the reversal of $2 million of restructuring and separation expenses incurred in fiscal 2018. The reversal resulted from the favorable termination of the lease associated with the Company’s former corporate headquarters, which was exited in fiscal 2018.

Operating expenses as a percentage of Net sales increased approximately 290 basis points to 30.7% in first quarter 2020 as compared to first quarter 2019. Selling, general, and administrative expenses as a percentage of Net sales, increased approximately 220 basis points to 28.4% in first quarter 2020 as compared to first quarter 2019. The increase was primarily a result of the decline in net sales at both of our reportable segments. Beginning in mid-March 2020, the economic impact of the response to the COVID-19 pandemic was swift and significant. As a result, the reduction in Net sales outpaced our efforts to reduce fixed costs. Restructuring and separation expenses contributed approximately 50 basis points to the period-over-period increase in operating expense as a percentage of Net sales.

Operating income

Operating income decreased $49 million, or 28.8%, during first quarter 2020 as compared to first quarter 2019. The decrease was due to the decline in gross profit as a result of the decrease in Net sales and the increase in operating expenses during first quarter 2020 as compared to first quarter 2019.

Operating income as a percentage of Net sales decreased approximately 270 basis points to 8.7% during first quarter 2020 as compared to first quarter 2019. The decrease in first quarter 2020 was primarily due to the increase in operating expenses as a percentage of Net sales, partially offset by the increase in gross margins.

Interest expense

Interest expense decreased $3 million, or 10.7%, during first quarter 2020 as compared to first quarter 2019.  The decrease in first quarter 2020 was primarily due to declining interest rates.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in first quarter 2020 was $24 million compared to $35 million in first quarter 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

The effective rate for continuing operations for first quarter 2020 was 25.0% compared to 24.6% in first quarter 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for first quarter 2020 related to the CARES Act.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of May 3, 2020, and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million.

Adjusted EBITDA

Adjusted EBITDA decreased $40 million, or 19.7%, in first quarter 2020 as compared to first quarter 2019. The decrease in Adjusted EBITDA during was driven by a $36 million decrease at Facilities Maintenance and a $4 million decrease at Construction & Industrial.

Adjusted EBITDA as a percentage of Net sales decreased approximately 190 basis points to 11.7% in first quarter 2020 as compared to first quarter 2019. The decrease was due to the decline in Net sales and the increase in operating expenses.

Adjusted net income

Adjusted net income decreased $35 million, or 24.5%, in first quarter 2020 as compared to first quarter 2019. The decrease in Adjusted net income was attributable to a decline in operating income, partially offset by lower interest expense.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
	May 3,	May 5,	Increase
Dollars in millions	2020	2019	(Decrease)
Net sales	$682	$772	(11.7)%
Operating income	$77	$119	(35.3)%
% of Net sales	11.3%	15.4%	(410)	bps
Depreciation and amortization	15	12	25.0%
Other	6	3	*
Adjusted EBITDA	$98	$134	(26.9)%
% of Net sales	14.4%	17.4%	(300)	bps

* Not meaningful

Net Sales

Net sales decreased $90 million, or 11.7%, in first quarter 2020 as compared to first quarter 2019. The decrease in Net sales was primarily due to declines in the hospitality and multifamily industries related to the response by governmental and other regulatory authorities to the COVID-19 pandemic. Facilities Maintenance average year-over-year daily sales changes for the fiscal 2020 months of February, March, and April were an increase of 4.1%, a decrease of 0.4%, and a decrease of 31.9%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

For Facilities Maintenance, the most prominent impact of the decline in Net sales was in the hospitality industry, which is historically approximately 18% of its sales. The decline in travel due to the COVID-19 pandemic resulted in the closing of many hotels, with the remaining open hotels experiencing a significant reduction in occupancy. In first quarter 2020, hospitality sales decreased approximately 33% as compared to first quarter 2019.

Many of our multifamily customers limited their purchases to emergency repair and maintenance items in order to preserve cash and to keep maintenance professionals from entering tenant units unnecessarily in an attempt to maintain social distancing. Multifamily customers may also be affected by the steps taken by state and local governments to minimize the impact of the COVID-19 pandemic on tenants, including placing moratoriums on evictions and prohibiting late fees for up to three months. Sales to multifamily customers historically account for approximately 60% of Facilities Maintenance’s sales. In first quarter 2020, our multifamily sales decreased approximately 8% as compared to first quarter 2019.

Adjusted EBITDA

Adjusted EBITDA decreased $36 million, or 26.9%, in first quarter 2020 as compared to first quarter 2019 primarily due to the reduction in Net sales. Selling, general, and administrative expenses in first quarter 2020 decreased approximately $2 million as compared to first quarter 2019, primarily due to a reduction in variable expenses, including freight costs, variable compensation, overtime pay, and travel expenses. These decreases were partially offset by increased insurance claims, fixed facility and equipment costs, and an approximately $5 million charge for expected credit losses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 300 basis points in first quarter 2020 as compared to first quarter 2019. The decrease was driven by an increase in Selling, general, and administrative expenses as a percentage of Net sales, partially offset by an increase in gross margin of approximately 20 basis points. The improvement in gross margin resulted from a relatively larger decline in sales within our hospitality and property improvement businesses, which are generally lower margin businesses. We expect gross margin to fluctuate as our customers within different industries recover from the impacts of the COVID-19 pandemic at different rates.

Construction & Industrial

	Three Months Ended
	May 3,	May 5,	Increase
Dollars in millions	2020	2019	(Decrease)
Net sales	$713	$721	(1.1)%
Operating income	$44	$51	(13.7)%
% of Net sales	6.2%	7.1%	(90)	bps
Depreciation and amortization	14	15	(6.7)%
Other	7	3	*
Adjusted EBITDA	$65	$69	(5.8)%
% of Net sales	9.1%	9.6%	(50)	bps

* Not meaningful

Net Sales

Net sales decreased $8 million, or 1.1%, in first quarter 2020 as compared to first quarter 2019. The decrease in Net sales was primarily due to varying state and local government restrictions on construction-related activities to address the COVID-19 pandemic. These restrictions, which were generally introduced in the middle of March 2020, resulted in an uneven impact on Net sales across the markets we serve. Average year-over-year daily sales changes for the fiscal 2020 months of February, March, and April were an increase of 14.2%, an increase of 1.4%, and a decrease of 13.0%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted EBITDA

Adjusted EBITDA decreased $4 million, or 5.8%, in first quarter 2020 as compared to first quarter 2019. The decrease was primarily due to the reduction in Net sales and an increase in Selling, general, and administrative expenses. The increase in Selling, general, and administrative expenses included a charge of $3 million for expected credit losses due to uncertainty in customer cash flows, insurance claims, and increased fixed costs related to new branches recently opened. These charges were partially offset by reductions in overtime pay, travel, and other controllable expenses in response to the COVID-19 pandemic.

Adjusted EBITDA as a percentage of Net sales decreased approximately 50 basis points in first quarter 2020 as compared to first quarter 2019. The decrease was driven by an increase in Selling, general, and administrative expenses as a percentage of Net sales, partially offset by an increase in gross margin of approximately 70 basis points. The increase in gross margin in first quarter 2020 as compared to first quarter 2019 was primarily due to improved rebar gross margin rates and an increase in safety product sales, which are generally higher gross margin products.

Liquidity and capital resources

Sources and uses of cash

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe, based on our current business plan, that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months. We are continuously evaluating our cash positions and have taken prudent actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, negotiating rent payment deferrals at our leased facilities, and limiting discretionary spending. We have also reduced anticipated spending on certain capital investment projects. In addition, we chose to not repurchase any shares under the March 2020 authorized share repurchase program, instead focusing on enhancing our liquidity position.

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  During first quarter 2020, the Company deferred FICA payments of $3 million under the CARES Act and will continue to defer FICA payments through December 31, 2020. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid December 31, 2021 and (2) Remaining 50% of the deferred amount will be paid December 31, 2022.

During first quarter 2020, our cash inflow was primarily driven by cash provided by operations, partially offset by capital expenditures.

As of May 3, 2020, our combined liquidity of approximately $797 million was comprised of $147 million in cash and cash equivalents and $650 million of additional available borrowings (excluding $85 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables. Our May 3, 2020 combined liquidity increased approximately $169 million as compared to our fiscal 2019 year-end combined liquidity of $628 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Amounts in millions	Three Months Ended		Increase
Net cash provided by (used for):	May 3, 2020	May 5, 2019	(Decrease)
Operating activities	$137	$128	$9
Investing activities	(21)	(24)	3
Financing activities	(3)	(102)	99

Free cash flow:
Operating activities	$137	$128	$9
Less: Capital expenditures	(21)	(26)	5
Free cash flow	$116	$102	$14

Working capital

Working capital, excluding cash and cash equivalents, was $777 million as of May 3, 2020, decreasing $45 million as compared to $822 million as of May 5, 2019. The change in working capital was primarily driven by declines in Accounts receivable due to declining sales as a result of the COVID-19 pandemic.

Operating activities

During first quarter 2020, cash provided by operating activities was $137 million compared to $128 million in first quarter 2019. Cash interest paid in first quarter 2020 was $34 million, compared to $37 million in first quarter 2019. The increase in operating cash flows excluding interest is primarily attributable to efficiency in the use of working capital.

Investing activities

During first quarter fiscal 2020, cash used by investing activities was $21 million, comprised entirely of capital expenditures.  During first quarter 2019, cash used by investing activities was $24 million, primarily comprised of capital expenditures.

Financing activities

During first quarter 2020, cash used in financing activities was $3 million, primarily due to tax withholdings on stock-based awards of $4 million, purchases of treasury shares of $1 million and net debt repayments of $1 million, partially offset by proceeds from employee stock option exercises of $3 million.

During first quarter 2019, cash used in financing activities was $102 million, primarily due to the payment of the corporate headquarters financing liability of $88 million, purchases of treasury shares of $12 million, tax withholdings on stock-based awards of $5 million, partially offset by proceeds from employee stock option exercises of $4 million.

External financing

As of May 3, 2020, we had an aggregate principal amount of $2,044 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $2 million and $17 million, respectively, and $717 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $85 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

For additional information, see “Note 2 - Debt,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Critical accounting policies

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended February 2, 2020, with the exception of the Company’s adoption of Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on February 3, 2020 (the first day of fiscal 2020). Pursuant to the implementation of ASU 2016-13, the Company establishes an allowance for credit losses using estimations of loss rates based upon historical loss experience and adjusted for factors that are relevant to determining the expected collectability of trade receivables. These estimations and factors require assumptions and judgments regarding matters that are inherently uncertain, including the impact that the COVID-19 pandemic may have on the liquidity, credit, and solvency status of our customers or their industries. For further discussion on the Company’s allowances for credit losses, see “Note 8 – Supplemental Balance Sheet and Cash Flow Information” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Recent accounting pronouncements

See “Note 13 – Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

HD SUPPLY

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations, and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the fiscal year ended February 2, 2020.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of May 3, 2020 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of May 3, 2020 (the end of the period covered by this report).

(b)	Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

HD SUPPLY

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

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. The information presented below supplements the risk factors set forth in our annual report on Form 10-K for the fiscal year ended February 2, 2020. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Item 1A, Risk Factors in our annual report on Form 10-K, for the first year ended February 2, 2020.

Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

The global spread of COVID-19 has created significant market volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our associates, including associates at our branches and distribution centers; restrictions or disruptions to transportation, including reduced availability of ground transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. These effects of the COVID-19 pandemic have resulted and will result in lost or delayed revenue to us. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this quarterly report on Form 10-Q together with those previously disclosed in our annual report on Form 10-K for the fiscal year ended February 2, 2020 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our results of operations, financial condition, and liquidity, and the development of the industries in which we operate.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

On March 12, 2020, Holdings’ Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $500 million of its common stock.  The Company conducts repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion. Under this plan, Holdings did not purchase any shares during first quarter 2020, instead focusing on enhancing the Company’s liquidity position.

HD SUPPLY

In fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.03 million shares at an average price of $34.37 per share during first quarter 2020.

Issuer Purchases of Equity Securities in each fiscal month of the first quarter of fiscal 2020 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
February 3 - March 1	7,303	$41.27	7,303	$500,316,293
March 2 - March 29	12,230	34.04	12,230	500,080,023
March 30 - May 3	7,128	27.89	7,128	501,719,883	(2)
Total	26,661	$34.37	26,661
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.
(2)	As of May 3, 2020, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in March 2020.

HD SUPPLY

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
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

HD SUPPLY

101

Interactive data files for HD Supply Holdings, Inc. and HD Supply, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income of HD Supply Holdings, Inc. (unaudited); (ii) the Consolidated Balance Sheets of HD Supply Holdings, Inc. (unaudited); (iii) the Consolidated Statements of Cash Flows of HD Supply Holdings, Inc. (unaudited); (iv) the Consolidated Statements of Stockholders’ Equity of HD Supply Holdings, Inc. (unaudited); (v) the Consolidated Statements of Operations and Comprehensive Income of HD Supply, Inc. (unaudited); (vi) the Consolidated Balance Sheets of HD Supply, Inc. (unaudited); (vii) the Consolidated Statements of Cash Flows of HD Supply, Inc. (unaudited); (viii) the Consolidated Statements of Stockholder’s Equity of HD Supply, Inc. (unaudited); and (ix) the Notes to Consolidated Financial Statements of HD Supply, Holdings Inc. and HD Supply, Inc. (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

June 8, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 8, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer