Form 10-Q
period 2020-08-02
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2020-09-09
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

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

HD Supply Holdings, Inc. ◻
HD Supply, Inc. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ⌧
HD Supply, Inc.	Yes ☐ No ⌧

The number of shares of the Registrant’s common stock outstanding as of September 4, 2020:

HD Supply Holdings, Inc.	162,183,694 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include, but are not limited to the following, many of which are, and will be, amplified by the outbreak of a novel strain of coronavirus, now known as COVID-19, and classified as a pandemic by the World Health Organization on March 11, 2020:

●	the impact of the COVID-19 pandemic on our sales, operations and supply chain, as well as the impacts on our customers, suppliers, vendors and business partners;
●	our ability to successfully complete the previously announced sale of our Construction & Industrial businesses to an affiliate of Clayton, Dubilier & Rice, for an aggregate purchase price of $2.9 billion on the anticipated timeline or at all;
●	the incurrence of significant transaction costs;
●	the increased demands on management to prepare for and accomplish the sale;
●	inherent risks of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;
●	limitations and restrictions in the agreements governing our indebtedness;

●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;
●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market and the non-residential and residential construction markets;
●	our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly-qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our state income tax net operating loss carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net Sales	$1,552	$1,624	$2,947	$3,117
Cost of sales	956	991	1,801	1,899
Gross Profit	596	633	1,146	1,218
Operating expenses:
Selling, general, and administrative	366	396	762	788
Depreciation and amortization	28	26	55	51
Restructuring and separation	4	—	10	(2)
Total operating expenses	398	422	827	837
Operating Income	198	211	319	381
Interest expense	24	28	49	56
Income Before Provision for Income Taxes	174	183	270	325
Provision for income taxes	43	48	67	83
Net Income	$131	$135	$203	$242
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	—	—	—
Unrealized gain (loss) on cash flow hedge, net of tax of $(1), $5, $5, and $7	2	(16)	(14)	(21)
Total Comprehensive Income	$132	$119	$189	$221

Weighted Average Common Shares Outstanding (thousands)
Basic	160,925	169,546	160,877	169,773
Diluted	161,282	170,057	161,220	170,386

Earnings Per Share:
Basic earnings per share	$0.81	$0.80	$1.26	$1.43
Diluted earnings per share	$0.81	$0.79	$1.26	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 2, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$71	$34
Receivables, less allowance for credit losses of $22 and $19	795	754
Inventories	796	771
Other current assets	84	104
Total current assets	1,746	1,663
Property and equipment, net	375	391
Operating lease right-of-use assets	459	480
Goodwill	1,991	1,991
Intangible assets, net	163	175
Deferred tax assets	2	2
Other assets	15	13
Total assets	$4,751	$4,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493	$414
Accrued compensation and benefits	55	71
Current installments of long-term debt	11	11
Current lease liabilities	123	110
Other current liabilities	238	208
Total current liabilities	920	814
Long-term debt, excluding current installments	1,772	2,035
Deferred tax liabilities	36	33
Long-term lease liabilities	352	383
Other liabilities	121	98
Total liabilities	3,201	3,363
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 162.0 million and 161.4 million shares issued and outstanding at August 2, 2020 and February 2, 2020, respectively	2	2
Paid-in capital	4,110	4,097
Accumulated deficit	(919)	(1,122)
Accumulated other comprehensive loss	(66)	(52)
Treasury stock, at cost, 44.2 million and 44.1 million shares at August 2, 2020 and February 2, 2020, respectively	(1,577)	(1,573)
Total stockholders’ equity	1,550	1,352
Total liabilities and stockholders’ equity	$4,751	$4,715

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 2, 2020	August 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$242
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59	54
Provision for credit losses	10	5
Non-cash interest expense	3	3
Stock-based compensation expense	12	12
Deferred income taxes	—	75
Other	1	1
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(51)	(133)
(Increase) decrease in inventories	(25)	(56)
(Increase) decrease in other current assets	7	(2)
Increase (decrease) in accounts payable and accrued liabilities	104	85
Increase (decrease) in other long term liabilities	16	—
Net cash provided by (used in) operating activities	339	286
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33)	(54)
Proceeds from sales of property and equipment	—	2
Payments for businesses acquired, net of cash acquired	—	3
Net cash provided by (used in) investing activities	(33)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(3)	(78)
Repayments of long-term debt	(5)	(5)
Repayments of financing liabilities	—	(88)
Borrowings on long-term revolver debt	409	578
Repayments on long-term revolver debt	(669)	(642)
Proceeds from issuance of common stock under employee benefit plans	3	7
Tax withholdings on stock-based awards	(4)	(5)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	(269)	(234)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$37	$3
Cash and cash equivalents at beginning of period	34	38
Cash and cash equivalents at end of period	$71	$41

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Six Months Ended
	August 2, 2020		August 4, 2019		August 2, 2020		August 4, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	206,173	$2	205,367	$2	205,473	$2	204,806	$2
Shares issued under employee benefit plans	6	—	42	—	706	—	603	—
Ending balance	206,179	$2	205,409	$2	206,179	$2	205,409	$2
Paid-in Capital
Beginning balance		$4,103		$4,079		$4,097		$4,067
Stock-based compensation		5		5		12		12
Shares issued under employee benefit plans		—		2		—		7
Other		2		—		1		—
Ending balance		$4,110		$4,086		$4,110		$4,086
Accumulated Deficit
Beginning balance		$(1,050)		$(1,467)		$(1,122)		$(1,572)
Cumulative effect of accounting change		—		—		—		(3)
Net Income		131		135		203		242
Other		—		—		—		1
Ending balance		$(919)		$(1,332)		$(919)		$(1,332)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(67)		$(35)		$(52)		$(30)
Unrealized gain (loss) on cash flow hedge, net of tax of $(1), $5, $5, and $7		2		(16)		(14)		(21)
Foreign currency translation adjustment		(1)		—		—		—
Ending balance		$(66)		$(51)		$(66)		$(51)
Treasury Stock
Beginning balance	(44,124)	$(1,575)	(34,541)	$(1,203)	(44,071)	$(1,573)	(34,153)	$(1,186)
Purchase of common stock	(70)	(2)	(1,795)	(71)	(97)	(3)	(2,066)	(83)
Shares issued under employee benefit plans	—	—	—	—	68	2	—	—
Shares withheld for taxes	(2)	(1)	(2)	—	(96)	(4)	(119)	(5)
Other	—	1	—	—	—	1	—	—
Ending balance	(44,196)	$(1,577)	(36,338)	$(1,274)	(44,196)	$(1,577)	(36,338)	$(1,274)

Total Stockholders’ Equity	161,983	$1,550	169,071	$1,431	161,983	$1,550	169,071	$1,431

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net Sales	$1,552	$1,624	$2,947	$3,117
Cost of sales	956	991	1,801	1,899
Gross Profit	596	633	1,146	1,218
Operating expenses:
Selling, general, and administrative	366	396	762	788
Depreciation and amortization	28	26	55	51
Restructuring and separation	4	—	10	(2)
Total operating expenses	398	422	827	837
Operating Income	198	211	319	381
Interest expense	24	28	49	56
Income Before Provision for Income Taxes	174	183	270	325
Provision for income taxes	43	48	67	83
Net Income	$131	$135	$203	$242
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	—	—	—
Unrealized gain (loss) on cash flow hedge, net of tax of $(1), $5, $5, and $7	2	(16)	(14)	(21)
Total Comprehensive Income	$132	$119	$189	$221

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	August 2, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$71	$34
Receivables, less allowance for credit losses of $22 and $19	795	754
Inventories	796	771
Other current assets	84	104
Total current assets	1,746	1,663
Property and equipment, net	375	391
Operating lease right-of-use assets	459	480
Goodwill	1,991	1,991
Intangible assets, net	163	175
Deferred tax assets	2	2
Other assets	15	13
Total assets	$4,751	$4,715
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$493	$414
Accrued compensation and benefits	55	71
Current installments of long-term debt	11	11
Current lease liabilities	123	110
Other current liabilities	238	208
Total current liabilities	920	814
Long-term debt, excluding current installments	1,772	2,035
Deferred tax liabilities	36	33
Long-term lease liabilities	352	383
Other liabilities	121	98
Total liabilities	3,201	3,363
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at August 2, 2020 and February 2, 2020	—	—
Paid-in capital	2,376	2,367
Accumulated deficit	(760)	(963)
Accumulated other comprehensive loss	(66)	(52)
Total stockholder’s equity	1,550	1,352
Total liabilities and stockholder’s equity	$4,751	$4,715

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 2, 2020	August 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$242
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59	54
Provision for credit losses	10	5
Non-cash interest expense	3	3
Stock-based compensation expense	12	12
Deferred income taxes	—	75
Other	1	1
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(51)	(133)
(Increase) decrease in inventories	(25)	(56)
(Increase) decrease in other current assets	7	(2)
Increase (decrease) in accounts payable and accrued liabilities	104	85
Increase (decrease) in other long term liabilities	16	—
Net cash provided by (used in) operating activities	339	286
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33)	(54)
Proceeds from sales of property and equipment	—	2
Payments for businesses acquired, net of cash acquired	—	3
Net cash provided by (used in) investing activities	(33)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(4)	(76)
Repayments of long-term debt	(5)	(5)
Repayments of financing liabilities	—	(88)
Borrowings on long-term revolver debt	409	578
Repayments on long-term revolver debt	(669)	(642)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	(269)	(234)
Effect of exchange rates on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	$37	$3
Cash and cash equivalents at beginning of period	34	38
Cash and cash equivalents at end of period	$71	$41

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Six Months Ended
	August 2, 2020		August 4, 2019		August 2, 2020		August 4, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—	1	$—	1	$—
Ending balance	1	$—	1	$—	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,370		$2,719		$2,367		$2,726
Equity distribution to Parent		—		(62)		(4)		(76)
Stock-based compensation		5		5		12		12
Other		1		—		1		—
Ending balance		$2,376		$2,662		$2,376		$2,662
Accumulated Deficit
Beginning balance		$(892)		$(1,308)		$(963)		$(1,413)
Cumulative effect of accounting change		—		—		—		(3)
Net Income		131		135		203		242
Other		1		—		—		1
Ending balance		$(760)		$(1,173)		$(760)		$(1,173)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(67)		$(35)		$(52)		$(30)
Unrealized gain (loss) on cash flow hedge, net of tax of $(1), $5, $5 , and $7		2		(16)		(14)		(21)
Foreign currency translation adjustment		(1)		—		—		—
Ending balance		$(66)		$(51)		$(66)		$(51)

Total Stockholder's Equity	1	$1,550	1	$1,438	1	$1,550	1	$1,438

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal years ending January 31, 2021 ("fiscal 2020") and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended August 2, 2020 ("second quarter 2020”) and August 4, 2019 ("second quarter 2019”) both include 13 weeks. The six months ended August 2, 2020 and August 4, 2019 both include 26 weeks.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. As of August 2, 2020 and February 2, 2020, self-insurance reserves totaled approximately $56 million and $50 million, respectively.

NOTE 2 — DEBT

HDS’s long-term debt as of August 2, 2020 and February 2, 2020 consisted of the following (dollars in millions):

	August 2, 2020		February 2, 2020
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$—	—	$260	3.15
Term B-5 Loans due 2023	1,051	1.91	1,057	3.40
October 2018 Senior Unsecured Notes due 2026	750	5.375	750	5.375
Total gross long-term debt	$1,801		$2,067
Less unamortized discount	(2)		(3)
Less unamortized deferred financing costs	(16)		(18)
Total net long-term debt	$1,783		$2,046
Less current installments	(11)		(11)
Total net long-term debt, excluding current installments	$1,772		$2,035
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

Senior Credit Facilities

Senior ABL Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,000 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of August 2, 2020, HDS had $976 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $86 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at Eurocurrency Base Rate plus an applicable margin, or Prime Rate (as defined in the Senior ABL Facility agreement) plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the Bankers’ Acceptance (“BA”) rate plus an applicable margin, or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average Excess Availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for Eurocurrency Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on Excess Availability.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility.

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,070 million (the “Term B-5 Loans”). The Term B-5 Loans will mature on October 17, 2023 and amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balance payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for Eurocurrency Loan borrowings and 0.75% for base rate borrowings.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of August 2, 2020, HDS was in compliance with all such covenants that were in effect on such date. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of August 2, 2020, it had no such limitations.

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

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750 million, designated as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging ,” to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. The interest rate swap agreement swaps a London Interbank Offered Rate (“LIBOR”) rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of August 2, 2020 and February 2, 2020, the fair value of the Company’s interest rate swap was a liability of $69 million and $50 million, respectively, which was reflected as $22 million and $12 million in Other current liabilities and $47 million and $38 million in Other liabilities, respectively, in the Consolidated Balance Sheets. The Company utilized Level 2 inputs, as defined in the fair value hierarchy in "Note 4 - Fair Value Measurements."Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 6 - Accumulated Other Comprehensive Income (Loss),” for further information.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of August 2, 2020 and February 2, 2020 (amounts in millions):

	As of August 2,2020		As of February 2, 2020
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$—	$—	$260	$260
Term Loans and Notes	1,801	1,831	1,807	1,862
Total	$1,801	$1,831	$2,067	$2,122
(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

NOTE 5 — INCOME TAXES

For the six months ended August 2, 2020 and the six months ended August 4, 2019, the Company’s combined federal, state, and foreign effective tax rate was 24.8% and 25.5%, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation were recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the six months ended August 2, 2020 related to the CARES Act.

As of August 2, 2020 and February 2, 2020, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) was $17 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of August 2, 2020 and February 2, 2020 was zero. As of August 2, 2020 and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

The balances and changes in AOCI, net of tax by component for the three and six months ended August 2, 2020 and August 4, 2019 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2020	2019	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(14)	$(15)	$(15)	$(15)
Other comprehensive income (loss) before reclassifications	(1)	—	—	—
Amounts reclassified from AOCI into earnings	—	—	—	—
Ending balance	$(15)	$(15)	$(15)	$(15)

Cash flow hedge, net of tax:
Beginning balance	$(53)	$(20)	$(37)	$(15)
Other comprehensive income (loss) before reclassifications	(4)	(17)	(23)	(23)
Amounts reclassified from AOCI into earnings(1)	6	1	9	2
Ending balance, net of tax of $18, $12, $18, and $12	$(51)	$(36)	$(51)	$(36)
Total ending balance of AOCI	$(66)	$(51)	$(66)	$(51)
(1)	Unrealized loss reclassified into Interest expense.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

The following basic and diluted weighted-average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted-average common shares for the three and six months ended August 2, 2020 and August 4, 2019 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Weighted-average common shares	160,925	169,546	160,877	169,773
Effect of potentially dilutive stock plan securities	357	511	343	613
Diluted weighted-average common shares	161,282	170,057	161,220	170,386
Stock plan securities excluded from dilution(1)	2,871	2,091	3,739	2,693
(1)	Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of August 2, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	August 2, 2020	February 2, 2020
Trade receivables, net of allowance for credit losses	$725	$674
Vendor rebate receivables	49	65
Other receivables	21	15
Total receivables, net	$795	$754

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

Other Current Liabilities

Other current liabilities as of August 2, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	August 2, 2020	February 2, 2020
Accrued legal	$50	$50
Accrued non-income taxes	37	33
Accrued interest	13	13
Other	138	112
Total other current liabilities	$238	$208

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of August 2, 2020 and February 2, 2020, the $50 million legal accrual included in Other current liabilities is offset by a $50 million insurance recovery included in Other current assets and is related to litigation activities. For further information, see “Note 10, Commitments and Contingencies.”

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 2, 2020 and August 4, 2019 was $47 million and $53 million, respectively.

Cash paid for income taxes, net of refunds, in the six months ended August 2, 2020 and August 4, 2019 was approximately $36 million and $10 million, respectively.

During the six months ended August 2, 2020 and August 4, 2019, HDS executed equity cash distributions of $4 million and $76 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

FICA Payment Deferral

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  The deferred amount will be payable as follows:

●	50% of the deferred amount will be due December 31, 2021

●	Remaining 50% of the deferred amount will be due December 31, 2022

In the six months ended August 2, 2020, the Company deferred FICA payments of $14 million under the CARES Act. The deferred payments are reflected in Other liabilities in the Consolidated Balance Sheets. The deferral had no impact on the Consolidated Statement of Operations and Comprehensive Income.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options (“April 2014 Plan”). This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During November 2018 and March 2020, Holdings’ Board of Directors authorized two additional share repurchase programs , each of which authorized additional repurchases of up to an aggregate amount of $500 million of Holdings’ common stock (“November 2018 Plan" and "March 2020 Plan,” respectively). Holdings completed the repurchase of all $500 million of common stock authorized under the November 2018 Plan in January 2020. During the six months ended August 2, 2020, Holdings chose to not purchase any shares under the March 2020 Plan, instead focusing on enhancing the Company’s liquidity position. Accordingly, Holdings has $500 million available for repurchase under the March 2020 Plan.

Holdings’ share repurchases under these plans for the six months ended August 2, 2020 and August 4, 2019 were as follows (dollars in millions):

	Six Months Ended
	August 2, 2020		August 4, 2019
	Number	Cost of	Number	Cost of
	of Shares	Shares	of Shares	Shares
March 2020 Plan	—	$—	—	$—
November 2018 Plan	—	—	1,911,964	76
April 2014 Plan	96,846	3	154,144	7
Total share repurchases	96,846	$3	2,066,108	$83

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RESTRUCTURING AND SEPARATION ACTIVITIES

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies . On August 10, 2020, the Company entered into a definitive agreement to sell its Construction & Industrial business, rather than separate it through a tax-free distribution to shareholders. See "Note 14, Subsequent Event." During the three and six months ended August 2, 2020, the Company recognized $4 million and $10 million, respectively, in restructuring and separation charges.  These charges were primarily related to professional fees incurred to execute the separation, and to a lesser extent, severance and other employee-related costs and costs related to deferring certain projects during the separation preparations. As of August 2, 2020, remaining unpaid costs associated with these activities are immaterial.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 10, 2017 and August 8, 2017, stockholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. On January 30, 2020, the parties executed a written stipulation and agreement to settle the litigation for a payment of $50 million, subject to court approval.  On July 21, 2020, the Court approved the settlement on a final basis. The settlement is without any admission of the allegations in the complaints, and the full settlement amount is covered under the Company’s insurance policies.

On August 8, 2017, two stockholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On September 8, 2020, the parties reached an agreement in principle to settle this litigation and the derivative action pending in Delaware Court (described below) subject to negotiation of definitive settlement documentation and court approval.  Under the terms of the agreement in principle, the Company will adopt or continue for a period of time certain corporate governance enhancements and will, if approved by the court, pay or cause to be paid a reasonable attorneys’ fee of up to $1.9 million, which amount is covered under the Company’s insurance policies.  The Company and the individual defendants continue to dispute the allegations in the derivative complaints, and the settlement is without any admission of the allegations in the complaints.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 29, 2018, a stockholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On September 8, 2020, the parties reached an agreement in principle to settle this litigation and the derivative action pending in federal court (described above) subject to negotiation of definitive settlement documentation and court approval.  Under the terms of the agreement in principle, the Company will adopt or continue for a period of time certain corporate governance enhancements and will, if approved by the court, pay or cause to be paid a reasonable attorneys’ fee of up to $1.9 million, which amount is covered under the Company’s insurance policies.  The Company and the individual defendants continue to dispute the allegations in the derivative complaint, and the settlement is without any admission of the allegations in the complaint.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “Commission”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. On June 24, 2020, the Company received a letter from the staff of the Atlanta Regional office (the "Staff") of the Commission confirming that the Staff has completed its investigation of HD Supply Holdings, Inc. and, based upon the information the Staff has currently, does not intend to recommend to the Commission that an enforcement action be brought against the Company.

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

The following tables present Net sales, Adjusted EBITDA, and other measures for both of the reportable segments and total operations for the periods indicated (amounts in millions):

	Facilities	Construction		Total
	Maintenance	& Industrial	Eliminations	Operations
Three Months Ended August 2, 2020
Net sales	$761	$793	$(2)	$1,552
Adjusted EBITDA	132	106	—	238
Depreciation(1) & Software Amortization	12	12	—	24
Other Intangible Amortization	3	3	—	6

Three Months Ended August 4, 2019
Net sales	$830	$795	$(1)	$1,624
Adjusted EBITDA	149	95	—	244
Depreciation(1) & Software Amortization	11	10	—	21
Other Intangible Amortization	2	4	—	6

Six Months Ended August 2, 2020
Net sales	$1,443	$1,506	$(2)	$2,947
Adjusted EBITDA	230	171	—	401
Depreciation(1) & Software Amortization	25	22	—	47
Other Intangible Amortization	5	7	—	12

Six Months Ended August 4, 2019
Net sales	$1,602	$1,516	$(1)	$3,117
Adjusted EBITDA	283	164	—	447
Depreciation(1) & Software Amortization	21	21	—	42
Other Intangible Amortization	4	8	—	12
(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Total Adjusted EBITDA	$238	$244	$401	$447
Depreciation and amortization(1)	30	27	59	54
Stock-based compensation	5	5	12	12
Restructuring and separation(2)	4	—	10	(2)
Acquisition and integration costs(3)	—	—	—	1
Other	1	1	1	1
Operating income	198	211	319	381
Interest expense	24	28	49	56
Income from Before Provision for Income Taxes	174	183	270	325
Provision for income taxes	43	48	67	83
Net income	$131	$135	$203	$242
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs, and costs related to deferring certain projects during the separation preparations. During the six months ended August 4, 2019, the costs include a favorable termination of the lease for the Company’s former corporate headquarters.
(3)	Represents the cost incurred in the acquisition and integration of business acquisitions.

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

The table below represents disaggregated revenue for Facilities Maintenance and Construction & Industrial with Inter-segment eliminations (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Facilities Maintenance
Maintenance, Repair, and Operations	$689	$732	$1,299	$1,424
Property Improvement	72	98	144	178
Total Facilities Maintenance Net Sales	761	830	1,443	1,602
Construction & Industrial
Non-Residential Construction	540	545	1,028	1,042
Residential Construction	201	198	384	378
Other	52	52	94	96
Total Construction & Industrial Net Sales	793	795	1,506	1,516
Inter-segment Eliminations	(2)	(1)	(2)	(1)
Total HD Supply Net Sales	$1,552	$1,624	$2,947	$3,117

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

NOTE 14 — SUBSEQUENT EVENT

On August 10, 2020, the Company entered into a definitive agreement to sell its Construction & Industrial business to an affiliate of Clayton, Dubilier & Rice. The purchase price of $2.9 billion is payable in cash at closing and may be adjusted for certain purchase price adjustments, as defined in the Transaction Agreement. The Company expects to receive approximately $2.5 billion of net proceeds after taxes and transaction costs. The transaction is expected to close in the third quarter of fiscal 2020 subject to customary regulatory approvals. The Company expects to record an approximately $1.75 billion pre-tax gain on sale, net of transaction costs, upon closing.

As of August 2, 2020 and February 2, 2020, the carrying amounts of major classes of assets and liabilities of the Construction & Industrial business were as follows (amounts in millions):

	August 2, 2020	February 2, 2020
Assets:
Receivables, less allowance for credit losses of $12 and $12	$406	$393
Inventories	373	344
Property and equipment, net	112	120
Goodwill and intangible assets, net	486	492
Operating lease right-of-use assets	217	243

Liabilities:
Accounts payable	$250	$195
Current lease liabilities	65	58
Other current liabilities	60	54
Long-term lease liabilities	158	188

In accordance with ASC 205-20, “Discontinued Operations,” the Company will reflect the Construction & Industrial business as a discontinued operation in its financial statements beginning in the third quarter of fiscal 2020.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and the magnitude of the impact of the pandemic on our sales, operations, and supply chain and our customers, suppliers, vendors, and business partners.

HD Supply was deemed an essential business in all areas in which we operate. As a result, we continue to service our customers. However, our customers have been impacted by various factors related to the pandemic, including the response of governmental and other regulatory authorities to the pandemic, such as “shelter-in-place,” “stay-at-home” orders, mandatory quarantine orders, travel restrictions, and restrictions on landlord remedies. These factors resulted in a slowing of our sales to the affected customers. Many of Facilities Maintenance’s hospitality customer locations were closed or operating at a meaningfully diminished capacity, which negatively impacted sales beginning in the last half of the first quarter and may negatively impact sales until the response to the COVID-19 pandemic moderates. Similarly, our Construction & Industrial facilities continue to operate, but we initially restricted public access to our branches and showrooms, and instead serviced our customers through customer pickup areas in the front of our locations, as well as continued job-site deliveries and direct deliveries. Many of the markets in which we operate have begun to ease restrictions that were in place earlier in the year, subject to change depending on the scope and nature of the continuing pandemic.

With respect to liquidity, we are continuously evaluating our cash positions and have taken actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, negotiating rent payment deferrals at our leased facilities, and limiting discretionary spending. We have also reduced anticipated spending on certain capital investment projects and chose to not repurchase any shares under the March 2020 authorized share repurchase program, instead focusing on enhancing our liquidity position.  In addition, we may choose and currently have the ability to access available credit facilities and have capacity to do so. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. Alternatively, we may reverse some of the actions previously taken as we deem appropriate, including repurchasing shares under the March 2020 authorized share repurchase program.

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

Discontinued Operations

On August 10, 2020, the Company entered into a definitive agreement to sell its Construction & Industrial business to an affiliate of Clayton, Dubilier & Rice. The purchase price of $2.9 billion is payable in cash at closing and may be adjusted for certain purchase price adjustments, as defined in the Transaction Agreement. The Company expects to receive approximately $2.5 billion of net proceeds after taxes and transaction costs. The transaction is expected to close in the third quarter of fiscal 2020 subject to customary regulatory approvals. In accordance with ASC 205-20, "Discontinued Operations," the Company will reflect the Construction & Industrial business as a discontinued operation in its financial statements beginning in the third quarter of fiscal 2020. For additional information, see "Note 14 - Subsequent Event," in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal years ending January 31, 2021 (“fiscal 2020”) and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended August 2, 2020 (“second

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

quarter 2020”) and August 4, 2019 (“second quarter 2019”) both include 13 weeks. The six months ended August 2, 2020 and August 4, 2019 both include 26 weeks.

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

Adjusted EBITDA, Adjusted net income, and Free cash flow

Adjusted EBITDA, Adjusted net income, and Free cash flow are not recognized terms under generally accepted accounting principles in the United States of America (“GAAP”) and do not purport to be alternatives to Net income or, in the case of Free cash flow, operating activities  as a measure of operating performance. We present Adjusted EBITDA and Adjusted net income because each is a primary measure used by management to evaluate operating performance. In addition, we present Adjusted net income to measure our overall profitability as we believe it is an important measure of our performance. We believe the presentation of Adjusted EBITDA and Adjusted net income enhances our investors’ overall understanding of the financial performance of our business. We believe Adjusted EBITDA, Adjusted net income, and Free cash flow are helpful in highlighting operating trends, because each excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. We believe that Free cash flow provides investors a better understanding of the Company's liquidity position.

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

Adjusted net income is defined as Net income less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax. Effective with second quarter 2020 reporting, we modified the definition of Adjusted net income to remove the exclusions of the tax provision and amortization of acquisition-related intangible assets (other than software) and addition of cash tax payments. We believe this revised presentation is more useful since we have exhausted our federal net operating loss carryforwards and become a regular taxpayer. All periods presented have been revised to reflect the modified definition. Free cash flow is defined as operating activities less capital expenditures.

We believe that Adjusted EBITDA, Adjusted net income, and Free cash flow are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA, Adjusted net income, and Free cash flow measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA, Adjusted net income , and Free cash flow may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA and Adjusted net income have limitations as analytical tools and should not be considered in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA, Adjusted net income , and Free cash flow do not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA and Adjusted net income do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
●	although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net income	$131	$135	$203	$242
Interest expense, net	24	28	49	56
Provision for income taxes	43	48	67	83
Depreciation and amortization(1)	30	27	59	54
Restructuring and separation charges(2)	4	—	10	(2)
Stock-based compensation	5	5	12	12
Acquisition and integration costs(3)	—	—	—	1
Other	1	1	1	1
Adjusted EBITDA	$238	$244	$401	$447
(1)	Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs, and costs related to deferring certain projects during the separation preparations. For the six months ended August 4, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(3)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net income	$131	$135	$203	$242
Plus: Restructuring and separation charges(1)	4	—	10	(2)
Plus: Acquisition and integration costs(2)	—	—	—	1
Plus: Tax benefit for adjustments(3)	(1)	—	(2)	—
Adjusted Net Income	$134	$135	$211	$241
(1)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs, and costs related to deferring certain projects during the separation preparations. For the six months ended August 4, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(2)	Represents the costs incurred in the acquisition and integration of business acquisitions, including A.H. Harris Construction Supplies.
(3)	Adjustments to Net income have been tax effected at the Company's combined annual federal and state statutory tax rates of 25.8% for the three and six months ended August 2, 2020 and 25.7% for the three and six months ended August 4, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Consolidated results of operations

Dollars in millions

			Percentage			Percentage
	Three Months Ended		Increase	Six Months Ended		Increase
	August 2,2020	August 4,2019	(Decrease)	August 2,2020	August 4,2019	(Decrease)
Net sales	$1,552	$1,624	(4.4)%	$2,947	$3,117	(5.5)%
Gross Profit	596	633	(5.8)	1,146	1,218	(5.9)
Operating expenses:
Selling, general, and administrative	366	396	(7.6)	762	788	(3.3)
Depreciation and amortization	28	26	7.7	55	51	7.8
Restructuring and separation	4	—	*	10	(2)	*
Total operating expenses	398	422	(5.7)	827	837	(1.2)
Operating Income	198	211	(6.2)	319	381	(16.3)
Interest expense	24	28	(14.3)	49	56	(12.5)
Income Before Provision for Income Taxes	174	183	(4.9)	270	325	(16.9)
Provision for income taxes	43	48	(10.4)	67	83	(19.3)
Net Income	$131	$135	(3.0)	$203	$242	(16.1)
Non-GAAP financial data:
Adjusted EBITDA	$238	$244	(2.5)	$401	$447	(10.3)
Adjusted net income	$134	$135	(0.7)	$211	$241	(12.4)

* Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Six Months Ended		Basis Point
	August 2,	August 4,	Increase	August 2,	August 4,	Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	38.4	39.0	(60)	38.9	39.1	(20)
Operating expenses:
Selling, general, and administrative	23.5	24.4	(90)	25.9	25.4	50
Depreciation and amortization	1.8	1.6	20	1.9	1.6	30
Restructuring and separation	0.3	—	30	0.3	(0.1)	40
Total operating expenses	25.6	26.0	(40)	28.1	26.9	120
Operating Income	12.8	13.0	(20)	10.8	12.2	(140)
Interest expense	1.6	1.7	(10)	1.6	1.8	(20)
Income Before Provision for Income Taxes	11.2	11.3	(10)	9.2	10.4	(120)
Provision for income taxes	2.8	3.0	(20)	2.3	2.6	(30)
Net Income	8.4	8.3	10	6.9	7.8	(90)
Non-GAAP financial data:
Adjusted EBITDA	15.3	15.0	30	13.6	14.3	(70)
Adjusted net income	8.6	8.3	30	7.2	7.7	(50)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Highlights

Second quarter 2020 results were negatively impacted by the response of governmental and other regulatory authorities, including “shelter-in-place” and “stay-at-home” orders to the COVID-19 pandemic put into place during the three months ended May 3, 2020 ("first quarter 2020"). While HD Supply was deemed an essential business in all areas in which we operate, the impact to our customers by the various factors related to the pandemic resulted in a slowing of our sales. These economic impacts generally began in mid-March 2020, which is the middle of our first quarter 2020. During second quarter 2020, many of the markets in which we operate began easing responses and restrictions that were in place at the beginning of the period.

Net sales in second quarter 2020 decreased $72 million, or 4.4%, as compared to second quarter 2019. Operating income in second quarter 2020 decreased $13 million, or 6.2%, as compared to second quarter 2019. Net income in second quarter 2020 decreased $4 million, or 3.0%, to $131 million as compared to second quarter 2019. Adjusted EBITDA in second quarter 2020 decreased $6 million, or 2.5%, as compared to second quarter 2019. Adjusted net income in second quarter 2020 decreased $1 million, or 0.7%, as compared to second quarter 2019. As of August 2, 2020, our total liquidity was $995 million, an increase of $367 million since the end of fiscal 2019. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

Net sales

Net sales in second quarter 2020 decreased $72 million, or 4.4%, compared to second quarter 2019 and $170 million, or 5.5%, in the first six months of fiscal 2020 as compared to the same period in fiscal 2019.

Both of our reportable segments experienced a decrease in Net sales in second quarter 2020 and in the first six months of fiscal 2020 as compared to the same periods in fiscal 2019. The Net sales decreases were primarily due to a decrease in volume related to the response by governmental and other regulatory authorities to the COVID-19 pandemic during first quarter 2020 with moderate improvement in sales volume as the markets in which we operate began easing restrictions during second quarter 2020. Average year-over-year daily sales changes for the fiscal 2020 months of February, March, April, May, June, and July were an increase of 8.8%, an increase of 0.5%, a decrease of 22.6%, a decrease of 7.3%, a decrease of 4.8%, and a decrease of 2.0%, respectively. There were 20 selling days in February, 20 selling days in March, 25 selling days in April, 19 selling days in May, 20 selling days in June, and 24 selling days in July in both  fiscal 2020 and fiscal 2019.

Gross profit

Gross profit decreased $37 million, or 5.8%, during second quarter 2020 as compared to second quarter 2019 and $72 million, or 5.9%, during the first six months of fiscal 2020 as compared to the same period in fiscal 2019.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 60 basis points to 38.4% in second quarter 2020 as compared to 39.0% in second quarter 2019 and approximately 20 basis points to 38.9% in the first six months of fiscal 2020 as compared to 39.1% in the same period in fiscal 2019. Facilities Maintenance experienced a decline in gross profit in both periods while Construction & Industrial experienced a slight increase in gross profit in both periods.

Operating expenses

Operating expenses decreased $24 million, or 5.7%, during second quarter 2020 as compared to second quarter 2019 and $10 million, or 1.2%, in the first six months of fiscal 2020 as compared to the same period in fiscal 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Selling, general, and administrative expenses decreased in both periods of fiscal 2020 as compared to the same periods in fiscal 2019 primarily due to decreases in variable costs including personnel, travel and other controllable costs. During the first six months of fiscal 2020, these decreases were partially offset by an increase in insurance claims, fixed facility and equipment costs, and charges for expected credit losses. Depreciation and amortization expense increased in both periods due to investments in facilities and technology during fiscal 2019. Restructuring and separation expenses in second quarter 2020 and the first six months of fiscal 2020 were primarily due to professional fees incurred to execute the separation of the Company’s planned separation of its Facilities Maintenance and Construction & Industrial businesses, and, to a lesser extent, severance and other employee-related costs and the costs of deferring certain projects during the separation preparations. Restructuring and separation expenses in the first six months of fiscal 2019 included the reversal of $2 million of restructuring expenses incurred in fiscal 2018. The reversal resulted from the favorable termination of the lease associated with the Company’s former corporate headquarters, which was exited in fiscal 2018.

Operating expenses as a percentage of Net sales decreased approximately 40 basis points to 25.6% in second quarter 2020 as compared to second quarter 2019 and increased approximately 120 basis points to 28.1% in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. Selling, general, and administrative expenses as a percentage of Net sales, decreased approximately 90 basis points to 23.5% in second quarter 2020 as compared to second quarter 2019. The decrease in second quarter 2020 as compared to second quarter 2019 was primarily due to the decrease in personnel costs, including travel and other controllable costs, partially offset by an increase in fixed facility and equipment costs as a percentage of Net sales. Selling, general, and administrative expenses as a percentage of Net sales increased approximately 50 basis points to 25.9% in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The increase was primarily a result of the decline in net sales at both of our reportable segments. Beginning in mid-March 2020, the economic impact of the response to the COVID-19 pandemic was swift and significant. As a result, the initial reduction in Net sales outpaced our efforts to reduce fixed costs. Restructuring and separation expenses as a percentage of Net sales increased approximately 30 basis points in second quarter 2020 as compared to second quarter 2019 and 40 basis points in the first six months of fiscal 2020 as compared to the same period in fiscal 2019.

Operating income

Operating income decreased $13 million, or 6.2%, during second quarter 2020 as compared to second quarter 2019 and $62 million, or 16.3%, during the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in both periods was due to the decline in gross profit as a result of the decrease in Net sales, partially offset by the decrease in operating expenses.

Operating income as a percentage of Net sales decreased approximately 20 basis points to 12.8% during second quarter 2020 as compared to second quarter 2019 and approximately 140 basis points to 10.8% during the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in second quarter 2020 as compared to second quarter 2019 was due to the decline in gross margins, partially offset by the decline in operating expenses as a percentage of Net sales. The decrease in the first six months of fiscal 2020 as compared to the same period in fiscal 2019 periods was primarily due to the increase in operating expenses as a percentage of Net sales, and to a lesser extent, the decline in gross margins.

Interest expense

Interest expense decreased $4 million, or 14.3%, during second quarter 2020 as compared to second quarter 2019 and $7 million, or 12.5% during the first six months of fiscal 2020 as compared to the same period in fiscal 2019.  The decrease in both periods was primarily due to declining interest rates and a reduction in indebtedness.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes in second quarter 2020 was $43 million compared to $48 million in second quarter 2019. The provision for income taxes for the first six months of fiscal 2020 was $67 million as compared to $83 million in the first six months of fiscal 2019.

The effective rate for second quarter 2020 and the first six months of fiscal 2020 was 24.7% and 24.8%, respectively. The effective rate for second quarter 2019 and the first six months of fiscal 2019 was 26.2% and 25.5%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for second quarter 2020 or the first six months of fiscal 2020 related to the CARES Act.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of August 2, 2020, and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $6 million.

Adjusted EBITDA

Adjusted EBITDA decreased $6 million, or 2.5%, in second quarter 2020 as compared to second quarter 2019 and $46 million, or 10.3%, in the first six months of fiscal 2020 as compared the same period in fiscal 2019. The decrease in Adjusted EBITDA in second quarter 2020 was driven by a $17 million decrease at Facilities Maintenance, partially offset by an $11 million increase at Construction & Industrial. The decrease in the first six months of fiscal 2020 was driven by a $53 million decrease at Facilities Maintenance,  partially offset by a $7 million increase at Construction & Industrial.

Adjusted EBITDA as a percentage of Net sales increased approximately 30 basis points to 15.3% in second quarter 2020 as compared to second quarter 2019 and decreased approximately 70 basis points to 13.6% in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The increase in second quarter 2020 as compared to second quarter 2019 was due to the decrease in operating expenses as a percentage of Net sales, partially offset by the decline in gross margin. The decrease in the first six months of fiscal 2020 as compared to fiscal 2019 was due to the decline in Net sales and the increase in operating expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income decreased $1 million, or  0.7%, in second quarter 2020 as compared to second quarter 2019 and $30 million, or 12.4% in the first six months of fiscal 2020 as compared to fiscal 2019. The decrease in Adjusted net income in both periods was attributable to the decline in operating income, partially offset by lower interest expense and a decrease in the income tax provision.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended				Six Months Ended
	August 2,	August 4,	Increase		August 2,	August 4,	Increase
Dollars in millions	2020	2019	(Decrease)		2020	2019	(Decrease)
Net sales	$761	$830	(8.3)%		$1,443	$1,602	(9.9)%
Operating income	$112	$133	(15.8)%		$189	$252	(25.0)%
% of Net sales	14.7%	16.0%	(130)	bps	13.1%	15.7%	(260)	bps
Depreciation and amortization	15	13	15.4%		30	25	20.0%
Other	5	3	66.7%		11	6	83.3%
Adjusted EBITDA	$132	$149	(11.4)%		$230	$283	(18.7)%
% of Net sales	17.3%	18.0%	(70)	bps	15.9%	17.7%	(180)	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Net Sales

Net sales decreased $69 million, or 8.3%, in second quarter 2020 as compared to second quarter 2019 and $159 million, or 9.9%, in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in Net sales in both periods was primarily due to declines in the hospitality and multifamily industries related to the response by governmental and other regulatory authorities to the COVID-19 pandemic. As the markets in which we operate have begun easing these restrictions during second quarter 2020, we have generated improving sales volume. Facilities Maintenance average year-over-year daily sales changes for the fiscal 2020 months of February, March, April, May, June, and July were an increase of 4.1%, a decrease of 0.4%, a decrease of 31.9%, a decrease of 13.4%, a decrease of 9.0%, and a decrease of 4.4%, respectively.

For Facilities Maintenance, the most prominent impact of the decline in Net sales was in the hospitality industry, which historically represents approximately 18% of sales. The decline in travel due to the COVID-19 pandemic resulted in the closing of many hotels, with the remaining open hotels experiencing a significant reduction in occupancy. In second quarter 2020 and the first six months of fiscal 2020, hospitality sales decreased approximately 34.6% and 33.7% as compared to the same periods in fiscal 2019.

Many of our multifamily customers limited their purchases to emergency repair and maintenance items in order to preserve cash and to keep maintenance professionals from entering tenant units unnecessarily in an attempt to maintain social distancing. Multifamily customers may also be affected by the steps taken by state and local governments to minimize the impact of the COVID-19 pandemic on tenants, including placing moratoriums on evictions and prohibiting late fees for up to three months. Finally, multifamily customers are seeing fewer unit turns as tenants are less likely to move their residence during the pandemic. Fewer turns reduce both maintenance and improvement expenditures. Sales to multifamily customers historically account for approximately 60% of Facilities Maintenance’s sales. In second quarter 2020 and the first six months of fiscal 2020, our multifamily sales decreased approximately 4.1% and 6.1%, as compared to the same periods in fiscal 2019.

Adjusted EBITDA

Adjusted EBITDA decreased $17 million, or 11.4%, in second quarter 2020 as compared to second quarter 2019 and $53 million, or 18.7%, during the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in Adjusted EBITDA in both periods was primarily due to the reduction in Net sales. Selling, general, and administrative expenses decreased approximately $22 million and $24 million in second quarter 2020 as compared to second quarter 2019 and in the first six months of fiscal 2020 as compared to the same period in fiscal 2019, respectively. The decrease in both periods was primarily due to a reduction in variable expenses, including freight costs, variable compensation, overtime pay, travel expenses and other controllable costs. In the first six months of fiscal 2020, these decreases were partially offset by increased insurance claims, fixed facility and equipment costs, and an approximately $4 million charge for expected credit losses.

Adjusted EBITDA as a percentage of Net sales decreased approximately 70 basis points in second quarter 2020 as compared to second quarter 2019 and approximately 180 basis points in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in second quarter 2020 was primarily due to a decrease in gross margin of approximately 120 basis points, partially offset by a reduction in Selling, general, and administrative expenses as a percentage of Net sales. The decrease in the first six months of fiscal 2020 was driven by an increase in Selling, general, and administrative expenses as a percentage of Net sales and a decrease in gross margin of approximately 50 basis points. The decline in gross margins resulted from an increase in sales of lower-margin safety products, appliances, HVAC and janitorial products. We expect gross margin to fluctuate as our customers within different industries recover from the impacts of the COVID-19 pandemic at different rates and with new product requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Construction & Industrial

	Three Months Ended				Six Months Ended
	August 2,	August 4,	Increase		August 2,	August 4,	Increase
Dollars in millions	2020	2019	(Decrease)		2020	2019	(Decrease)
Net sales	$793	$795	(0.3)%		$1,506	$1,516	(0.7)%
Operating income	$86	$78	10.3%		$130	$129	0.8%
% of Net sales	10.8%	9.8%	100	bps	8.6%	8.5%	10	bps
Depreciation and amortization	15	14	7.1%		29	29	—
Other	5	3	66.7%		12	6	100.0%
Adjusted EBITDA	$106	$95	11.6%		$171	$164	4.3%
% of Net sales	13.4%	11.9%	150	bps	11.4%	10.8%	60	bps

Net Sales

Net sales decreased $2 million, or 0.3%, in second quarter 2020 as compared to second quarter 2019 and $10 million, or 0.7%, in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in Net sales in both periods was primarily due to varying state and local government restrictions on construction-related activities to address the COVID-19 pandemic. These restrictions, which were generally introduced in the middle of March 2020, resulted in an uneven impact on Net sales across the markets we serve. As the markets in which we operate eased restrictions during second quarter 2020, our sales volume improved. Average year-over-year daily sales changes for the fiscal 2020 months of February, March, April, May, June, and July were an increase of 14.2%, an increase of 1.4%, a decrease of 13.0%, a decrease of 1.4%, a decrease of 0.4%, and an increase of 0.5%, respectively.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 11.6%, in second quarter 2020 as compared to second quarter 2019 and $7 million, or 4.3% in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The increase in both periods was primarily due to a reduction in Selling, general, and administrative expenses, and, to a lesser extent, improvements in gross margins. The decrease in Selling, general, and administrative expenses in both periods was primarily due to reductions in overtime pay, travel, and other controllable expenses in response to the COVID-19 pandemic. These decreases were partially offset by increased fixed costs related to new branches recently opened.

Adjusted EBITDA as a percentage of Net sales increased approximately 150 basis points in second quarter 2020 as compared to second quarter 2019 and approximately 60 basis points in the first six months of fiscal 2020 as compared to the same period in fiscal 2019. The increase in second quarter 2020 as compared to second quarter 2019 was driven by a decrease in Selling, general, and administrative expenses as a percentage of Net sales and an increase in gross margin of approximately 30 basis points in second quarter 2020. The increase in the first six months of fiscal 2020 as compared to the same period in fiscal 2019 was driven by an increase in gross margin of approximately 50 basis points and a decrease in Selling, general, and administrative expenses as a percentage of Net sales. The increase in gross margin in both periods was primarily due to improved rebar gross margin rates, and an increase in safety product sales which are generally higher gross margin products.

Liquidity and capital resources

Sources and uses of cash

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe, based on our current business plan, that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months. We are continuously evaluating our cash positions and have taken prudent actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, negotiating rent payment deferrals at our leased facilities, and limiting discretionary spending. We have also reduced anticipated spending on certain capital investment projects. In addition, we chose not to repurchase any shares under the March 2020 authorized share repurchase program, instead focusing on enhancing our liquidity position. We may elect to repurchase shares under this program during the second half of fiscal 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

On August 10, 2020, the Company entered into a definitive agreement to sell its Construction & Industrial business to an affiliate of Clayton, Dubilier & Rice. The purchase price of $2.9 billion is payable in cash at closing and may be adjusted for certain purchase price adjustments, as defined in the Transaction Agreement. The Company anticipates using the estimated net proceeds of $2.5 billion after tax and transaction costs, to repay debt, finance acquisitions, invest in Facilities Maintenance and return cash to the shareholders, likely through share repurchases.

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  During the first six months of fiscal 2020, the Company deferred FICA payments of $14 million under the CARES Act and will continue to defer FICA payments through December 31, 2020. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be due December 31, 2021 and (2) Remaining 50% of the deferred amount will be due December 31, 2022.

During the first six months of fiscal 2020, our cash inflow was primarily driven by cash provided by operations, partially offset by net debt repayments and capital expenditures.

As of August 2, 2020, our combined liquidity of approximately $995 million was comprised of $71 million in cash and cash equivalents and $924 million of additional available borrowings (excluding $86 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables. Our August 2, 2020 combined liquidity increased approximately $367 million as compared to our fiscal 2019 year-end combined liquidity of $628 million.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Amounts in millions	Six Months Ended
Net cash provided by (used for):	August 2, 2020	August 4, 2019	Increase (Decrease)
Operating activities	$339	$286	$53
Investing activities	(33)	(49)	16
Financing activities	(269)	(234)	(35)

Free cash flow:
Operating activities	$339	$286	$53
Less: Capital expenditures	(33)	(54)	21
Free cash flow	$306	$232	$74

Working capital

Working capital, excluding cash and cash equivalents, was $755 million as of August 2, 2020, decreasing $109 million as compared to $864 million as of August 4, 2019. The change in working capital was primarily driven by declines in Accounts receivable and Inventory due to declining sales and deliberate controls over working capital spending as a result of the COVID-19 pandemic.

Operating activities

During the first six months of fiscal 2020, cash provided by operating activities was $339 million compared to $286 million in the first six months of fiscal 2019. Cash interest paid in the first six months of fiscal 2020 was $47 million, compared to $53 million in the first six months of fiscal 2019. Cash income taxes paid in the first six months of fiscal 2020 was $36 million, compared to $10 million in the first six months of fiscal 2019. The increase in operating cash flows excluding interest and income tax payments is primarily attributable to efficiency in the use of working capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Investing activities

During the first six months of fiscal 2020, cash used by investing activities was $33 million, comprised entirely of capital expenditures.  During the first six months of fiscal 2019, cash used by investing activities was $49 million, primarily comprised of capital expenditures.

Financing activities

During the first six months of fiscal 2020, cash used in financing activities was $269 million, primarily due to net debt repayments of $265 million, tax withholdings on stock-based awards of $4 million, and purchases of treasury shares of $3 million, partially offset by proceeds from employee stock option exercises of $3 million.

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

External financing

As of August 2, 2020, we had an aggregate principal amount of $1,783 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $2 million and $16 million, respectively, and $976 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $24 million in letters of credit issued and including $86 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of August 2, 2020 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of August 2, 2020 (the end of the period covered by this report).

(b)	Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 10, 2017 and August 8, 2017, stockholders filed putative class action complaints in the U.S. District Court for the Northern District of Georgia, alleging that HD Supply and certain senior members of its management (collectively, the “securities litigation defendants”) made certain false or misleading public statements in violation of the federal securities laws between November 9, 2016 and June 5, 2017, inclusive (the “original securities complaints”).  Subsequently, the two securities cases were consolidated, and, on November 16, 2017, the lead plaintiffs appointed by the Court filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the securities litigation defendants on behalf of all persons other than the securities litigation defendants who purchased or otherwise acquired the Company’s common stock between November 9, 2016 and June 5, 2017, inclusive.  The Amended Complaint alleges that the securities litigation defendants made certain false or misleading public statements, primarily relating to the Company’s progress in addressing certain supply chain disruption issues encountered in the Company’s Facilities Maintenance business unit.  The Amended Complaint asserts claims against the securities litigation defendants under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and seeks class certification under the Federal Rules of Civil Procedure, as well as unspecified monetary damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On September 19, 2018, the Court granted in part and denied in part the securities litigation defendants’ motion to dismiss. On January 30, 2020, the parties executed a written stipulation and agreement to settle the litigation for a payment of $50 million, subject to court approval.  On July 21, 2020, the Court approved the settlement on a final basis. The settlement is without any admission of the allegations in the complaints, and the full settlement amount is covered under the Company’s insurance policies.

HD SUPPLY

On August 8, 2017, two stockholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia, naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs. On September 8, 2020, the parties reached an agreement in principle to settle this litigation and the derivative action pending in Delaware Court (described below) subject to negotiation of definitive settlement documentation and court approval. Under the terms of the agreement in principle, the Company will adopt or continue for a period of time certain corporate governance enhancements and will, if approved by the court, pay or cause to be paid a reasonable attorneys’ fee of up to $1.9 million, which amount is covered under the Company’s insurance policies.  The Company and the individual defendants continue to dispute the allegations in the derivative complaints, and the settlement is without any admission of the allegations in the complaints.

On August 29, 2018, a stockholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and board of directors as individual defendants.  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018. On September 8, 2020, the parties reached an agreement in principle to settle this litigation and the derivative action pending in federal court (described above) subject to negotiation of definitive settlement documentation and court approval.  Under the terms of the agreement in principle, the Company will adopt or continue for a period of time certain corporate governance enhancements and will, if approved by the court, pay or cause to be paid a reasonable attorneys’ fee of up to $1.9 million, which amount is covered under the Company’s insurance policies.  The Company and the individual defendants continue to dispute the allegations in the derivative complaint, and the settlement is without any admission of the allegations in the complaint.

In March 2019, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “Commission”) requesting information and documents from calendar years 2016 and 2017 relating to, among other things, the Company’s Facilities Maintenance business unit and the allegations of the Amended Complaint described above. On June 24, 2020, the Company received a letter from the staff of the Atlanta Regional office (the “Staff”) of the Commission confirming that the Staff has completed its investigation of HD Supply Holdings, Inc. and, based upon the information the Staff has currently, does not intend to recommend to the Commission that an enforcement action be brought against the Company.

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

Circumstances associated with the divestiture of the Construction & Industrial business could adversely affect the Company's results of operations and financial condition.

In August 2020, the Company entered into a definitive agreement to sell its Construction & Industrial business to an affiliate of Clayton, Dubilier & Rice. The proposed transaction could involve implementation challenges, business disruption or other risks and will change our business profile significantly, resulting in a less diversified business. Any inability on our part to successfully implement the transaction could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. The decision to divest this business may result in certain additional risks, including the following:

●	difficulties in the separation of operations, services, products and personnel;
●	the diversion of management's attention from other business concerns;
●	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture, or post-closing claims levied against us;
●	the disruption of the Company's business; and
●	the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing the Construction & Industrial business, which could have a material adverse effect on its business.

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

HD SUPPLY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

As of the date of this report, Holdings’ Board of Directors has authorized share repurchase programs that provide current availability to repurchase up to an aggregate of $500 million of its common stock.  The Company conducts repurchases under the share repurchase program in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and it may be terminated at any time at the Company’s discretion. Under this plan, Holdings did not purchase any shares during the six months ended August 2, 2020, instead focusing on enhancing the Company’s liquidity position.

Holdings’ Board of Directors has also authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.1 million shares at an average price of $30.66 per share during the six months ended August 2, 2020.

Issuer Purchases of Equity Securities in each fiscal month of the second quarter of fiscal 2020 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
May 4 - May 31	60,691	$28.34	60,691	$500,000,004
June 1 - June 28	2,891	34.05	2,891	500,000,030
June 29 - August 2	6,603	35.45	6,603	500,000,028	(2)
Total	70,185	$29.24	70,185
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.
(2)	As of August 2, 2020, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase program authorized in March 2020.

HD SUPPLY

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description
2.1

Transaction Agreement, by and among HD Supply, Inc. and AppleCaramel Buyer, LLC dated August 10, 2020 (Incorporated by reference to Exhibit 2.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 10, 2020).

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

10.1

Letter of Transaction Bonus, dated as of August 10, 2020, by and between HD Supply Holdings, Inc. and John A. Stegeman (Incorporated by reference to Exhibit 10.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 10, 2020.

10.2	Form of Employee Restricted Stock Agreement (August 2020). (Incorporated by reference to Exhibit 10.2 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 10, 2020).

31.1	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chairman of the Board, President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Senior Vice President, Chief Financial Officer and Chief Administrative Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

HD SUPPLY

101

Interactive data files for HD Supply Holdings, Inc. and HD Supply, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income of HD Supply Holdings, Inc. (unaudited); (ii) the Consolidated Balance Sheets of HD Supply Holdings, Inc. (unaudited); (iii) the Consolidated Statements of Cash Flows of HD Supply Holdings, Inc. (unaudited); (iv) the Consolidated Statements of Stockholders’ Equity of HD Supply Holdings, Inc. (unaudited); (v) the Consolidated Statements of Operations and Comprehensive Income of HD Supply, Inc. (unaudited); (vi) the Consolidated Balance Sheets of HD Supply, Inc. (unaudited); (vii) the Consolidated Statements of Cash Flows of HD Supply, Inc. (unaudited); (viii) the Consolidated Statements of Stockholder’s Equity of HD Supply, Inc. (unaudited); and (ix) the Notes to Consolidated Financial Statements of HD Supply, Holdings Inc. and HD Supply, Inc. (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

September 8, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 8, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer