Form 10-Q
period 2020-11-01
HD Supply Holdings, Inc.; HD SUPPLY, INC.
filed 2020-12-04
CIK 1573097, 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2020

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3400 Cumberland Boulevard SE Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of Each Exchange on Which Registered
HD Supply Holdings, Inc. common stock, par value $0.01 per share	HDS	The NASDAQ Stock Market LLC

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

HD Supply Holdings, Inc. ◻
HD Supply, Inc. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

HD Supply Holdings, Inc.	Yes ☐ No ⌧
HD Supply, Inc.	Yes ☐ No ⌧

The number of shares of the Registrant’s common stock outstanding as of December 3, 2020:

HD Supply Holdings, Inc.	155,159,403 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements; including  statements made herein with respect to the Offer (as defined below), the Merger (as defined below) and related transactions, and including, for example, the timing of the completion of the Merger and the potential benefits of the Merger and those factors discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the fiscal year ended February 2, 2020 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations, financial condition and liquidity, and the development of the industries in which we operate include, but are not limited to the following, many of which are, and will be, amplified by the outbreak of a novel strain of coronavirus, now known as COVID-19, and classified as a pandemic by the World Health Organization on March 11, 2020:

●	the impact of the COVID-19 pandemic on our sales, operations and supply chain, as well as the impacts on our customers, suppliers, vendors and business partners;
●	the potential impact of the announcement and pendency of the proposed Offer and the Merger on us, including our relationships with suppliers, customers and employees, the time and resources dedicated to the completion of the Offer and the Merger and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement;
●	uncertainties as to the expected timing and completion of the Offer and the Merger, including the possibility that the Merger Agreement (as defined below) will be terminated and, if so, that we may be required to pay a termination fee, that various closing conditions for the transactions may not be satisfied or waived and that our stock price will be adversely impacted;
●	inherent risks of the maintenance, repair and operations market;
●	our ability to maintain profitability;
●	our ability to service our debt and to refinance all or a portion of our indebtedness;

●	limitations and restrictions in the agreements governing our indebtedness;
●	the competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;
●	the loss of any of our significant customers;
●	competitive pricing pressure from our customers;
●	our ability to identify and acquire suitable acquisition candidates on favorable terms;
●	cyclicality and seasonality of the maintenance, repair and operations market;
●	our ability to identify and develop relationships with a sufficient number of qualified suppliers to maintain our supply chains;
●	our ability to manage fixed costs;
●	the development of alternatives to distributors in the supply chain;
●	our ability to manage our working capital through product purchasing and customer credit policies;
●	interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats;
●	potential material liabilities under our self-insured programs;
●	our ability to attract, train and retain highly-qualified associates and key personnel;
●	new and/or proposed trade policies could make sourcing product from foreign countries more difficult and more costly;
●	limitations on our state income tax net operating loss carryforwards in the event of an ownership change; and
●	our ability to identify and integrate new products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, except share and per share data, unaudited

	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net Sales	$827.5	$825.2	$2,269.0	$2,426.0
Cost of sales	479.2	473.2	1,311.0	1,388.4
Gross Profit	348.3	352.0	958.0	1,037.6
Operating expenses:
Selling, general, and administrative	205.7	209.3	597.6	625.9
Depreciation and amortization	17.7	15.5	52.1	45.2
Restructuring and separation	3.9	1.3	7.6	(0.4)
Total operating expenses	227.3	226.1	657.3	670.7
Operating Income	121.0	125.9	300.7	366.9
Interest expense	22.0	27.4	71.1	83.4
Loss on extinguishment & modification of debt	5.5	—	5.5	—
Other (income) expense, net	43.6	—	43.6	—
Income from Continuing Operations Before Provision for Income Taxes	49.9	98.5	180.5	283.5
Provision for income taxes	14.4	25.1	46.6	71.1
Income from Continuing Operations	$35.5	$73.4	$133.9	$212.4
Income from discontinued operations, net of tax	1,572.7	58.5	1,677.3	161.3
Net Income	$1,608.2	$131.9	$1,811.2	$373.7
Other comprehensive income (loss):
Foreign currency translation adjustment	14.7	—	15.0	0.2
Unrealized gain (loss) on cash flow hedge, net of tax of $(12.5), $0.1, $(7.5), and $7.1	35.6	(0.3)	21.1	(20.5)
Total Comprehensive Income	$1,658.5	$131.6	$1,847.3	$353.4

Weighted Average Common Shares Outstanding (thousands)
Basic	159,057	164,638	160,271	168,062
Diluted	159,804	165,142	160,753	168,645

Basic Earnings Per Share(1):
Income from Continuing Operations	$0.22	$0.45	$0.84	$1.26
Income from Discontinued Operations	$9.89	$0.36	$10.47	$0.96
Net Income	$10.11	$0.80	$11.30	$2.22

Diluted Earnings Per Share(1):
Income from Continuing Operations	$0.22	$0.44	$0.83	$1.26
Income from Discontinued Operations	$9.84	$0.35	$10.43	$0.96
Net Income	$10.06	$0.80	$11.27	$2.22
(1)	May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 1, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,315.0	$34.4
Receivables, less allowance for credit losses of $10.2 and $7.6	400.1	362.1
Inventories	388.6	427.1
Current assets of discontinued operations	—	748.0
Other current assets	73.6	91.3
Total current assets	3,177.3	1,662.9
Property and equipment, net	260.2	271.2
Operating lease right-of-use assets	228.7	233.2
Goodwill	1,604.5	1,604.5
Intangible assets, net	59.8	68.4
Deferred tax assets	3.8	2.1
Non-current assets of discontinued operations	—	861.5
Other assets	9.2	11.7
Total assets	$5,343.5	$4,715.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270.0	$218.7
Accrued compensation and benefits	40.8	37.9
Current installments of long-term debt	10.7	10.7
Current lease liabilities	51.0	50.8
Accrued income taxes	282.3	—
Current liabilities of discontinued operations	—	341.2
Other current liabilities	201.1	154.8
Total current liabilities	855.9	814.1
Long-term debt, excluding current installments	1,250.8	2,035.4
Deferred tax liabilities	22.0	32.7
Long-term lease liabilities	186.6	192.6
Non-current liabilities of discontinued operations	—	203.8
Other liabilities	75.9	84.7
Total liabilities	2,391.2	3,363.3
Stockholders’ equity:
Common stock, par value $0.01; 1 billion shares authorized; 155.6 million and 161.4 million shares issued and outstanding at November 1, 2020 and February 2, 2020, respectively	2.1	2.0
Paid-in capital	4,117.2	4,097.4
Retained earnings (accumulated deficit)	689.1	(1,122.1)
Accumulated other comprehensive loss	(16.0)	(52.1)
Treasury stock, at cost, 50.6 million and 44.1 million shares at November 1, 2020 and February 2, 2020, respectively	(1,840.1)	(1,573.0)
Total stockholders’ equity	2,952.3	1,352.2
Total liabilities and stockholders’ equity	$5,343.5	$4,715.5

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 1, 2020	November 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,811.2	$373.7
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78.2	82.7
Provision for credit losses	11.8	7.4
Non-cash interest expense	4.5	4.6
Loss on extinguishment & modification of debt	5.5	—
Gain on sale of business	(1,762.0)	—
Stock-based compensation expense	14.7	18.1
Deferred income taxes	(27.4)	101.8
Other	—	2.7
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(83.1)	(133.7)
(Increase) decrease in inventories	17.3	(34.3)
(Increase) decrease in other current assets	8.2	(2.5)
(Increase) decrease in other assets	(2.1)	0.3
Increase (decrease) in accounts payable and accrued liabilities	425.2	75.8
Increase (decrease) in other long term liabilities	21.9	—
Net cash provided by (used in) operating activities	523.9	496.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.6)	(89.1)
Proceeds from sales of property and equipment	0.3	2.7
Proceeds from sales of businesses, net	2,845.5	—
Payments for businesses acquired, net of cash acquired	—	(9.4)
Net cash provided by (used in) investing activities	2,791.2	(95.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(246.9)	(320.5)
Repayments of long-term debt	(532.3)	(8.0)
Repayments of financing liabilities	—	(87.9)
Borrowings on long-term revolver debt	434.1	978.0
Repayments on long-term revolver debt	(693.6)	(964.3)
Proceeds from issuance of common stock under employee benefit plans	8.9	6.8
Tax withholdings on stock-based awards	(3.8)	(5.5)
Debt issuance and modification costs	—	(0.1)
Other financing activities	(1.0)	(0.8)
Net cash provided by (used in) financing activities	(1,034.6)	(402.3)
Effect of exchange rates on cash and cash equivalents	0.1	—
Increase (decrease) in cash and cash equivalents	$2,280.6	$(1.5)
Cash and cash equivalents at beginning of period	34.4	38.0
Cash and cash equivalents at end of period	$2,315.0	$36.5

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Nine Months Ended
	November 1, 2020		November 3, 2019		November 1, 2020		November 3, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	206,179	$2.1	205,409	$2.0	205,473	$2.0	204,806	$2.0
Net shares issued (forfeited) under employee benefit plans	49	—	(6)	—	755	0.1	597	—
Ending balance	206,228	$2.1	205,403	$2.0	206,228	$2.1	205,403	$2.0
Paid-in Capital
Beginning balance		$4,109.9		$4,086.1		$4,097.4		$4,067.2
Stock-based compensation		2.7		5.6		14.9		17.8
Shares issued under employee benefit plans		4.8		0.1		5.2		6.8
Shares withheld for taxes		—			—	(0.1)
Other		(0.2)		—		(0.2)		—
Ending balance		$4,117.2		$4,091.8		$4,117.2		$4,091.8
Retained Earnings (Accumulated Deficit)
Beginning balance		$(919.0)		$(1,332.2)		$(1,122.1)		$(1,571.5)
Cumulative effect of accounting change		—		—		—		(2.5)
Net Income		1,608.2		131.9		1,811.2		373.7
Other		(0.1)		(0.1)		—		(0.1)
Ending balance		$689.1		$(1,200.4)		$689.1		$(1,200.4)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(66.3)		$(50.7)		$(52.1)		$(30.7)
Unrealized gain (loss) on cash flow hedge, net of tax of $(12.5), $0.1, $(7.5), and $7.1		35.6		(0.3)		21.1		(20.5)
Foreign currency translation adjustment		14.7		—		15.0		0.2
Ending balance		$(16.0)		$(51.0)		$(16.0)		$(51.0)
Treasury Stock
Beginning balance	(44,196)	$(1,577.0)	(36,338)	$(1,273.9)	(44,071)	$(1,573.0)	(34,153)	$(1,186.0)
Purchase of common stock	(6,467)	(264.4)	(6,254)	(240.1)	(6,564)	(267.3)	(8,320)	(322.8)
Shares issued under employee benefit plans	37	1.4	—	—	105	3.8	—	—
Shares withheld for taxes	(4)	(0.2)	(8)	(0.2)	(100)	(3.7)	(127)	(5.4)
Other	—	0.1	—	—	—	0.1	—	—
Ending balance	(50,630)	$(1,840.1)	(42,600)	$(1,514.2)	(50,630)	$(1,840.1)	(42,600)	$(1,514.2)

Total Stockholders’ Equity	155,598	$2,952.3	162,803	$1,328.2	155,598	$2,952.3	162,803	$1,328.2

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net Sales	$827.5	$825.2	$2,269.0	$2,426.0
Cost of sales	479.2	473.2	1,311.0	1,388.4
Gross Profit	348.3	352.0	958.0	1,037.6
Operating expenses:
Selling, general, and administrative	205.7	209.3	597.6	625.9
Depreciation and amortization	17.7	15.5	52.1	45.2
Restructuring and separation	3.9	1.3	7.6	(0.4)
Total operating expenses	227.3	226.1	657.3	670.7
Operating Income	121.0	125.9	300.7	366.9
Interest expense	22.0	27.4	71.1	83.4
Loss on extinguishment & modification of debt	5.5	—	5.5	—
Other (income) expense, net	43.6	—	43.6	—
Income from Continuing Operations Before Provision for Income Taxes	49.9	98.5	180.5	283.5
Provision for income taxes	14.4	25.1	46.6	71.1
Income from Continuing Operations	$35.5	$73.4	$133.9	$212.4
Discontinued Operations, net of tax	1,572.7	58.5	1,677.3	161.3
Net Income	$1,608.2	$131.9	$1,811.2	$373.7
Other comprehensive income (loss):
Foreign currency translation adjustment	14.7	—	15.0	0.2
Unrealized gain (loss) on cash flow hedge, net of tax of $(12.5), $0.1, $(7.5), and $7.1	35.6	(0.3)	21.1	(20.5)
Total Comprehensive Income	$1,658.5	$131.6	$1,847.3	$353.4

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data, unaudited

	November 1, 2020	February 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,314.3	$34.4
Receivables, less allowance for credit losses of $10.2 and $7.6	400.0	362.0
Inventories	388.6	427.1
Current assets of discontinued operations	—	748.0
Other current assets	73.6	91.3
Total current assets	3,176.5	1,662.8
Property and equipment, net	260.2	271.2
Operating lease right-of-use assets	228.7	233.2
Goodwill	1,604.5	1,604.5
Intangible assets, net	59.8	68.4
Deferred tax assets	3.8	2.1
Non-current assets of discontinued operations	—	861.5
Other assets	9.2	11.7
Total assets	$5,342.7	$4,715.4
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$270.0	$218.7
Accrued compensation and benefits	40.8	37.9
Current installments of long-term debt	10.7	10.7
Current lease liabilities	51.0	50.8
Accrued income taxes	282.3	—
Current liabilities of discontinued operations	—	341.2
Other current liabilities	180.7	154.8
Total current liabilities	835.5	814.1
Long-term debt, excluding current installments	1,250.8	2,035.4
Deferred tax liabilities	22.0	32.7
Long-term lease liabilities	186.6	192.6
Non-current liabilities of discontinued operations	—	203.8
Other liabilities	75.9	84.7
Total liabilities	2,370.8	3,363.3
Stockholder’s equity:
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at November 1, 2020 and February 2, 2020	—	—
Paid-in capital	2,140.1	2,367.6
Retained earnings (accumulated deficit)	847.8	(963.4)
Accumulated other comprehensive loss	(16.0)	(52.1)
Total stockholder’s equity	2,971.9	1,352.1
Total liabilities and stockholder’s equity	$5,342.7	$4,715.4

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 1, 2020	November 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,811.2	$373.7
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78.2	82.7
Provision for credit losses	11.8	7.4
Non-cash interest expense	4.5	4.6
Loss on extinguishment & modification of debt	5.5	—
Gain on sale of a business	(1,762.0)	—
Stock-based compensation expense	14.7	18.1
Deferred income taxes	(27.4)	101.8
Other	—	2.7
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(83.1)	(133.7)
(Increase) decrease in inventories	17.3	(34.3)
(Increase) decrease in other current assets	8.1	(2.3)
(Increase) decrease in other assets	(2.1)	0.3
Increase (decrease) in accounts payable and accrued liabilities	425.2	75.8
Increase (decrease) in other long term liabilities	21.9	—
Net cash provided by (used in) operating activities	523.8	496.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.6)	(89.1)
Proceeds from sales of property and equipment	0.3	2.7
Proceeds from sales of businesses, net	2,845.5	—
Payments for businesses acquired, net of cash acquired	—	(9.4)
Net cash provided by (used in) investing activities	2,791.2	(95.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity distribution to Parent	(242.4)	(319.2)
Repayments of long-term debt	(532.3)	(8.0)
Repayments of financing liabilities	—	(87.9)
Borrowings on long-term revolver debt	434.1	978.0
Repayments on long-term revolver debt	(693.6)	(964.3)
Debt issuance and modification costs	—	(0.1)
Other financing activities	(1.0)	(0.8)
Net cash provided by (used in) financing activities	(1,035.2)	(402.3)
Effect of exchange rates on cash and cash equivalents	0.1	—
Increase (decrease) in cash and cash equivalents	$2,279.9	$(1.3)
Cash and cash equivalents at beginning of period	34.4	37.8
Cash and cash equivalents at end of period	$2,314.3	$36.5

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Dollars in millions, shares in thousands, unaudited

	Three Months Ended				Nine Months Ended
	November 1, 2020		November 3, 2019		November 1, 2020		November 3, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	1	$—	1	$—	1	$—	1	$—
Ending balance	1	$—	1	$—	1	$—	1	$—
Paid-in Capital
Beginning balance		$2,376.1		$2,662.1		$2,367.6		$2,726.1
Equity distribution to Parent		(238.8)		(243.0)		(242.4)		(319.2)
Stock-based compensation		2.7		5.6		14.9		17.8
Other		0.1		0.1		—		0.1
Ending balance		$2,140.1		$2,424.8		$2,140.1		$2,424.8
Retained Earnings (Accumulated Deficit)
Beginning balance		$(760.3)		$(1,173.5)		$(963.4)		$(1,412.8)
Cumulative effect of accounting change		—		—		—		(2.5)
Net Income		1,608.2		131.9		1,811.2		373.7
Other		(0.1)		—		—		—
Ending balance		$847.8		$(1,041.6)		$847.8		$(1,041.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$(66.3)		$(50.7)		$(52.1)		$(30.7)
Unrealized gain (loss) on cash flow hedge, net of tax of $(12.5), $0.1, $(7.5), and $7.1		35.6		(0.3)		21.1		(20.5)
Foreign currency translation adjustment		14.7		—		15.0		0.2
Ending balance		$(16.0)		$(51.0)		$(16.0)		$(51.0)

Total Stockholder's Equity	1	$2,971.9	1	$1,332.2	1	$2,971.9	1	$1,332.2

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

Holdings, together with its direct and indirect subsidiaries, including HDS (“HD Supply” or the “Company”), is one of the largest industrial distribution companies in North America. The Company specializes in the Maintenance, Repair & Operations market sector. Through approximately 44 distribution centers in the U.S. and Canada, the Company serves this market with an integrated go-to-market strategy. HD Supply has more than 5,500 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 300,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities primarily in multifamily, hospitality, healthcare, and institutional facilities markets. HD Supply’s broad range of end-to-end product lines and services includes approximately 200,000 stock-keeping units of quality, name-brand and proprietary-brand products as well as value-add services.

HD Supply reports results of operations as one reportable segment.

See “Note 2 — Discontinued Operations” for further information on the sale of the Construction & Industrial business, a previous HD Supply reportable segment.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal years ending January 31, 2021 (“fiscal 2020”) and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended November 1, 2020 (“third quarter 2020”) and November 3, 2019 (“third quarter 2019”) both include 13 weeks. The nine months ended November 1, 2020 and November 3, 2019 both include 39 weeks.

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

Self-Insurance

HD Supply has a high-deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for certain legal claims and medical claims, while maintaining per employee stop-loss coverage. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. As of November 1, 2020 and February 2, 2020, self-insurance reserves for continuing operations totaled approximately $28.8 million and $27.9 million, respectively. At February 2, 2020, self-insurance reserves classified as discontinued operations totaled approximately $22.0 million. See "Note 2 - Discontinued Operations" for further information on the sale of Construction & Industrial.

NOTE 2 — DISCONTINUED OPERATIONS

On October 19, 2020, the Company completed the sale of its Construction & Industrial business and received cash proceeds of approximately $2.8 billion, net of transaction cost payments of approximately $34.9 million. In the three and nine months ended November 1, 2020, the Company recognized a gain on sale of the Construction & Industrial business of approximately $1.5 billion, net of tax of $257.1 million. The sale is subject to a post-closing working capital adjustment, which the Company expects to settle by early 2021.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” as amended, the results of the Construction & Industrial business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain/loss on the disposition of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. The assets and liabilities of discontinued operations are presented separately within their respective current and non-current sections of the Consolidated Balance Sheets. The Consolidated Balance Sheets as of February 2, 2020 have been revised to reflect this presentation.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the results of operations of the discontinued operations, primarily the Construction & Industrial business (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019
Net sales	$687.9	$818.0	$2,193.9	$2,334.5
Cost of sales	441.0	529.5	1,410.9	1,513.7
Gross Profit	246.9	288.5	783.0	820.8
Operating expenses:
Selling, general and administrative	153.2	195.3	517.9	566.5
Depreciation and amortization	1.0	11.0	21.6	31.8
Restructuring & separation Charges	8.4	2.1	14.6	2.1
Total operating expenses	162.6	208.4	554.1	600.4
Operating Income	84.3	80.1	228.9	220.4
Gain on disposal of discontinued operations	1,767.0	—	1,762.0	—
Income before provision for income taxes	1,851.3	80.1	1,990.9	220.4
Provision for income taxes	278.6	21.6	313.6	59.1
Income from discontinued operations, net of tax	$1,572.7	$58.5	$1,677.3	$161.3

At November 1, 2020 and February 2, 2020, the carrying amounts of major classes of assets and liabilities of the Construction & Industrial discontinued operations included in the Consolidated Balance Sheets were as follows (amounts in millions):

	November 1,	February 2,
	2020	2020
Current assets:
Receivables, less allowance for credit losses of $- and $11.7	$—	$392.5
Inventories	—	344.3
Other current assets	—	11.2
Total current assets	—	748.0
Property and equipment, net	—	119.6
Operating lease right-of-use assets		246.9
Goodwill	—	386.1
Intangible assets, net	—	106.1
Other non-current assets	—	2.8
Total non-current assets	—	861.5
Total assets of discontinued operations	$—	$1,609.5

Current Liabilities:
Accounts payable	$—	$195.2
Accrued compensation and benefits	—	33.0
Current lease liabilities	—	59.2
Other current liabilities	—	53.8
Total current liabilities	—	341.2
Long-term lease liabilities	—	190.8
Other non-current liabilities	—	13.0
Total non-current liabilities	—	203.8
Total liabilities of discontinued operations	$—	$545.0

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional detail related to the net cash provided by operating and investing activities of the discontinued operations (amounts in millions):

	Nine Months Ended
	November 1,	November 3,
	2020	2019
Net cash flows provided by operating activities	$266.5	$251.5
Cash flows from investing activities:
Capital expenditures	(18.7)	(35.2)
Proceeds from sales of businesses, net	2,845.5	—
Payments for businesses acquired, net	—	2.8
Proceeds from sales of property and equipment, net	0.3	0.4
Net cash flows provided by investing activities	$2,827.1	$(32.0)

NOTE 3 — DEBT

HDS’s long-term debt as of November 1, 2020 and February 2, 2020 consisted of the following (dollars in millions):

	November 1, 2020		February 2, 2020
	Outstanding	Interest	Outstanding	Interest
	Principal	Rate %(1)	Principal	Rate %(1)
Senior ABL Facility due 2022	$—	—	$260.3	3.15
Term B-5 Loans due 2023	524.3	1.90	1,056.6	3.40
October 2018 Senior Unsecured Notes due 2026	750.0	5.375	750.0	5.375
Total gross long-term debt	$1,274.3		$2,066.9
Less unamortized discount	(1.2)		(3.0)
Less unamortized deferred financing costs	(11.6)		(17.8)
Total net long-term debt	$1,261.5		$2,046.1
Less current installments	(10.7)		(10.7)
Total net long-term debt, excluding current installments	$1,250.8		$2,035.4
(1)	Represents the stated rate of interest, without including the effect of discounts, premiums, or interest rate swap agreements.

Debt Transactions

On October 20, 2020, HDS reduced its U.S. and Canadian borrowing capacities under its Senior ABL Facility (as defined below) by $340.0 million and $60.0 million, respectively. The total borrowing capacity under the Senior ABL Facility is now $600.0 million (subject to availability under a borrowing base). As a result, the Company incurred a $0.8 million loss on extinguishment of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

On October 20, 2020, HDS used a portion of the net proceeds from the sale of the Construction & Industrial business (see “Note 2 - Discontinued Operations”) to repay $524.3 million aggregate principal of its Term B-5 Loans, as defined below. As a result, the Company incurred a $4.7 million loss on extinguishment of debt, which includes write-offs of $1.2 million and $3.5 million of unamortized original issue discount and unamortized deferred financing costs, respectively, in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior ABL Facility

The Senior Asset Based Lending Facility due 2022 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $600.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of November 1, 2020, HDS had $576.1 million of Excess Availability (as defined in the Senior ABL Facility agreement) under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $23.8 million in letters of credit issued and including $139.4 million of borrowings available on qualifying cash balances).

At HDS’s option, the interest rates applicable to the loans under the Senior ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at Eurocurrency Base Rate plus an applicable margin, or Prime Rate (as defined in the Senior ABL Facility agreement) plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the Bankers’ Acceptance rate plus an applicable margin, or the Canadian Prime Rate (as defined in the Senior ABL Facility agreement) plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the agreement governing the Senior ABL Facility, based on average Excess Availability for the previous fiscal quarter. The Senior ABL Facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the Senior ABL Facility agreement) then in effect for Eurocurrency Loans and an unused commitment fee subject to a pricing grid, included in the agreement governing the Senior ABL Facility, based on Excess Availability.

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility.

Senior Term Loan Facility

HDS’s Senior Term Facility (the “Senior Term Facility”) consists of a senior secured term loan facility (the ‘‘Term Loan Facility,’’ and the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an original aggregate principal amount of $1,070.0 million (the “Term B-5 Loans”). As of November 1, 2020, $524.3 million of the Term B-5 Loans principal remains outstanding. The Term B-5 Loans will mature on October 17, 2023 and amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Loans with the balance payable at the maturity date. The Term B-5 Loans bear interest at the applicable margin for borrowings of 1.75% for Eurocurrency Loan borrowings and 0.75% for base rate borrowings.

For additional information on HDS’s Senior ABL Facility or Senior Term Facility (collectively, the “Senior Credit Facilities”), including guarantees and security, please refer to the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended February 2, 2020.

Unsecured Notes

5.375% Senior Unsecured Notes due 2026

HDS issued $750.0 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2026 (the “October 2018 Senior Unsecured Notes”) under an Indenture, dated as of October 11, 2018 (the “October 2018 Senior Unsecured Notes Indenture”) among HDS, certain subsidiaries of HDS as guarantors (the “Subsidiary Guarantors”) and the Trustee. The October 2018 Senior Unsecured Notes bear interest at a rate of 5.375% per annum and will mature on October 15, 2026. Interest is paid semi-annually on April 15th and October 15th of each year.

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

Debt covenants

HDS’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on the incurrence of additional indebtedness and dividend payments and restrictions on the use of proceeds from asset dispositions. As of November 1, 2020, HDS was in compliance with all such covenants that were in effect on such date. Furthermore, while these restrictions may, at times, limit the amount of dividends, distributions or intercompany transfers that HDS or a particular subsidiary guarantor may pay or make, as applicable, the Company believes that, as of November 1, 2020, it had no such limitations.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedge

On October 24, 2018, the Company entered into an interest rate swap agreement with a notional amount of $750.0 million, designated as a cash flow hedge in accordance with ASC 815, “Derivatives and Hedging,” to hedge the variability of cash flows in interest payments associated with the Company’s variable-rate debt. On October 20, 2020, the Company initiated a voluntary partial termination for $500.0 million of the notional amount of the interest rate swap agreement. The Company paid $44.4 million to the counterparty to settle the liability and accrued interest as of the termination date. The Company recognized a $43.6 million loss on the termination, which is included in Other (income) expense, net in the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended November 1, 2020. The interest rate swap agreement has a remaining notional amount of $250.0 million and swaps a London Interbank Offered Rate (“LIBOR”) rate for a fixed rate of 3.07% and matures on October 17, 2023. The swap effectively converts a portion of the Company’s Term B-5 Loans from a rate of LIBOR plus 1.75% to a 4.82% fixed rate.

As of November 1, 2020 and February 2, 2020, the fair value of the Company’s interest rate swap was a liability of $21.2 million and $49.8 million, respectively, which was reflected as $7.4 million and $11.6 million in Other current liabilities and $13.8 million and $38.2 million in Other liabilities, respectively, in the Consolidated Balance Sheets. The Company utilized Level 2 inputs, as defined in the fair value hierarchy in "Note 5 - Fair Value Measurements.” Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) within Stockholders’ Equity in the Consolidated Balance Sheets and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  See “Note 7 - Accumulated Other Comprehensive Income (Loss),” for further information.

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

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of November 1, 2020 and February 2, 2020 (amounts in millions):

	As of November 1,2020		As of February 2, 2020
	Recorded	Estimated	Recorded	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Senior ABL Facility	$—	$—	$260.3	$260.0
Term Loans and Notes	1,274.3	1,308.2	1,806.6	1,862.0
Total	$1,274.3	$1,308.2	$2,066.9	$2,122.0
(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts, premiums, or deferred financing costs.

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

NOTE 6 — INCOME TAXES

For the nine months ended November 1, 2020 and November 3, 2019, the Company’s combined federal, state, and foreign effective tax rate for continuing operations was 25.8% and 25.1%, respectively.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as audit settlements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation were recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the nine months ended November 1, 2020 related to the CARES Act.

As of November 1, 2020 and February 2, 2020, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, “Income Taxes”) was $17.1 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits as of November 1, 2020 and February 2, 2020 was zero. As of November 1, 2020 and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5.4 million, and $6.0 million, respectively. Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI consists of accumulated net unrealized gains or losses associated with foreign currency translation adjustments and the changes in the fair value of derivatives designated as cash flow hedges.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The balances and changes in AOCI, net of tax by component for the three and nine months ended November 1, 2020 and November 3, 2019 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(14.9)	$(15.3)	$(15.2)	$(15.4)
Other comprehensive income (loss) before reclassifications	(0.8)	—	(0.5)	0.1
Amounts reclassified from AOCI into earnings(1)	15.5	—	15.5	—
Ending balance	$(0.2)	$(15.3)	$(0.2)	$(15.3)

Cash flow hedge, net of tax:
Beginning balance	$(51.4)	$(35.4)	$(36.9)	$(15.3)
Other comprehensive income (loss) before reclassifications	(13.0)	(2.1)	(36.0)	(24.6)
Amounts reclassified from AOCI into earnings(2)	48.6	1.8	57.1	4.1
Other	—	—	—	0.1
Ending balance, net of tax of $5.4, $12.3, $5.4, and $12.3	$(15.8)	$(35.7)	$(15.8)	$(35.7)
Total ending balance of AOCI	$(16.0)	$(51.0)	$(16.0)	$(51.0)
(1)	Comprised of unrealized loss reclassified into Income from discontinued operations, net of tax, for the sale of the Construction & Industrial business.
(2)	Comprised of unrealized loss reclassified into Interest expense in all periods. The three and nine months ended November 1, 2020 also include $43.6 million recognized loss on the termination of $500.0 million notional value of the interest rate swap reclassified into Other (income) expense, net. For further information, see "Note 4 - Derivative Instruments."

NOTE 8— BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES

The following basic and diluted weighted-average common shares information is provided for Holdings.

The reconciliation of basic to diluted weighted-average common shares for the three and nine months ended November 1, 2020 and November 3, 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Weighted-average common shares	159,057	164,638	160,271	168,062
Effect of potentially dilutive stock plan securities	747	504	482	583
Diluted weighted-average common shares	159,804	165,142	160,753	168,645
Stock plan securities excluded from dilution (1)	2,431	2,025	3,528	2,741
(1)	Represents securities not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock plan securities consist of securities (stock options, restricted stock, restricted stock units, and performance share units) granted under Holdings’ stock-based compensation plans.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of November 1, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	November 1, 2020	February 2, 2020	November 1, 2020	February 2, 2020
Trade receivables, net of allowance for credit losses	$356.9	$324.9	$356.9	$324.9
Vendor rebate receivables	26.2	23.8	26.2	23.8
Other receivables	17.0	13.4	16.9	13.3
Total receivables, net	$400.1	$362.1	$400.0	$362.0

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

Other Current Liabilities

Other current liabilities as of November 1, 2020 and February 2, 2020 consisted of the following (amounts in millions):

	HD Supply Holdings, Inc.		HD Supply, Inc.
	November 1,	February 2,	November 1,	February 2,
	2020	2020	2020	2020
Accrued legal	$53.7	50.6	$53.7	50.6
Unsettled share repurchases	20.4	—	—	—
Accrued non-income taxes	19.7	14.7	19.7	14.7
Accrued interest	2.3	13.2	2.3	13.2
Other	105.0	76.3	105.0	76.3
Total other current liabilities	$201.1	$154.8	$180.7	$154.8

As of November 1, 2020 and February 2, 2020, $50.0 million of the legal accrual in Other current liabilities is offset by $50.0 million in insurance recoveries included in Other current assets related to the shareholder class action lawsuit settlement. As of November 1, 2020, $1.9 million of the legal accrual in Other current liabilities is offset by $1.9 million in insurance recoveries included in Other current assets related to the derivative shareholder complaints settlement. For further information, see “Note 11 - Commitments and Contingencies.”

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended November 1, 2020 and November 3, 2019 was $77.5 million and $89.2 million, respectively.

Cash paid for income taxes, net of refunds, in the nine months ended November 1, 2020 and November 3, 2019 was approximately $83.5 million and $35.3 million, respectively.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended November 1, 2020 and November 3, 2019, HDS executed equity cash distributions of $242.4 million and $319.2 million, respectively, to Holdings, via HDS’s direct parent, HDS Holding Corporation. The equity distribution from HDS and return of capital recognized by Holdings were eliminated in consolidation of Holdings and its wholly-owned subsidiaries, including HDS.

FICA Payment Deferral

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  The deferred amount will be payable as follows:

●	50% of the deferred amount will be due December 31, 2021

●	Remaining 50% of the deferred amount will be due December 31, 2022

In the nine months ended November 1, 2020, the Company deferred FICA payments of $21.7 million under the CARES Act. The deferred payments are reflected in Other liabilities in the Consolidated Balance Sheets. The deferral had no impact on the Consolidated Statement of Operations and Comprehensive Income.

Share Repurchases

During fiscal 2014, Holdings’ Board of Directors authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options (“April 2014 Plan”). This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. During November 2018, March 2020 and September 2020, Holdings’ Board of Directors authorized three additional share repurchase programs, each of which authorized additional repurchases of up to an aggregate amount of $500 million of Holdings’ common stock (the “November 2018 Plan,” “March 2020 Plan,” and “September 2020 Plan,” respectively). Holdings completed the repurchase of all $500 million of common stock authorized under the November 2018 Plan in January 2020. Holdings began repurchasing shares under the March 2020 Plan during third quarter 2020. Holdings has not repurchased any shares under the September 2020 Plan.

Holdings’ share repurchases under these plans for the nine months ended November 1, 2020 and November 3, 2019 were as follows (dollars in millions):

	Nine Months Ended
	November 1, 2020		November 3, 2019
	Number of Shares	Cost of Shares	Number of Shares	Cost of Shares
September 2020 Plan	—	$—	—	$—
March 2020 Plan	6,321,661	258.3	—	—
November 2018 Plan	—	—	8,161,079	316.0
April 2014 Plan	241,474	9.0	158,734	6.8
Total share repurchases	6,563,135	$267.3	8,319,813	$322.8

NOTE 10 — RESTRUCTURING AND SEPARATION ACTIVITIES

On September 24, 2019, the Company announced its intention to separate its Facilities Maintenance and Construction & Industrial businesses into two independent publicly traded companies. On October 19, 2020, the Company completed the sale of it Construction & Industrial business, rather than separate it through a tax-free distribution to shareholders. See "Note 2 - Discontinued Operations" for further discussion.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended November 1, 2020, the Company recognized $3.9 million and $7.6 million, respectively, in restructuring and separation charges. The charges were for costs related to deferring certain projects during the separation preparations and employee-related costs, including severance and transaction bonuses. As of November 1, 2020, remaining unpaid costs associated with these activities are immaterial.

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

On August 8, 2017, two stockholder derivative complaints were filed in the U.S. District Court for the Northern District of Georgia (the "federal court derivative action"), naming the Company as a “nominal defendant” and certain members of its senior management and Board of Directors as individual defendants.  The complaints generally allege that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding operating leverage and supply chain corrective actions.  The complaints assert claims against the individual defendants under Section 14(a) of the Exchange Act, and allege breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling.  The complaints assert a claim to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seek certain actions by the Company to modify its corporate governance and internal procedures, and seek to recover attorneys’ fees and other costs.

On August 29, 2018, a stockholder derivative complaint was filed in Delaware Chancery Court naming the Company as a “nominal defendant” and certain members of its senior management and Board of Directors as individual defendants (the “Delaware court derivative action”).  The complaint generally alleges that the individual defendants caused the Company to issue false and misleading statements concerning the Company’s business, operations, and financial prospects, including misrepresentations regarding supply chain corrective actions.  The complaint asserts various common law breach of fiduciary duty claims against the individual defendants and claims of unjust enrichment and insider selling.  The complaint seeks to recover any damages sustained by the Company as a result of the individual defendants’ allegedly wrongful actions, seeks certain actions by the Company to modify its corporate governance and internal procedures, and seeks to recover attorneys’ fees and other costs. The individual defendants moved to dismiss the complaint on November 2, 2018.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 4, 2020, the parties entered into a definitive written agreement to settle the Delaware court derivative action and the federal court derivative action (each as described above) subject to court approval. Under the terms of the agreement, the Company will adopt or continue for a period of time certain corporate governance enhancements and will, if approved by the court, pay or cause to be paid a reasonable attorneys' fee of up to $1.9 million, which amount is covered under the Company's insurance policies. The Company and the individual defendants continue to dispute the allegations in the derivative complaint, and the settlement is without any admission of the allegations in the complaints.

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

Nature of Products and Services

The Company offers products that serve the maintenance, repair and operations (“MRO”) end market as well as value-added services. For additional information regarding the nature of products and services offered, see “Description of business” within Item 2 of this quarterly report on Form 10-Q.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The Company elected to disaggregate revenue by its demand types: MRO and Property Improvement. The Company believes this disaggregation appropriately meets the objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The table below represents disaggregated revenue for the Company (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Maintenance, Repair, and Operations	$742.7	$725.9	$2,040.1	$2,149.2
Property Improvement	84.8	99.3	228.9	276.8
Total Net Sales	$827.5	$825.2	$2,269.0	$2,426.0

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Cloud Computing Arrangements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also provides for additional disclosure requirements regarding the nature of an entity’s hosting arrangements that are service contracts. The ASU is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the guidance in ASU 2018-15 on February 3, 2020 (the first day of fiscal 2020) prospectively to capitalize all implementation costs incurred after the date of adoption with no material impact to the Company's financial position, results of operations or cash flows.

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

NOTE 14 – SUBSEQUENT EVENT

On November 15, 2020, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Home Depot, Inc., a Delaware corporation (“Parent”), and Coronado Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Parent has agreed to cause Merger Sub to commence a tender offer (as it may be extended, amended or supplemented from time to time, the “Offer”) to purchase any and all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”), at a price of $56.00 per Share (the “Offer Price”), net to the holder thereof, in cash, without interest thereon.

Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), and the Company will survive the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each Share that is not tendered and accepted pursuant to the Offer (other than Shares owned by Parent, Merger Sub or the Company, or by any of their respective direct or indirect wholly owned subsidiaries, and Shares held by stockholders of the Company who are entitled to demand and who have properly and validly demanded their statutory rights of appraisal in compliance with Section 262 of the DGCL) will be automatically converted into the right to receive the Offer Price, net to the holder thereof, in cash, without interest thereon.

The Board of Directors of the Company has approved the Merger Agreement and determined that the Offer, the Merger and the other transactions contemplated by the Merger Agreement are advisable and fair to the stockholders of the Company and in the best interests of the Company, and recommends that the stockholders of the Company accept the Offer and tender their Shares to Merger Sub pursuant to the Offer.

The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including, among other things, (i) that at the expiration of the Offer a simple majority of all of the outstanding Shares (determined on a fully diluted basis, which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or other terms and conditions thereof) be validly tendered and not withdrawn in accordance with the terms of the Offer (the “Minimum Condition”) and (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Offer is not subject to any financing condition.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among them, the Company has agreed to conduct its operations in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time.

Pursuant to the “no-shop” provisions in the Merger Agreement, the Company will become subject to customary “no-shop” restrictions on its and its representatives’ ability to solicit, discuss or negotiate alternative acquisition proposals from third parties, subject to exceptions for acquisition proposals that the Board of Directors determines in good faith constitutes or could reasonably be expected to result in a “Superior Proposal” (as defined in the Merger Agreement) (the “No-Shop Provisions”).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Merger Agreement also includes customary termination rights for both the Company and Parent, including, among others, the right to terminate in the event the closing of the Offer has not occurred on or before August 15, 2021 (the “Outside Date”), provided that the Outside Date will be automatically extended to November 15, 2021 if the closing conditions regarding the HSR Act have not been met as of August 15, 2021. In addition, the Company has agreed to pay Parent a termination fee of $275 million in cash upon termination of the Merger Agreement under certain specified circumstances, including, among others, (i) in order for the Company to enter into an alternative transaction for a Superior Proposal, (ii) a change in the Board of Directors’ recommendation that the Company’s stockholders tender their Shares in the Offer or (iii) a material and deliberate breach by the Company of the No-Shop Provisions.

Under the terms of the Merger Agreement, immediately prior to the Effective Time, each then-outstanding Company equity or equity-based award will be automatically converted into the right to receive the Offer Price (less the applicable exercise price per Share with respect to Company stock options), without any interest thereon and less any required withholding taxes.

Four lawsuits had been filed by December 3, 2020 relating to the Offer and the Merger in federal and state courts by purported individual or trust shareholders against the Company, its directors and, in one case, Home Depot. The cases are, in the order by which they were filed:  Stein v. HD Supply Holdings, Inc., et al., 1:20-cv-01605 (D. Del. Nov. 25, 2020); Vandunk v. HD Supply Holdings, Inc., et al., 1:20-cv-05777 (E.D.N.Y. Nov. 30, 2020); Drulias v. DeAngelo, et al., Index No. 656625/2020 (N.Y. Cty. Sup. Ct. Nov. 30, 2020); and Rosenfeld Family Found. v. HD Supply Holdings, Inc., et al., 1:20-cv-04854 (N.D. Ga. Dec. 1, 2020). The complaints generally allege that the Schedule 14D-9, and, in one case, the Schedule TO, misrepresent and/or omit certain purportedly material information and assert violations of Sections 14(e) and 14(d) of the Securities Exchange Act of 1934, rules thereunder or common law fraud and/or negligent misrepresentation or concealment.  The alleged material misstatements and omissions relate to, among other topics, the Company’s forecasts, Goldman Sachs’ financial analysis, the interests of directors and officers in the Offer and the Merger and events giving rise to the Offer and the Merger. The plaintiffs in each of the foregoing actions seek, among other things, an injunction against the consummation of the Offer and the Merger or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees and expenses). The Company believes each of the allegations lack merit and intends to vigorously defend against them.

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

HD Supply is one of the largest industrial distributors in North America. We operate through one reportable segment with a leading position in the Maintenance, Repair & Operations (“MRO”) market sector. Through approximately 44 distribution centers, in the U.S. and Canada, we serve this market sector with an integrated go-to-market strategy. We have more than 5,500 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 300,000 customers, which include contractors, maintenance professionals, industrial businesses, and government entities primarily in multifamily, hospitality, healthcare, and institutional facilities markets. Our broad range of end-to-end product lines and services include approximately 200,000 stock-keeping units of quality, name-brand and proprietary-brand products as well as value-add services.

On August 10, 2020, HDS entered into a Transaction Agreement (the "Transaction Agreement") with an affiliate of Clayton, Dubilier & Rice (the "Purchaser") to sell the Company's Construction & Industrial business to Purchaser for a purchase price of $2.9 billion in cash, subject to customary adjustments. On October 19, 2020, the Company completed the sale of it Construction & Industrial business. For additional information, see "Note 2 - Discontinued Operations" in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

On November 15, 2020, Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Home Depot, Inc., a Delaware corporation ("Parent"), and Coronado Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Parent has agreed to cause Merger Sub to commence a tender offer (as it may be extended, amended or supplemented from time to time, the "Offer") to purchase any and all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares"), at a price of $56.00 per Share (the "Offer Price"), net to the holder thereof, in cash, without interest thereon. For additional information, see "Note 14 - Subsequent Event," in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

HD Supply was deemed an essential business in all areas in which we operate. As a result, we have continued to service our customers. However, our customers have been impacted by various factors related to the pandemic, including the response of governmental and other regulatory authorities to the pandemic, such as “shelter-in-place,” “stay-at-home” orders, mandatory quarantine orders, travel restrictions, and restrictions on landlord remedies. These factors resulted in a slowing of our sales to the affected customers. Many of our hospitality customer locations were closed or operating at a meaningfully diminished capacity, which negatively impacted sales beginning in the last half of the first quarter and may negatively impact sales until the response to the COVID-19 pandemic moderates. Many of the markets in which we operate have eased restrictions that were in place earlier in the year, subject to change depending on the scope and nature of the continuing pandemic.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

With respect to liquidity, we are continuously evaluating our cash positions and have taken actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, and limiting discretionary spending. We have also reduced anticipated spending on certain capital investment projects. In addition, we may choose and currently have the ability to access available credit facilities and have capacity to do so. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. Alternatively, we may reverse some of the actions previously taken as we deem appropriate.

Description of business

We operate our Company through one reportable segment, distributing Maintenance, Repair and Operations (“MRO”) products, providing value-add services and fabricating custom products. We serve the multifamily, hospitality, healthcare and institutional facilities markets. Products include electrical and lighting items, plumbing supplies, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

Discontinued Operations

On October 19, 2020, the Company completed the sale of its Construction & Industrial business. In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," as amended, the results of the Construction & Industrial business are classified as discontinued operations. All periods presented have been revised to reflect this presentation. For additional information, see "Note 2 - Discontinued Operations ," in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Acquisitions

We enter into strategic acquisitions from time to time to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, “Business Combinations,” the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the second and third quarters of each fiscal year due to various factors, such as multifamily unit improvement expenditures as a result of turnover trends, which tend to be higher in the summer months, and increased sales of heating, ventilating, and air condition ("HVAC") systems in the hotter months.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  The fiscal years ending January 31, 2021 (“fiscal 2020”) and February 2, 2020 (“fiscal 2019”) both include 52 weeks. The three months ended November 1, 2020 (“third quarter 2020”) and November 3, 2019 (“third quarter 2019”) both include 13 weeks. The nine months ended November 1, 2020 and November 3, 2019 both include 39 weeks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Key business metrics

Net sales

We earn our Net sales primarily from the sale of  maintenance, repair and operations, and renovation and improvement-related products and our provision of related services to approximately 300,000 customers, including government entities, maintenance professionals, and industrial businesses. We recognize sales, net of sales tax and allowances for returns and discounts, when an identified performance obligation is satisfied by transfer of the promised goods or services to the customer. Net sales in certain business units fluctuate with the price of commodities as we seek to minimize the effects of changing commodities prices by passing such increases in the prices of certain commodity-based products to our customers.

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

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in our Senior Term Facility (the "Senior Term Facility") and Senior Asset Based Lending Facility due 2022 (the "Senior ABL Facility" and, together with the Senior Term Facility, the "Senior  Credit Facilities") and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA. Our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $100 million and 10% of the lesser of (A) the Borrowing Base and (B) the Total Facility Commitment (both as defined in the Senior ABL Facility agreement). Adjusted EBITDA is defined as Net income (loss) less Income from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision for income taxes, (iii) Depreciation and amortization and further adjusted to exclude loss on extinguishment of debt, non-cash items and certain other adjustments to Consolidated Net Income, including costs associated with capital structure enhancements permitted in calculating Consolidated EBITDA under our Senior Credit Facilities. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Term Loan Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K for the fiscal year ended February 2, 2020.

Adjusted net income is defined as Net income less Income from discontinued operations, net of tax, further adjusted for loss on extinguishment of debt and certain non-cash, non-recurring, non-operational, or unusual items, net of tax. Effective with the second quarter of fiscal 2020 reporting, we modified the definition of Adjusted net income to remove the exclusions of the tax provision and amortization of acquisition-related intangible assets (other than software) and addition of cash tax payments. We believe this revised presentation is more useful since we have exhausted our federal net operating loss carryforwards and become a regular taxpayer. All periods presented have been revised to reflect the modified definition.

Free cash flow is defined as cash flow provided by operating activities less capital expenditures.

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

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net income	$1,608.2	$131.9	$1,811.2	$373.7
Less income from discontinued operations, net of tax	1,572.7	58.5	1,677.3	161.3
Income from continuing operations	35.5	73.4	133.9	212.4
Interest expense, net	22.0	27.4	71.1	83.4
Provision for income taxes	14.4	25.1	46.6	71.1
Depreciation and amortization	17.7	15.5	52.1	45.2
Loss on extinguishment & modification of debt(1)	5.5	—	5.5	—
Loss on voluntary interest rate swap termination(2)	43.6	—	43.6	—
Restructuring and separation charges(3)	3.9	1.3	7.6	(0.4)
Stock‑based compensation	5.3	3.6	13.8	11.9
Acquisition and integration costs(4)	—	1.2	—	1.3
Other	0.1	—	—	—
Adjusted EBITDA	$148.0	$147.5	$374.2	$424.9
(1)	Represents the loss on extinguishment of debt, including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.
(2)	Represents the loss incurred to voluntarily terminate $500 million notional value of the Company’s interest rate swap during the three months ended November 1, 2020. This loss was recorded within Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income. For further information, see “Note 4 – Derivative Instruments” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.
(3)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs, and costs related to deferring certain projects during the separation preparations. In the nine months ended November 3, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(4)	Represents the costs incurred in the acquisition and integration of business acquisitions.

The following table presents a reconciliation of Net Income, the most directly comparable financial measure under GAAP, to Adjusted net income for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1,2020	November 3, 2019	November 1,2020	November 3, 2019
Net income	$1,608.2	$131.9	$1,811.2	$373.7
Less income from discontinued operations, net of tax	1,572.7	58.5	1,677.3	161.3
Income from continuing operations	35.5	73.4	133.9	212.4
Plus: Restructuring and separation charges(1)	3.9	1.3	7.6	(0.4)
Plus: Loss on extinguishment & modification of debt(2)	5.5	—	5.5	—
Plus: Loss on voluntary interest rate swap termination(3)	43.6	—	43.6	—
Plus: Acquisition and integration costs(4)	—	1.2	—	1.3
Plus: Tax on adjustments(5)	(13.7)	(0.6)	(14.7)	(0.2)
Adjusted Net Income	$74.8	$75.3	$175.9	$213.1
(1)	Represents the costs related to separation activities and personnel changes, primarily severance and other employee-related costs, and costs related to deferring certain projects during the separation preparations. In the nine months ended November 3, 2019, the Company recognized a favorable termination of the lease for its former corporate headquarters.
(2)	Represents the loss on extinguishment of debt, including the write-off of unamortized deferred financing costs, original issue discount, and other assets or liabilities associated with such debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

(3)	Represents the loss incurred to voluntarily terminate $500 million notional value of the Company's interest rate swap during the three months ended November 1, 2020. This loss was recorded within Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income. For further information, see "Note 4 - Derivative Instruments" in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.
(4)	Represents the costs incurred in the acquisition and integration of business acquisitions.
(5)	Adjustments to Net income have been tax effected at the Company's combined annual federal and statutory tax rates of 25.8% for the three and nine months ended November 1, 2020 and 25.7% for the three and nine months ended November 3, 2019.

Consolidated results of operations

Dollars in millions

			Percentage			Percentage
	Three Months Ended		Increase	Nine Months Ended		Increase
	November 1, 2020	November 3, 2019	(Decrease)	November 1, 2020	November 3, 2019	(Decrease)
Net sales	$827.5	$825.2	0.3%	$2,269.0	$2,426.0	(6.5)%
Gross Profit	348.3	352.0	(1.1)	958.0	1,037.6	(7.7)
Operating expenses:
Selling, general, and administrative	205.7	209.3	(1.7)	597.6	625.9	(4.5)
Depreciation and amortization	17.7	15.5	14.2	52.1	45.2	15.3
Restructuring and separation	3.9	1.3	*	7.6	(0.4)	*
Total operating expenses	227.3	226.1	0.5	657.3	670.7	(2.0)
Operating Income	121.0	125.9	(3.9)	300.7	366.9	(18.0)
Interest expense	22.0	27.4	(19.7)	71.1	83.4	(14.7)
Loss on extinguishment & modification of debt	5.5	—	*	5.5	—	*
Other (income) expense, net	43.6	—	*	43.6	—	*
Income Before Provision for Income Taxes	49.9	98.5	(49.3)	180.5	283.5	(36.3)
Provision for income taxes	14.4	25.1	(42.6)	46.6	71.1	(34.5)
Income from Continuing Operations	35.5	73.4	(51.6)	133.9	212.4	(37.0)
Income from discontinued operations, net of tax	1,572.7	58.5	*	1,677.3	161.3	*
Net Income	$1,608.2	$131.9	*	$1,811.2	$373.7	*

Non‑GAAP financial data:
Adjusted EBITDA	$148.0	$147.5	0.3	$374.2	$424.9	(11.9)
Adjusted net income	$74.8	$75.3	(0.7)	$175.9	$213.1	(17.5)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point	Nine Months Ended		Basis Point
	November 1,	November 3,	Increase	November 1,	November 3,	Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Net sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	42.1	42.7	(60)	42.2	42.8	(60)
Operating expenses:
Selling, general, and administrative	24.9	25.3	(40)	26.3	25.8	50
Depreciation and amortization	2.1	1.9	20	2.3	1.9	40
Restructuring and separation	0.5	0.2	30	0.3	—	30
Total operating expenses	27.5	27.4	10	28.9	27.7	120
Operating Income	14.6	15.3	(70)	13.3	15.1	(180)
Interest expense	2.6	3.4	(80)	3.2	3.4	(20)
Loss on extinguishment & modification of debt	0.7	—	70	0.2	—	20
Other (income) expense, net	5.3	—	*	1.9	—	190
Income Before Provision for Income Taxes	6.0	11.9	*	8.0	11.7	*
Provision for income taxes	1.7	3.0	(130)	2.1	2.9	(80)
Income from Continuing Operations	4.3	8.9	*	5.9	8.8	*
Income from discontinued operations, net of tax	190.0	7.1	*	73.9	6.6	*
Net Income	194.3	16.0	*	79.8	15.4	*

Non‑GAAP financial data:
Adjusted EBITDA	17.9	17.9	—	16.5	17.5	(100)
Adjusted net income	9.0	9.1	(10)	7.8	8.8	(100)

* Not meaningful

Highlights

Net sales in third quarter 2020 increased $2.3 million, or 0.3%, as compared to third quarter 2019. Operating income in third quarter 2020 decreased $4.9 million, or 3.9%, as compared to third quarter 2019. Net income in third quarter 2020 increased $1,476.3 million to $1,608.2 million as compared to third quarter 2019, primarily due to the completion of the sale of the Construction & Industrial business. Adjusted EBITDA in third quarter 2020 increased $0.5 million, or 0.3%, as compared to third quarter 2019. Adjusted net income in third quarter 2020 decreased $0.5 million, or 0.7%, as compared to third quarter 2019. As of November 1, 2020, our total liquidity was $2.8 billion. See “Liquidity and capital resources – External Financing” of this Item 2 of this quarterly report on Form 10-Q for further information.

Net sales

Net sales increased $2.3 million, or 0.3%, in third quarter 2020 as compared to third quarter 2019 and decreased $157.0 million, or 6.5%, in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in Net sales in in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019 was primarily due to declines in the hospitality and multifamily industries related to the response by governmental and other regulatory authorities to the COVID-19 pandemic during the first two quarters of fiscal 2020. As the markets in which we operate began easing these restrictions during second quarter 2020, we generated improving sales volume. All of our verticals showed increased sales in third quarter 2020 as compared to the second quarter of fiscal 2020. Average year-over-year daily sales changes for fiscal 2020 by months was as follows:

Fiscal Month:	February	March	April	May	June	July	August	September	October
Daily Sales Change	4.1%	(0.4)%	(31.9)%	(13.4)%	(9.0)%	(4.4)%	1.1%	(0.7)%	0.3%
Selling Days	20	20	25	19	20	24	19	19	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

The most prominent impact of the decline in Net sales was in the hospitality industry, which historically represents approximately 16-18% of sales. The decline in travel due to the COVID-19 pandemic resulted in the closing of many hotels, with the remaining open hotels experiencing a significant reduction in occupancy. Hospitality sales improved in third quarter 2020 as compared to second quarter 2020 as occupancy began to increase and we increased our share in serving the hospitality industry. In third quarter 2020 and the first nine months of fiscal 2020, hospitality sales decreased approximately 14.1% and 27.3%, respectively, as compared to the same periods in fiscal 2019.

Many of our multifamily customers limited their purchases to emergency repair and maintenance items in order to preserve cash and to keep maintenance professionals from entering tenant units unnecessarily in an attempt to maintain social distancing. Multifamily customers may also be affected by the steps taken by state and local governments to minimize the impact of the COVID-19 pandemic on tenants, including placing moratoriums on evictions and prohibiting late fees for up to three months. Finally, multifamily customers are seeing fewer unit turns as tenants are less likely to move their residence during the pandemic. Fewer turns reduce both maintenance and improvement expenditures. Sales to multifamily customers historically account for approximately 60% of sales. Multifamily sales also improved in third quarter 2020 as compared to second quarter 2020. In third quarter 2020 and the first nine months of fiscal 2020, our multifamily sales increased approximately 2.1% and decreased approximately 3.3%, as compared to the same periods in fiscal 2019.

The following table provides Gross Sales after Returns (“GSAR”) (which excludes customer rebates, discounts, and allowances) as a percentage of total GSAR by vertical sales channel:

	Three Months Ended			Nine Months Ended
			Basis Point			Basis Point
	November 1,	November 3,	Increase	November 1,	November 3,	Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Sales Vertical
Multifamily	62.3%	61.1%	120	62.2%	60.3%	190
Hospitality	14.0%	16.4%	(240)	13.2%	17.1%	(390)
Healthcare	7.0%	7.0%	—	7.4%	7.0%	40
Institutional	8.9%	7.8%	110	8.6%	7.8%	80
Other	7.8%	7.7%	10	8.6%	7.8%	80
Total	100.0%	100.0%	—	100.0%	100.0%	—

Gross profit

Gross profit decreased $3.7 million, or 1.1%, during third quarter 2020 as compared to third quarter 2019 and $79.6 million, or 7.7%, during the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.

Gross profit as a percentage of Net sales (“gross margin”) decreased approximately 60 basis points to 42.1% in third quarter 2020 as compared to 42.7% in third quarter 2019 and approximately 60 basis points to 42.2% in the first nine months of fiscal 2020 as compared to 42.8% in the same period in fiscal 2019.

The decline in gross margins resulted from an increase in sales of lower-margin safety products, appliances, HVAC, and janitorial products. We expect gross margin to fluctuate as our customers within different industries recover from the impacts of the COVID-19 pandemic at different rates and with new product requirements.

Operating expenses

Operating expenses increased $1.2 million, or 0.5%, during third quarter 2020 as compared to third quarter 2019 and decreased $13.4 million, or 2.0%, in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Selling, general, and administrative expenses decreased in both periods of fiscal 2020 as compared to the same periods in fiscal 2019 primarily due to decreases in variable costs including personnel, travel and other controllable costs. During third quarter 2020, the decrease also included a reduction in insurance and safety claims. During the first nine months of fiscal 2020, these decreases were partially offset by an increase in fixed facility and equipment costs and charges for expected credit losses. Depreciation and amortization expense increased in both periods due to investments in facilities and technology during fiscal 2019. Restructuring and separation expenses in third quarter 2020 and the first nine months of fiscal 2020 were primarily due to severance, other employee-related costs, and the costs of deferring certain projects during the separation preparations. Restructuring and separation expenses in the first nine months of fiscal 2019 included the reversal of $1.7 million of restructuring expenses incurred in fiscal 2018. The reversal resulted from the favorable termination of the lease associated with the Company’s former corporate headquarters, which was exited in fiscal 2018.

Operating expenses as a percentage of Net sales increased approximately 10 basis points to 27.5% in third quarter 2020 as compared to third quarter 2019 and approximately 120 basis points to 28.9% in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. Selling, general, and administrative expenses as a percentage of Net sales, decreased approximately 40 basis points to 24.9% in third quarter 2020 as compared to third quarter 2019. The decrease in third quarter 2020 as compared to third quarter 2019 was primarily due to the decrease in travel and other controllable costs and favorable insurance and safety claims, partially offset by performance bonuses as a percentage of Net sales. Selling, general, and administrative expenses as a percentage of Net sales increased approximately 50 basis points to 26.3% in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The increase was primarily a result of the decline in net sales and increased charges for expected credit losses. Beginning in mid-March 2020, the economic impact of the response to the COVID-19 pandemic was swift and significant. As a result, the initial reduction in Net sales outpaced our efforts to reduce fixed costs. Restructuring and separation expenses as a percentage of Net sales increased approximately 30 basis points in both third quarter 2020 as compared to third quarter 2019 and the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.

Operating income

Operating income decreased $4.9 million, or 3.9%, during third quarter 2020 as compared to third quarter 2019 and $66.2 million, or 18.0%, during the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in third quarter 2020 as compared to third quarter 2019 was due to the decline in gross profit as a result of a decrease in gross margins and the increase in operating expenses. The decrease in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019 was due to the decrease in Net sales and gross profit, partially offset by the decrease in operating expenses.

Operating income as a percentage of Net sales decreased approximately 70 basis points to 14.6% during third quarter 2020 as compared to third quarter 2019 and approximately 180 basis points to 13.3% during the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in third quarter 2020 as compared to third quarter 2019 was due to the decline in gross margins and the increase in operating expenses as a percentage of Net sales. The decrease in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019 periods was primarily due to the increase in operating expenses as a percentage of Net sales, and to a lesser extent, the decline in gross margins.

Interest expense

Interest expense decreased $5.4 million, or 19.7%, during third quarter 2020 as compared to third quarter 2019 and $12.3 million, or 14.7%, during the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.  The decrease in both periods was primarily due to declining interest rates and a reduction in indebtedness.

Loss on extinguishment & modification of debt

During third quarter 2020 and the first nine months of fiscal 2020, our debt extinguishment and modification activities resulted in charges of $5.5 million, recorded in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

On October 20, 2020, HDS reduced its U.S. and Canadian borrowing capacities under its Senior ABL Facility by $340.0 million and $60.0 million, respectively. As a result, the Company incurred a $0.8 million loss on modification of debt for the write-off of unamortized deferred financing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

On October 20, 2020, HDS paid $524.3 million to reduce its aggregate principal of $1,070.0 million tranche of Term Loans (the “Term B-5 Loans”), incurring a $4.7 million loss on extinguishment of debt, which included write-offs of $1.2 million and $3.5 million of unamortized original issue discount and unamortized deferred financing costs, respectively.

Other (income) expense, net

During third quarter 2020 and the first nine months of fiscal 2020, we recognized a $43.6 million loss in Other (income) expense, net for the early termination of $500.0 million notional amount of our interest rate swap agreement.

Provision for income taxes

The provision for income taxes during the period is calculated by applying an estimated annual tax rate for the full fiscal year to pre-tax income for the reported period plus or minus unusual or infrequent discrete items occurring within the period. The provision for income taxes from continuing operations in third quarter 2020 was $14.4 million compared to $25.1 million in third quarter 2019. The provision for income taxes for the first nine months of fiscal 2020 was $46.6 million as compared to $71.1 million in the first nine months of fiscal 2019.

The effective rate for third quarter 2020 and the first nine months of fiscal 2020 was 28.9% and 25.8%, respectively. The effective rate for third quarter 2019 and the first nine months of fiscal 2019 was 25.5% and 25.1%, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (“NOLs”), expensing of qualified improvement property and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for third quarter 2020 or the first nine months of fiscal 2020 related to the CARES Act.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of November 1, 2020 and February 2, 2020, the Company’s valuation allowance on its U.S. deferred tax assets was approximately $5.4 million and $6.0 million, respectively.

Income from discontinued operations, net of tax

On October 19, 2020, we completed the sale of the Construction & Industrial business, resulting in a gain on sale of approximately $1,504.9 million, net of tax of $257.1 million and transaction costs of $46.2 million.

Excluding the gain on sale, Income from discontinued operations, net of tax during third quarter 2020 and third quarter 2019 was $63.6 million and $58.5 million, respectively.

Excluding the gain on sale, Income from discontinued operations, net of tax during the first nine months of fiscal 2020 and fiscal 2019 was $172.4 million and $161.3 million, respectively.

For additional information, see “Note 2 — Discontinued Operations” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Adjusted EBITDA

Adjusted EBITDA increased $0.5 million, or 0.3%, in third quarter 2020 as compared to third quarter 2019 and decreased $50.7 million, or 11.9%, in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.

Adjusted EBITDA as a percentage of Net sales was flat in third quarter 2020 as compared to third quarter 2019 and decreased approximately 100 basis points to 16.5% in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The flat rate in third quarter 2020 was driven by the decline in gross margin, offset by the decrease in Selling, general, and administrative expenses as a percentage of Net sales. The decrease in the first nine months of fiscal 2020 as compared to fiscal 2019 was due to the decline in gross margin and the increase in Selling, general, and administrative expenses as a percentage of Net sales.

Adjusted net income

Adjusted net income decreased $0.5 million, or 0.7%, in third quarter 2020 as compared to third quarter 2019 and $37.2 million, or 17.5%, in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. The decrease in Adjusted net income in both periods was primarily attributable to the decline in operating income, partially offset by lower interest expense. In addition, Adjusted net income in third quarter 2020 reflected a higher tax provision than third quarter 2019 and Adjusted net income in the first nine months of fiscal 2020 reflected a lower tax provision than the first nine months of fiscal 2019.

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

The CARES Act allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from March 27, 2020 and ending December 31, 2020.  During the first nine months of fiscal 2020, the Company deferred FICA payments of $21.7 million under the CARES Act and will continue to defer FICA payments through December 31, 2020. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be due December 31, 2021 and (2) the remaining 50% of the deferred amount will be due December 31, 2022.

During the first nine months of fiscal 2020, our cash inflow was primarily driven by cash provided by the sale of the Construction & Industrial business, and, to a lesser extent, cash flow from operations, partially offset by net debt repayments and capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

As of November 1, 2020, our combined liquidity of approximately $2.8 billion was comprised of $2.3 billion in cash and cash equivalents and $436.7 million of additional available borrowings (excluding $139.4 million of borrowings on available cash balances) under our Senior ABL Facility, based on qualifying inventory and receivables. Our November 1, 2020 combined liquidity increased approximately $2.1 billion as compared to our fiscal 2019 year-end combined liquidity of $628.4 million.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Amounts in millions	Nine Months Ended
	November 1, 2020	November 3, 2019	Increase (Decrease)
Net cash provided by (used for):
Operating activities	$523.9	$496.6	$27.3
Investing activities	2,791.2	(95.8)	2,887.0
Financing activities	(1,034.6)	(402.3)	(632.3)

Free cash flow:
Operating activities	$523.9	$496.6	$27.3
Less: Capital expenditures	(54.6)	(89.1)	34.5
Free cash flow	$469.3	$407.5	$61.8

Working capital

Working capital, excluding cash and cash equivalents, was $6.4 million as of November 1, 2020, decreasing $847.2 million as compared to $853.6 million as of November 3, 2019. Working capital, excluding the impact of discontinued operations and cash and cash equivalents decreased $427.6 million. The decrease in working capital, excluding the impact of discontinued operations and cash and cash equivalents, was attributable to accrued income taxes of approximately $282.3 million primarily related to the sale of the Construction & Industrial business, declines in Accounts receivable and Inventory due to declining sales as a result of the COVID-19 pandemic, and an increase in Accounts payable due to timing of payments.

Operating activities

During the first nine months of fiscal 2020, cash provided by operating activities was $523.9 million compared to $496.6 million in the first nine months of fiscal 2019. During the first nine months of fiscal 2020, cash flows provided by operating activities for discontinued operations were $266.5 million as compared to $251.5 million during the first nine months of fiscal 2019. Cash flows provided by operating activities from continuing operations increased $12.3 million to $257.4 million in the first nine months of fiscal 2020 as compared to the same period in fiscal 2019. Cash interest paid in the first nine months of fiscal 2020 was $77.5 million, compared to $89.2 million in the first nine months of fiscal 2019. Cash flows from operating activities in the first nine months of fiscal 2020 included a payment of $43.6 million to voluntarily terminate $500 million notional value of the Company’s interest rate swap. Cash income taxes paid in the first nine months of fiscal 2020 was $83.5 million, compared to $35.3 million in the first nine months of fiscal 2019.

Investing activities

During the first nine months of fiscal 2020, cash provided by investing activities was $2,791.2 million, primarily comprised of $2.8 billion of net cash proceeds from the sale of the Construction & Industrial business, partially offset by $54.6 million of capital expenditures.  During the first nine months of fiscal 2019, cash used by investing activities was $95.8 million, primarily comprised of $89.1 million of capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	HD SUPPLY

Financing activities

During the first nine months of fiscal 2020, cash used in financing activities was $1,034.6 million, primarily due to net debt repayments of $791.8 million, purchases of treasury shares of $246.9 million, and tax withholdings on stock-based awards of $3.8 million, partially offset by proceeds from employee stock option exercises of $8.9 million.

During the first nine months of fiscal 2019, cash used in financing activities was $402.3 million, primarily due to purchases of treasury shares of $320.5 million, the payment of the corporate headquarters financing liability of $87.9 million, and tax withholdings on stock-based awards of $5.5 million, partially offset by proceeds from employee stock option exercises of $6.8 million and net debt borrowing of $5.7 million.

External financing

As of November 1, 2020, we had an aggregate principal amount of $1,261.5 million of outstanding indebtedness, net of unamortized discounts and unamortized deferred financing costs of $1.2 million and $11.6 million, respectively, and $576.1 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $23.8 million in letters of credit issued and including $139.4 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance all or a portion of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.

On October 20, 2020, HDS reduced its U.S. and Canadian borrowing capacities under its Senior ABL Facility by $340.0 million and $60.0 million, respectively. The total borrowing capacity under the Senior ABL Facility is now $600.0 million (subject to availability under a borrowing base). As a result, the Company incurred a $0.8 million loss on modification of debt for the write-off of unamortized deferred financing costs, in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

On October 20, 2020, HDS used a portion of the net proceeds from the sale of the Construction & Industrial business to repay $524.3 million aggregate principal of its Term Loans in an original aggregate principal amount of $1,070.0 million. As a result, the Company incurred a $4.7 million loss on extinguishment of debt, which includes write-offs of $1.2 million and $3.5 million of unamortized original issue discount and unamortized deferred financing costs, respectively, in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”

For additional information, see “Note 3 - Debt,” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Critical accounting policies

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended February 2, 2020, with the exception of the Company’s adoption of Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on February 3, 2020 (the first day of fiscal 2020). Pursuant to the implementation of ASU 2016-13, the Company establishes an allowance for credit losses using estimations of loss rates based upon historical loss experience and adjusted for factors that are relevant to determining the expected collectability of trade receivables. These estimations and factors require assumptions and judgments regarding matters that are inherently uncertain, including the impact that the COVID-19 pandemic may have on the liquidity, credit, and solvency status of our customers or their industries. For further discussion on the Company’s allowances for credit losses, see “Note 9 – Supplemental Balance Sheet and Cash Flow Information” in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

HD Supply Holdings, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply Holdings, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply Holdings, Inc. disclosure controls and procedures were effective as of November 1, 2020 (the end of the period covered by this report).

HD Supply, Inc.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HD Supply, Inc., we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the HD Supply, Inc. disclosure controls and procedures were effective as of November 1, 2020 (the end of the period covered by this report).

(b)	Changes in internal control

There were no changes in Holdings’ or HDS’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, Holdings’ or HDS’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see "Note 11 - Commitments and Contingencies."

Item 1A. Risk Factors

We discuss in our filings with the SEC various risks that may materially affect our business. The information presented below supplements the risk factors set forth in our quarterly reports on Form 10-Q for the quarterly periods ended May 3, 2020, and August 2, 2020 and our annual report on Form 10-K for the fiscal year ended February 2, 2020. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Part II, Item 1A, Risk Factors in our quarterly reports on Form 10-Q for the quarterly periods ended May 3, 2020, and August 2, 2020 and Part I, Item 1A, Risk Factors in our annual report on Form 10-K, for the first year ended February 2, 2020.

HD SUPPLY

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

The announcement and pendency of the proposed Offer and the Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the Offer and the Merger on our suppliers, customers and employees, and other parties may have an adverse effect on our business, financial condition and results of operation, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

●the impairment of our ability to attract, retain, and motivate our employees, including key employees;
●the diversion of significant management time and resources towards the completion of the Merger;
●difficulties maintaining relationships with suppliers, customers and other business partners;
●delays or deferments of certain business decisions by our suppliers, customers and other business partners;
●	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger;
●litigation relating to the proposed transaction and the costs related thereto; and
●	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

Failure to consummate the Offer and the Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Offer and Merger will be consummated within the expected timeframe or at all. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including the prior consummation of the Offer, which is conditioned upon (i) there be validly tendered and not validly withdrawn that number of shares representing a majority of the shares then outstanding, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated, and (iii) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied or waived in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or The Home Depot, Inc. under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay The Home Depot, Inc. a termination fee of $275 million. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

HD SUPPLY

A failed transaction may result in negative publicity and a negative impression of us among our suppliers, customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our suppliers, customers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

The materialization of any risks and uncertainties identified in forward-looking statements contained in this quarterly report on Form 10-Q together with those previously disclosed in our quarterly reports on Form 10-Q for the quarterly periods ended May 3, 2020, and August 2, 2020, our annual report on Form 10-K for the fiscal year ended February 2, 2020 and our and HDS’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our results of operations, financial condition, and liquidity, and the development of the industries in which we operate.  See “Forward-looking statements and information” at the beginning of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

As of the date of this report, Holdings’ Board of Directors has authorized share repurchase programs that provide current availability to repurchase up to an aggregate of $1.0 billion of its common stock.  The Company conducts repurchases under the share repurchase programs in the open market and through broker-negotiated purchases in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and subject to market conditions, restrictive covenants contained in existing debt agreements, applicable legal requirements, and other relevant factors. These share repurchase programs do not obligate the Company to acquire any particular amount of its common stock, and may be terminated at any time at the Company’s discretion. Under these plans, Holdings purchased approximately 6.3 million shares at an average price of $40.86 per share during the nine months ended November 1, 2020.

Holdings’ Board of Directors has also authorized a share repurchase program to be funded from cash proceeds received from exercises of employee stock options. This share repurchase program does not obligate Holdings to acquire any particular amount of common stock, and it may be terminated at any time at Holdings’ discretion. Under this plan, Holdings repurchased approximately 0.2 million shares at an average price of $37.12 per share during the nine months ended November 1, 2020.

Issuer Purchases of Equity Securities in each fiscal month of the third quarter of fiscal 2020 are set forth in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
	Total		Total Number of	Value of Shares that
	Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of a Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Plans or Programs(1)
August 3 – August 30	22,781	$40.90	22,781	$500,000,012
August 31 – September 27	2,675,556	39.93	2,675,556	894,925,008
September 28 – November 1	3,767,952	41.54	3,767,952	741,706,787	(2)
Total	6,466,289	$40.87	6,466,289
(1)	The total dollar value of shares that may yet be purchased increases by the amount of cash proceeds received from the exercise of employee stock options as they occur.
(2)	As of November 1, 2020, the approximate dollar value of shares that may yet be repurchased under the plans or programs is almost entirely comprised of available repurchases related to the $500 million share repurchase programs authorized in March 2020 and September 2020.

Subsequent to the third quarter of fiscal 2020, the Company purchased an additional 767,468 shares for $32.9 million, an average price of $42.87 per share, under the current share repurchase plans. Effective November 15, 2020, the date of the Merger Agreement, the Company ceased repurchasing its common stock.

HD SUPPLY

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

Exhibit Number	Exhibit Description

2.1

Transaction Agreement, by and among HD Supply, Inc. and AppleCaramel Buyer, LLC dated August 10, 2020 (Incorporated by reference to Exhibit 2.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on August 10, 2020).

2.2

Agreement and Plan of Merger, dated as of November 15, 2020, by and among The Home Depot, Inc., Coronado Acquisition Sub Inc., and HD Supply Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K of HD Supply Holdings, Inc. (File No. 001-35979) filed on November 16, 2020).

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

HD SUPPLY

Exhibit Number	Exhibit Description

101

Interactive data files for HD Supply Holdings, Inc. and HD Supply, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income of HD Supply Holdings, Inc. (unaudited); (ii) the Consolidated Balance Sheets of HD Supply Holdings, Inc. (unaudited); (iii) the Consolidated Statements of Cash Flows of HD Supply Holdings, Inc. (unaudited); (iv) the Consolidated Statements of Stockholders’ Equity of HD Supply Holdings, Inc. (unaudited); (v) the Consolidated Statements of Operations and Comprehensive Income of HD Supply, Inc. (unaudited); (vi) the Consolidated Balance Sheets of HD Supply, Inc. (unaudited); (vii) the Consolidated Statements of Cash Flows of HD Supply, Inc. (unaudited); (viii) the Consolidated Statements of Stockholder’s Equity of HD Supply, Inc. (unaudited); and (ix) the Notes to Consolidated Financial Statements of HD Supply, Holdings Inc. and HD Supply, Inc. (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY HOLDINGS, INC.
(Registrant)

December 4, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer

HD SUPPLY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

December 4, 2020	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
Chairman of the Board, President and Chief Executive Officer

/s/ Evan J. Levitt
Evan J. Levitt
Senior Vice President, Chief Financial Officer and Chief
Administrative Officer